Form 10-Q
period 2007-03-31
Aldabra 2 Acquisition Corp.
filed 2007-08-02
CIK 1391390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from to
Commission File Number 001-33541
Aldabra 2 Acquisition Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-8356960
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
c/o Terrapin Partners LLC, 540 Madison Avenue, 17th Floor, New York, New York 10022
(Address of Principal Executive Office)
212-710-4100
(Issuer’s Telephone Number, Including Area Code)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer [    ]                         Accelerated filer [    ]                         Non-accelerated filer [ X ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
     As of July 31, 2007, 51,750,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Aldabra 2 Acquisition Corp.
(a development stage enterprise)

Part I: Financial Information
Item 1 - Financial Statements (Unaudited)
Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheet

March 31,
2007
(unaudited)

Assets
Current assets – Cash	$27,578
Deferred offering costs (Note 3)	118,908

Total assets	$146,486

Liabilities and Stockholders’ Equity
Current liabilities
Accrued offering costs	$21,500
Accrued expenses	1,000
Notes payable to initial stockholders (Note 4)	100,000

Total liabilities	122,500

Commitments (Note 6)

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value, authorized 100,000,000 shares, issued and outstanding 10,350,000 shares	1,035
Additional paid-in capital	23,965
Deficit accumulated during development stage	(1,014)

Total stockholders’ equity	23,986

Total liabilities and stockholders’ equity	$146,486

See notes to Financial Statements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Operations
(unaudited)
For the Period February 1, 2007 (inception) to March 31, 2007

For the period
February 1, 2007
(inception) to
March 31, 2007

Interest income	$ 146

Expenses:
Formation costs	1,000
Miscellaneous expenses	160

Total Expenses	1,160

Net loss	$ (1,014)

Weighted average shares outstanding	10,350,000

Net loss per share	$ (0.00)

See notes to Financial Statements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Stockholders’ Equity
(unaudited)
For the Period February 1, 2007 (inception) to March 31, 2007

				Deficit
				Accumulated
	Common Stock		Additional paid-in	During the
	Shares	Amount	capital	Development Stage	Stockholders’ Equity

Issuance of common stock to initial stockholders on February 1, 2007 at $.002 per share	10,350,000	$1,035	$ 23,965	$--	$ 25,000

Net Loss				(1,014)	(1,014)

Balance at March 31, 2007	10,350,000	$1,035	$ 23,965	$(1,014)	$ 23,986

See notes to Financial Statements

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Cash Flows
(unaudited)
For the Period February 1, 2007 (inception) to March 31, 2007

For the period
February 1, 2007
(inception) to
March 31, 2007

Cash flows from operating activities
Net loss	$(1,014)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accrued expenses	1,000

Net cash used in operating activities	(14)

Cash flows from financing activities

Proceeds from sale of shares of common stock to Initial Stockholders	25,000
Proceeds from notes payable to Initial Stockholders	100,000
Payment of costs associated with Proposed Offering	(97,408)

Net cash provided by financing activities	27,592

Net increase in cash	27,578
Cash at beginning of period	-

Cash at end of period	$27,578

Supplemental disclosure of non-cash financing activities:
Accrual of deferred offering cost	$21,500

See notes to Financial Statements

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements
(unaudited)

1.	Organization and Business Operations	The condensed financial statements at March 31, 2007 and for the period from February 1, 2007 (inception) to March 31, 2007 have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Aldabra 2 Acquisition Corp. (the “Company) as of March 31, 2007 and the results of its operations and cash flows for the period from February 1, 2007 (inception) to March 31, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Aldabra 2 Acquisition Corp. was incorporated in Delaware on February 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

At March 31, 2007, the Company had not yet commenced any operations. All activity through March 31, 2007 relates to the Company’s formation and the public offering described below.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective June 19, 2007. The Company consummated the Offering June 22, 2007 and received net proceeds of approximately $384,344,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering an aggregate of $399,500,000 including the $3,000,000 proceeds of the Private Placement described in Note 2 and the $12,420,000 of deferred underwriters discounts described in Note 2, was placed in a trust account (“Trust Account”) which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements
(unaudited)

search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable. The Company’s Chairman of the Board and the Company’s Chief Executive Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business). Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that public stockholders receive no less than $10.00 per share upon liquidation The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $3,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released to us as necessary to satisfy tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements
(unaudited)

of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the Effective Date of the Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).

Concentration of Credit Risk – The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Deferred Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Loss Per Share - Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements
(unaudited)

New Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Public Offering and Private Placement	In June 2007, the Company completed its Offering in which it sold to the public 41,400,000 units (“Units”), including 5,400,000 Units subject to the underwriters’ over-allotment option at an offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters agreed that 3% of the gross proceeds of the Offering ($12,420,000) will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

The Company’s Chairman and the Company’s Chief Executive Officer purchased a total of 3,000,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases have been placed in the Trust Account. The Insider

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements
(unaudited)

Warrants purchased by such purchaser were identical to the Warrants underlying the Units issued in the Offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. Furthermore, the purchaser has agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination.

3.	Deferred Offering Costs	Deferred offering costs consist of legal and other fees incurred through the balance sheet date that are directly related to the Offering and that were charged to stockholders’ equity upon the receipt of the capital raised.

4.	Notes Payable, Stockholders	The Company issued unsecured promissory notes in an aggregate principal amount of $100,000 to two of the Initial Stockholders on February 27, 2007. The notes are non-interest bearing and were payable on the earlier of February 27, 2008 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount. These notes were repaid on June 22, 2007.

5.	Income Taxes	Significant components of the Company’s future tax assets are as follows:

Expenses deferred for income tax purposes	$345

Less: valuation allowance	(345)

Totals	$-

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance

6.	Commitments	The Company presently occupies office space provided by an affiliate of two of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

Pursuant to letter agreements which the Initial Stockholders entered into with the Company and the underwriters, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements
(unaudited)

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) are entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities) pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

7.	Common Stock	Effective June 12, 2007 and June 19, 2007, the Company’s Board of Directors authorized a stock dividend of 0.5 shares of common stock and 0.2 shares of common stock, respectively, for each outstanding shares of common stock. On June 12, 2007, the Company’s Certificate of Incorporation was amended to increase the authorized shares of common stock from 60,000,000 to 85,000,000 shares of common stock. On June 19, 2007, the Company’s Certificate of Incorporation was further amended to increase the authorized number of shares of common shares to 100,000,000 shares of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

8.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.
Forward Looking Statements
     All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
Overview
     We were formed on February 1, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.
Results of Operations
     For the three months ended March 31, 2007, we had a net loss of $1,014 consisting of interest income less formation and operating expenses.
Financial Condition and Liquidity
     We consummated our initial public offering of 41,400,000 units, including 5,400,000 units subject to the underwriters’ over-allotment option, on June 22, 2007. Gross proceeds from our initial public offering were $414,000,000. We paid a total of $16,560,000 in underwriting discounts and commissions (not including $12,420,000 which was deferred by the underwriters until completion of a Business Combination) and approximately $676,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds including $3,000,000 from the sale of the insider warrants to us from the offering were approximately $399,764,000, and an amount of $399,500,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through June 19, 2009, assuming that a business combination is not consummated during that time.
     We expect our primary liquidity requirements during this period to include:
•
$1,000,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$250,000 of expenses for the due diligence and investigation of a target business by our officers, directors and existing stockholders;

•	$200,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$180,000 for the administrative fee payable to Terrapin Partners LLC ($7,500 per month for twenty four months); and

•	$1,670,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $120,000 for director and officer liability insurance premiums.
We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.
     Commencing on June 19, 2007 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from Terrapin Partners LLC, an affiliate of Nathan Leight, our chairman of the board, and Jason Weiss, our chief executive officer, of $7,500 per month for certain administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in New York City. In addition, in February and June 2007, Messrs. Leight and Weiss advanced an aggregate of $137,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.
ITEM 4. CONTROLS AND PROCEDURES.
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
     Our internal control over financial reporting is a process designed by, or under the supervision of, our president and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II
OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 22, 2007, we closed our initial public offering of 41,400,000 units, including 5,400,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $414,000,000. Lazard Capital Markets LLC acted as representative of the underwriters in the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on registration statements on Form S-1 (Nos. 333-141398 and 333-143890). The Securities and Exchange Commission declared the registration statement effective on June 19, 2007.
     We paid a total of $16,560,000 in underwriting discounts and commissions (not including $12,420,000 which was deferred by the underwriters until completion of a Business Combination) and approximately $676,000 for other costs and expenses related to the offering and the over-allotment option.
     We also consummated the simultaneous private sale of 3,000,000 warrants at a price of $1.00 per warrant, generating total proceeds of approximately $3,000,000. The warrants were purchased by Nathan Leight and Jason Weiss. The insider warrants are identical to the warrants included in the units sold in the initial public offering except that the insider warrants (i) will be exercisable on a cashless basis, (ii) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current and (iii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that the insider warrants will not be sold or transferred by them (except in certain cases) until the later of June 19, 2008 and 60 days after the consummation of our business combination.
     After deducting the underwriting discounts and commissions and the offering expenses, our net proceeds from the offering were approximately $384,344,000, and an amount of $399,500,000, including $3,000,000 in connection with the warrant sale and $12,420,000 on deferred underwriting discounts and commissions, was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.
     For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6: EXHIBITS
(a)	Exhibits:
31 – Section 302 Certification by Chief Executive Officer
32 – Section 906 Certification by Chief Executive Officer

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDABRA 2 ACQUISITION CORP.
Dated: July 31, 2007
/s/ Jason Weiss
Jason Weiss
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), Secretary and Director