Form 10-Q
period 2007-06-30
Aldabra 2 Acquisition Corp.
filed 2007-08-14
CIK 1391390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                      to
Commission File Number 001-33541
Aldabra 2 Acquisition Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-8356960
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
c/o Terrapin Partners LLC, 540 Madison Avenue, 17th Floor, New York, New York 10022
(Address of Principal Executive Office)
212-710-4100
(Issuer’s Telephone Number, Including Area Code)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 13, 2007, 51,750,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Aldabra 2 Acquisition Corp.
(a development stage enterprise)

Part I: Financial Information
Item 1 — Financial Statements (Unaudited)
Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheet
(unaudited)

June 30,
2007

ASSETS
Current assets:
Cash	$289,909
Cash held in trust	400,010,092
Prepaid expenses	61,974

Total current assets	400,361,975
Deferred tax asset	8,603

Total assets	$400,370,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued registration costs	$33,609
Accrued expenses	12,000
Income and capital taxes payable	232,343
Deferred underwriting fee	12,420,000

Total current liabilities	12,697,952

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(16,555,860 – shares at conversion value)	159,760,000

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value, authorized 100,000,000 shares, issued and outstanding 51,750,000 shares (which includes 16,555,860 shares subject to possible conversion)	5,175
Additional paid-in capital	227,639,650
Income accumulated during development stage	267,801

Total stockholders’ equity	227,912,626

Total liabilities and stockholders’ equity	$400,370,578

     See notes to Condensed Financial Statements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Income
(unaudited)

		For the period
		February 1,
	For the three	2007
	months ended	(inception) to
	June 30, 2007	June 30, 2007

Interest income	$510,398	$510,544

EXPENSES
Formation costs	—	1,000
Professional fees	12,000	12,000
Insurance expense	2,618	2,618
Administrative fees	3,000	3,000
Miscellaneous expenses	225	385

Total expenses	17,843	19,003

Net income before income taxes	492,555	491,541

Provision for income taxes	(223,740)	(223,740)

Net income	$268,815	$267,801

Weighted average shares outstanding, basic and diluted	14,444,506	12,834,000

Basic and diluted net income per share	$0.02	$0.02

See notes to Condensed Financial Statements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Stockholders’ Equity
(unaudited)

				Net income
				accumulated
			Additional	during	Total
	Common Stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity

Issuance of common stock to initial stockholders on February 1, 2007 at $.002 per share	10,350,000	$1,035	$23,965	$—	$25,000

Proceeds from issuance of warrants	—	—	3,000,000	—	3,000,000

Sale of 41,400,000 Units through public offering net of underwriter’s discount and offering expenses (which includes 16,555,860 shares subject to conversion)	41,400,000	4,140	384,375,685	—	384,379,825

Less 16,555,860 shares of common stock subject to possible conversion	—	—	(159,760,000)	—	(159,760,000)

Net Income	—	—		267,801	267,801

Balance, June 30, 2007	51,750,000	$5,175	$227,639,650	$267,801	$227,912,626

See notes to Condensed Financial Statements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Cash Flows
(unaudited)

For the period
February 1, 2007
(inception) to
June 30, 2007

Cash Flows from Operating Activities
Net income	$267,801
Adjustments to reconcile net income with net cash used in operating activities:
Interest income on investments held in trust	(510,092)
Change in operating assets and liabilities:
Increase in prepaid expenses	(61,974)
Increase in accrued expenses	12,000
Increase in deferred tax asset	(8,603)
Increase in income and capital taxes payable	232,343

Net cash used in operating activities	(68,525)

Cash used in investing activities
Cash held in trust	(399,500,000)

Cash Flows from Financing Activities
Proceeds from sale of shares of common stock to Initial Stockholders	25,000
Proceeds from notes payable to Initial Stockholders	137,000
Payment of notes payable to Initial Stockholders	(137,000)
Proceeds from public offering	414,000,000
Proceeds from issuance of insider warrants	3,000,000
Payment of costs associated with Offering	(17,166,566)

Net cash provided by financing activities	399,858,434

Net increase in cash	289,909
Cash at beginning of the period	—

Cash at end of the period	$289,909

Supplemental disclosure of non-cash information
Accrual of registration costs	$33,609

Accrual of deferred underwriting fee	$12,420,000

See notes to Condensed Financial Statements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

1. Organization and Business Operations	Aldabra 2 Acquisition Corp. (the “Company”) was incorporated in Delaware on February 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

The condensed financial statements at June 30, 2007 and for the periods ended June 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations for the three month period ended June 30, 2007 and for the period from February 1, 2007 (inception) through June 30, 2007, and its cash flows for the period from February 1, 2007 (inception) through June 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. All activity through June 22, 2007 relates to the Company’s formation and the public offering described below.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective June 19, 2007. The Company consummated the Offering June 22, 2007 and received net proceeds of approximately $384,380,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering an aggregate of $399,500,000 including the $3,000,000 proceeds of the Private Placement described in Note 2 and the $12,420,000 of deferred underwriters discounts described in Note 2, was placed in a trust account (“Trust Account”) which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

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

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the net proceeds from the Offering (39.99% of the amounts originally placed in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

Deferred Income Taxes — Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

Net Income Per Share – Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The effect of the 41,400,000 outstanding warrants issued in connection with the initial public offering and the 3,000,000 outstanding warrants issued in connection with the private placement has not been considered in diluted income per share calculations since such warrants are contingently exercisable.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements — Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

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

The Company’s Chairman and the Company’s Chief Executive Officer purchased a total of 3,000,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases have been placed in the Trust Account. The Insider Warrants purchased by such purchaser were identical to the Warrants underlying the Units issued in the Offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. Furthermore, the purchaser has agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination.

3. Accrued Registration Costs	Accrued registration costs consist primarily of legal and other fees incurred through the balance sheet date that are directly related to the Offering.

5. Notes Payable, Stockholders	The Company issued unsecured promissory notes in an aggregate principal amount of $100,000 to two of the Initial Stockholders on February 27, 2007. Additional unsecured promissory notes in aggregate amounts of $25,000 and $12,000 were issued to the Initial Stockholders on June 12, 2007 and June 21, 2007, respectively. The notes were non-interest bearing and were payable on the earlier of February 27, 2008 or the consummation of the Offering. The notes payable to Initial Stockholders were paid in full on June 22, 2007.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

6. Income Taxes	The provision for income taxes consists of the following:

Current:

Federal	$143,316

State	89,027

Deferred:

Federal	(5,357)

State	(3,246)

Totals	$223,740

Significant components of the Company’s deferred tax asset are as follows:

Expenses deferred for income tax purposes	$8,603

Less: valuation allowance	—

Totals	$8,603

Management has not recorded a valuation allowance against its deferred tax asset because it believes it is more likely than not that sufficient taxable income will be generated to utilize this asset. The effective tax rate of 45% differs from the statutory rate of 34% due to the effect of state and local income tax.

7. Commitments	The Company presently occupies office space provided by an affiliate of two of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

Pursuant to letter agreements which the Initial Stockholders entered into with the Company and the underwriters, the Initial Stockholders waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(unaudited)

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities) pursuant to an agreement that was signed prior to the effective date of the Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company agreed to pay the fees to the underwriters in the Offering as described in Note 2 above.

Subsequent to the financial statement date, the Company entered into an agreement with a service provider. The agreement calls for an initial payment of $250,000 and requires a future payment of $250,000 upon the occurrence of certain events.

8. Common Stock	Effective June 12, 2007 and June 19, 2007, the Company’s Board of Directors authorized a stock dividend of 0.5 shares of common stock and 0.2 shares of common stock, respectively, for each outstanding shares of common stock. On June 12, 2007, the Company’s Certificate of Incorporation was amended to increase the authorized shares of common stock from 60,000,000 to 85,000,000 shares of common stock. On June 19, 2007, the Company’s Certificate of Incorporation was further amended to increase the authorized number of shares of common shares to 100,000,000 shares of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

9. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
     For the three months ended June 30, 2007, we had net income of $268,815 consisting of interest income of $510,398 less operating expenses and provision of income taxes totaling $241,583.
     For the period from February 1, 2007 (inception) to June 30, 2007, we had net income of $267,801 consisting of interest income of $510,544 less operating expenses and provision of income taxes totaling $242,743.
Financial Condition and Liquidity
     We consummated our initial public offering of 41,400,000 units, including 5,400,000 units subject to the underwriters’ over-allotment option, on June 22, 2007. Gross proceeds from our initial public offering were $414,000,000. We paid a total of $16,560,000 in underwriting discounts and commissions (not including $12,420,000 which was deferred by the underwriters until completion of a Business Combination) and incurred approximately $640,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds including $3,000,000 from the sale of the insider warrants to us from the offering were approximately $399,800,000, and an amount of $399,500,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

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
Commencing on June 19, 2007 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from Terrapin Partners LLC, an affiliate of Nathan Leight, our chairman of the board, and Jason Weiss, our chief executive officer, of $7,500 per month for certain administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in New York City. In addition, in February and June 2007, Messrs. Leight and Weiss advanced an aggregate of $137,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering. Subsequent to the financial statement date, the Company entered into an agreement with a service provider. The agreement calls for an initial payment of $250,000 and requires a future payment of $250,000 upon the occurrence of certain events.
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
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.
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
     We paid a total of $16,560,000 in underwriting discounts and commissions and $640,000 of other costs and expenses related to the offering and the over-allotment option has been paid or accrued through June 30, 2007.
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
     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $399,800,000, and an amount of $399,500,000 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.
     For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.
ITEM 6. EXHIBITS
     (a) Exhibits:
31	Section 302 Certification by Chief Executive Officer

32	Section 906 Certification by Chief Executive Officer

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDABRA 2 ACQUISITION CORP.

Dated: August 13, 2007	/s/ Jason Weiss

Jason Weiss
Chief Executive Officer, Secretary and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)