Form 10-Q
period 2007-09-30
Aldabra 2 Acquisition Corp.
filed 2007-11-14
CIK 1391390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  001-33541

Aldabra 2 Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8356960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Terrapin Partners LLC, 540 Madison Avenue, 17th Floor, New York, New York 10022
(Address of principal executive offices)

212-710-4100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☒     No ☐

As of November14, 2007, 51,750,000 shares of the registrant’s common stock, par value $.0001 per share, were issued and outstanding.

Aldabra 2 Acquisition Corp.
(a development stage company)

                          Page
PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet                                                   3

Condensed Consolidated Statements of Income                                                  4

Condensed Consolidated Statement of Stockholders’ Equity                                        5

Condensed Consolidated Statement of Cash Flows                                             6

Notes to Condensed Consolidated Financial Statements                                            7

Item 2.  Management’s Discussion and Analysis of Financial
          Condition and Results of Operations                                                       18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     20

Item 4.  Controls and Procedures                                                            21

PART II—OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities; Use of
      Proceeds from Registered Securities                                                        22

Item 6.  Exhibits                                                                      23

Signatures                                                                           24

Exhibit Index                                                                           25

        Part I—FINANCIAL INFORMATION
        Item 1.  Financial Statements (Unaudited)
        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Condensed Consolidated Balance Sheet
      (unaudited)

September 30, 2007
ASSETS
Current assets:
Cash	$82,548
Cash held in trust	404,531,190
Prepaid expenses	52,875
Total current assets	404,666,613
Capitalized acquisition costs	1,346,231
Deferred tax asset	37,529

Total assets	$406,050,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$666,077
Franchise tax payable	42,869
Income and capital taxes payable	2,457,551
Deferred underwriting fee	12,420,000
Total current liabilities	15,586,497

Common stock subject to possible conversion
(16,555,860 shares at conversion value)	159,760,000

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value per share:
1,000,000 shares authorized; none issued	--
Common stock, $.0001 par value per share:
100,000,000 shares authorized;
51,750,000 shares issued and outstanding (which includes 16,555,860 shares subject to possible conversion)	5,175
Additional paid-in capital	227,639,650
Income accumulated during development stage	3,059,051
Total stockholders’ equity	230,703,876

Total liabilities and stockholders’ equity	$406,050,373

See Notes to Condensed Consolidated Financial Statements.

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Condensed Consolidated Statements of Income
        (unaudited)

	For the three months ended September 30, 2007	For the period February 1, 2007 (inception) to September 30, 2007

Interest income	$ 5,258,765	$ 5,769,309

EXPENSES
Formation costs	--	1,000
Professional fees	36,341	48,341
Insurance expense	20,073	22,691
Administrative fees	22,500	25,500
Travel and entertainment expense	9,303	9,303
Franchise tax expense	42,869	42,869
Interest expense	2,895	2,895
Miscellaneous expenses	2,252	2,637

Total expenses	136,233	155,236

Net income before income taxes	5,122,532	5,614,073

Provision for income taxes	(2,331,282)	(2,555,022)

Net income	$ 2,791,250	$ 3,059,051

Weighted average shares outstanding, basic and diluted	51,750,000	27,628,512

Basic and diluted net income per share	$ 0.05	$ 0.11

See Notes to Condensed Consolidated Financial Statements.

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Condensed Consolidated Statements of Stockholders’ Equity
        (unaudited)

	Common Stock		Additional paid-in capital	Net income accumulated during development stage	Total stockholders’ equity
	Shares	Amount

Issuance of common stock to Initial Stockholders on
February 1, 2007 at $.002 per share	10,350,000	$ 1,035	$ 23,965	$ --	$ 25,000

Proceeds from issuance of Warrants	--	--	3,000,000	--	3,000,000

Sale of 41,400,000 Units through Offering, net of
underwriters’ discount and Offering expenses (which
includes 16,555,860 shares subject to conversion)	41,400,000	4,140	384,375,685	--	384,379,825

Less 16,555,860 shares of common stock
subject to possible conversion	--	--	(159,760,000)	--	(159,760,000)

Net income	--	--		3,059,051	3,059,051

Balance as of September 30, 2007	51,750,000	$ 5,175	$ 227,639,650	$ 3,059,051	$ 230,703,876

See Notes to Condensed Consolidated Financial Statements.

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Condensed Consolidated Statement of Cash Flows
        (unaudited)

For the period February 1, 2007 (inception) to September 30, 2007

Cash Flows from Operating Activities
Net income	$ 3,059,051
Adjustments to reconcile net income with net cash used in operating activities:
Interest income on investments held in trust	(5,766,190)
Change in operating assets and liabilities:
Increase in prepaid expenses	(52,875)
Increase in accrued expenses	14,091
Increase in deferred tax asset	(37,529)
Increase in franchise tax payable	42,869
Increase in income and capital taxes payable	2,457,551
Net cash used in operating activities	(283,032)
Cash Flows from Investing Activities
Cash deposited in trust	(399,500,000)
Proceeds from trust	735,000
Payment of Acquisition costs	694,244
Net cash used in investing activities	(399,459,244)
Cash Flows from Financing Activities
Proceeds from sale of shares of common stock to Initial Stockholders	25,000
Proceeds from notes payable to Initial Stockholders	137,000
Payment of notes payable to Initial Stockholders	(137,000)
Proceeds from Offering	414,000,000
Proceeds from issuance of Insider Warrants	3,000,000
Payment of costs associated with Offering	(17,200,176)
Net cash provided by financing activities	399,824,824

Net increase in cash	82,548
Cash at beginning of the period	--
Cash at end of the period	$ 82,548

Supplemental disclosure of non-cash investing and financing activities
Accrual of registration costs	$ 33,609
Accrual of deferred underwriting fee	$ 12,420,000
Accrual of Acquisition costs	$ 651,987

See Notes to Condensed Consolidated Financial Statements.

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

1.	Organization and Business Operations
Aldabra 2 Acquisition Corp., a corporation in the development stage (the “Company”), was incorporated in Delaware on February 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. The Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The condensed consolidated financial statements at September 30, 2007 and for the periods ended September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three month period ended September 30, 2007 and for the period from February 1, 2007 (inception) through September 30, 2007, and its cash flows for the period from February 1, 2007 (inception) through September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. All activity through June 22, 2007 relates to the Company’s formation and the public offering described below.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective June 19, 2007. The Company consummated the Offering on June 22, 2007 and received net proceeds of approximately $384,380,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (the “Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, an aggregate of $399,500,000, including the $3,000,000 proceeds of the private placement (the “Private Placement”) described in Note 2 and the $12,420,000 of deferred underwriters discounts described in Note 2, was placed in a trust account (the “Trust Account”) which is to be invested in United States “government securities” within the

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third-party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such entities will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the Trust Account or that a court would not conclude that such agreements are not legally enforceable. The Company’s Chairman of the Board and the Company’s Chief Executive Officer have agreed that they will be liable under certain circumstances for ensuring that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for, or products sold to, the Company. However, there can be no assurance that these entities will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business). Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that public stockholders receive no less than $10.00 per share upon liquidation. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $3,100,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released to the Company as necessary to satisfy tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (the “Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert such Public Stockholder’s shares. The per share conversion price will equal the amount in the Trust Account, net of accrued taxes and expenses, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the net proceeds from the Offering (39.99% of the amounts originally placed in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from June 19, 2007, the effective date of the Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease, and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the Offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

Concentration of Credit Risk – The Company maintains cash in a bank deposit account that exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Capitalized Acquisition Costs – Capitalized Acquisition costs includes direct costs related to the Business Combination. Indirect and general expenses are expensed as incurred.

Deferred Income Taxes – Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Net Income Per Share – Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The effect of the 41,400,000 outstanding Warrants issued in connection with the Offering and the 3,000,000 outstanding Warrants issued in connection with the Private Placement has not been considered in diluted income per share calculations, since such Warrants are contingently exercisable.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements – Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2.	Public Offering and Private Placement
In June 2007, the Company completed its Offering in which it sold to the public 41,400,000 units (the “Units”), including 5,400,000 Units subject to the underwriters’ over-allotment option at an Offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

Redeemable Common Stock Purchase Warrant (the “Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50, commencing on the later of the completion of a Business Combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem the Warrants, at a price of $.01 per Warrant, upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective at the time of exercise, the Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters agreed that 3% of the gross proceeds of the Offering ($12,420,000) will not be payable unless and until the Company completes a Business Combination. Furthermore, the underwriters have waived their right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination.

Simultaneously with the consummation of the Offering, the  Company’s Chairman and the Company’s Chief Executive Officer purchased a total of 3,000,000 Warrants (the “Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000) privately from the Company. All of the proceeds received from these purchases have been placed in the Trust Account. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the Offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

option, so long as such securities are held by such purchaser or his affiliates. Furthermore, the purchaser has agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination.

3.	Purchase Agreement for Proposed Business Combination
On September 7, 2007, Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C. and Boise Cascade Transportation Holdings Corp. (collectively, the ‘‘Paper Group’’), Boise Cascade, L.L.C., (the “Seller”), Boise Paper Holdings, L.L.C. (the “Target”), the Company and Aldabra Sub LLC (the Company’s direct, wholly-owned subsidiary) entered into a Purchase and Sale Agreement, as amended by Amendment No. 1 to Purchase and Sale Agreement, dated October 18, 2007, by and among such persons (the “Purchase Agreement” and the transactions contemplated by the Purchase Agreement, the “Acquisition”). Pursuant to the Purchase Agreement, the Company will acquire the Paper Group and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and most of the headquarters operations of the Seller (collectively, the business to be acquired from the Seller, “Boise Paper Products” or “BPP”) through the acquisition of the Target. The Acquisition is structured such that, upon closing, Aldabra will indirectly own – through Aldabra Sub LLC – 100% of the outstanding common units of the Target, which will in turn own 100% of BPP, including 100% of the outstanding equity interests of the Paper Group. The Company will account for the Acquisition using the purchase method of accounting and will also allocate fair market value to these assets at the time of the Acquisition from a tax perspective.

Use of Offering Proceeds

The Company intends to use the proceeds currently in the Trust Account, which was valued at $401,524,000, net of accrued expenses and taxes, as of October 1, 2007, to acquire BPP’s assets, to pay transactions expenses (including initial business, legal and accounting due diligence expenses on prospective business combinations, general and administrative expenses and corporate income and franchise taxes) and to pay holders of Offering shares who exercise their redemption rights. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest and will not be released until the earlier of the consummation of a business combination or the Company’s liquidation.

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

Purchase Price

At the closing of the Acquisition, the Company will deliver cash and stock (and under certain conditions detailed below, a subordinated promissory note) equal to $1,625,000,000 plus or minus an incremental amount equal to the sum of (i) the Paper Group’s cash and cash equivalents (expected to be $38,000,000), (ii) plus or minus the amount by which the estimated net working capital of the paper and packaging and newsprint businesses of the Seller is greater or less than $329,000,000 (as applicable), and (iii) plus the amount (if any) by which the Company’s and its subsidiaries’ estimated net working capital is less than $404,350,800, in each case calculated as of 11:59 p.m. (Boise, Idaho time) on the day before closing (the “Adjustment Calculation Time”) (the net amount derived from the foregoing, the “total purchase price”). Following the closing, these estimated amounts will be compared against the actual amounts, with any subsequent adjustments payable through the issuance to the Seller of additional shares of the Company’s common stock or the return by the Seller and cancellation of shares of the Company’s common stock – in each case, valued based upon an average per share closing price of the Company’s common stock for the 20 trading day period ending three trading days prior to closing, disregarding for this purpose in such period any day in which trading of the Company’s common stock was conducted by, or on behalf of, an officer or director of the Company or a family member or affiliate thereof (the “Average Trading Price”) – held by the Seller.

At least $1,210,000,000 of the total purchase price must be paid in cash, plus the amount of fees and expenses paid directly by the Seller to lenders and/or agents providing the debt financing and minus other expenses specified in the Purchase Agreement (the “Minimum Cash Amount”). The actual cash portion of the total purchase price will equal the amount of the Company’s cash at closing (including the cash held in the Trust Fund, but excluding any amounts paid upon exercise by the Company’s stockholders of conversion rights), less transaction expenses plus the amount of the net proceeds from the debt financing, but will not in any event be less than the Minimum Cash Amount (the “Cash Portion”).

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

The balance of the total purchase price will be paid in the Company’s common stock. For purposes of calculating the number of shares that will be issued to the Seller, the Average Trading Price will not be higher than $10.00 per share or lower than $9.54 per share.

Seller’s Share Ownership Limitation

The Purchase Agreement provides that the Seller will not receive shares that would cause it to hold in excess of 49% of the Company’s common stock immediately following the closing of the Acquisition (excluding, for purposes of this calculation, the Company’s outstanding Warrants) and that, in lieu of receiving shares in excess of 49%, the Company will instead pay the Seller an amount equal to the value of such excess shares (valued at the Average Trading Price) in cash or through the issuance of a subordinated promissory note.

Purchase Price Adjustment

No later than one business day prior to the closing, (i) the Seller will deliver to the Company the Seller’s calculation of the estimated net working capital of the paper and packaging and newsprint businesses of the Seller as of the Adjustment Calculation Time and the estimated aggregate cash and cash equivalents of the Paper Group and its subsidiaries as of the Adjustment Calculation Time and (ii) the Company will deliver to the Seller the Company’s calculation of its estimated net working capital and its subsidiaries as of the Adjustment Calculation Time.

At the closing of the Acquisition, the estimated total purchase price of $1,625,000,000 will be adjusted by (i) either adding the amount, if any, by which the estimated net working capital of the paper and packaging and newsprint businesses of the Seller is greater than $329,000,000 or subtracting the amount, if any, by which the estimated net working capital of the paper and packaging and newsprint businesses of the Seller is less than $329,000,000, (ii) adding the estimated aggregate cash and cash equivalents of the Paper Group and its subsidiaries as of the Adjustment Calculation Time and (ii) adding the amount, if any, by which the estimated net working capital of Aldabra and its subsidiaries is less than $404,350,800.

Following the closing, the estimated total purchase price will be subject to reconciliation based upon the actual net working

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

capital of the paper and packaging and newsprint businesses of the Seller, the actual aggregate cash and cash equivalents of the Paper Group and its subsidiaries and the actual net working capital of Aldabra and its subsidiaries (in each case as of the Adjustment Calculation Time) relative to the estimates therefore utilized in the calculation of the estimated total purchase price. If the estimated purchase price is greater than the total purchase price, the Seller is required, within five business days after the total purchase price is finally determined, to pay Aldabra an amount equal to such excess, which excess amount is payable by the Seller’s delivery to Aldabra for cancellation of shares of Aldabra common stock which, when multiplied by the Average Trading Price, equals such excess amount.

Consummation of Acquisition

The proposed Acquisition is subject to, among other things, the approval of the transaction by the Company’s stockholders. There can be no assurance that the Acquisition will be consummated.

4.	Accrued Registration Costs	Accrued registration costs consist primarily of legal and other fees, incurred through the balance sheet date, that are directly related to the Offering.

5.	Notes Payable, Stockholders
The Company issued unsecured promissory notes in an aggregate principal amount of $100,000 to two of the Initial Stockholders on February 27, 2007. Additional unsecured promissory notes in aggregate amounts of $25,000 and $12,000 were issued to the Initial Stockholders on June 12, 2007 and June 21, 2007, respectively. The notes were non-interest bearing and were payable on the earlier of February 27, 2008 and the consummation of the Offering. The notes payable to Initial Stockholders were paid in full on June 22, 2007.

6.	Income Taxes	For the period from February 1, 2007 (inception) to September 30, 2007, the provision for income taxes consists of the following:

Current:

Federal	$1,614,427
State and Local	978,124
Deferred	(37,529)
Total	$2,555,022

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

                               Significant components of the Company’s deferred tax asset are as follows:

Expenses deferred for income tax purposes	$50,759
Less: valuation allowance	13,230
Total	$37,529

Management has recorded a valuation allowance against its deferred tax asset because, based on its current operations at September 30, 2007, it believes it is more likely than not that sufficient taxable income will not be generated to fully utilize this asset.

The Company’s effective tax rate of approximately 45% (which takes into account the valuation allowance) differs from the federal statutory rate of 34% due to the effect of state and local income taxes.

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

Pursuant to letter agreements that the Initial Stockholders entered into with the Company and the underwriters, the Initial Stockholders waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

        Aldabra 2 Acquisition Corp.
        (a development stage company)
        Notes to Condensed Consolidated Financial Statements
        (unaudited)

Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

As long as the holders of (i) the shares of common stock issued to the Seller pursuant to the Acquisition or (ii) any other shares of Aldabra common stock acquired by the Seller control 33% or more of the Aldabra common stock issued to the Seller at the closing, Aldabra will be subject to restrictions on its business activities pursuant to the terms of an investor rights agreement by and between Aldabra, the Seller and certain directors and officers of Aldabra.

The Company agreed to pay the fees to the underwriters in the Offering as described in Note 2 above.

8.	Common Stock
Effective June 12, 2007 and June 19, 2007, the Company’s Board of Directors authorized a stock dividend of 0.5 shares of common stock and 0.2 shares of common stock, respectively, for each outstanding share of common stock. On June 12, 2007, the Company’s Certificate of Incorporation was amended to increase the authorized shares of common stock from 60,000,000 to 85,000,000 shares of common stock. On June 19, 2007, the Company’s Certificate of Incorporation was further amended to increase the authorized number of shares of common stock to 100,000,000 shares of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions.

9.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock that participates in the proceeds of the Trust Account or which votes as a class with the common stock on a Business Combination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “plan,” “project,” “continue” and other words and terms of similar meaning. Statements that contain these words should be read carefully because they (i) discuss future expectations, (ii) contain information that could impact future results of operations or financial condition or (iii) state other “forward-looking” information. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management.

Included among the factors that, in the Company’s view, could cause actual results to differ materially from the forward-looking statements contained in this report are the following: (i) inability to obtain the necessary debt financing; (ii) continued compliance with government regulations; (iii) legislation or regulatory environments, requirements or changes affecting the businesses in which BPP is engaged; (iv) paper and packaging and newsprint industry trends, including factors affecting supply and demand; (v) cost and availability of raw materials and energy; (vi) labor and personnel relations; (vii) shortages of skilled and technical labor; (viii) credit or currency risks affecting BPP’s revenue and profitability; (ix) changing interpretations of generally accepted accounting principles; (x) major equipment failure; (xi) severe weather phenomena such as drought, hurricanes and fire; (xii) BPP’s customer concentration; (xiii) general economic conditions; (xiv) limited pool of possible targets should the Acquisition not close; (xv) delisting of the Company’s securities from the American Stock Exchange or an inability to have securities listed on the New York Stock Exchange, NASDAQ or another exchange following the consummation of the Acquisition; and (xvi) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, our quarterly reports on Form 10-Q and our reports on Form 8-K.

Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. New risks and uncertainties arise from time to time, and predicting these events and determining how they may affect the Company is impossible. In light of these risks and uncertainties, keep in mind that the future events or circumstances described in any of the forward-looking statements may not occur. All forward-looking statements included herein attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referenced in this section. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on February 1, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our common stock, debt or a combination of cash, common stock and debt, in effecting a Business Combination.

Results of Operations

For the three months ended September 30, 2007, we had net income of $2,791,250, consisting of interest income of $5,258,765 less operating expenses of $136,233 and provision for income taxes of $2,331,282.

For the period from February 1, 2007 (inception) to September 30, 2007, we had net income of $3,059,051, consisting of interest income of $5,769,309 less operating expenses of $155,236 and provision for income taxes of $2,555,022.

Liquidity and Capital Resources

We consummated our Offering of 41,400,000 Units, including 5,400,000 Units subject to the underwriters’ over-allotment option, on June 22, 2007. Gross proceeds from our Offering were $414,000,000. We paid a total of $16,560,000 in underwriting discounts and commissions (not including $12,420,000 that was deferred by the underwriters until completion of a Business Combination) and incurred approximately $640,000 for other costs and expenses related to the Offering and the over-allotment option. After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds (including $3,000,000 from the sale of the Insider Warrants) to us from the Offering were approximately $399,800,000, and an amount of $399,500,000 was deposited into the Trust Account. We intend to use substantially all of the net proceeds of this Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination. To the extent that our common stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Fund to operate through June 19, 2009, assuming that a Business Combination is not consummated during that time.

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

Commencing on June 19, 2007 and ending upon the consummation of a Business Combination or our liquidation, we began incurring a fee from Terrapin Partners, LLC, an affiliate of Nathan Leight, our Chairman of the Board, and Jason Weiss, our Chief Executive Officer, of $7,500 per month for certain administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in New York City. In addition, in February and June 2007, Messrs. Leight and Weiss advanced an aggregate of $137,000 to us for payment on our behalf of Offering expenses. These loans were repaid following our Offering from the proceeds of the Offering.

We engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”), pursuant to a letter agreement, dated as of July 27, 2007, to render an opinion to our Board of Directors with respect to whether (i) the consideration to be paid by Aldabra in the

Acquisition is fair to Aldabra from a financial point of view, and (ii) the fair market value of BPP is at least equal to 80% of the net assets of Aldabra. Houlihan Lokey’s opinion, which was rendered to our Board of Directors, stated that, as of September 6, 2007, (i) the consideration to be paid by Aldabra in the Acquisition is fair to Aldabra from a financial point of view, and (ii) the fair market value of BPP is at least equal to 80% of the net assets of Aldabra. Under the terms of the letter agreement, Houlihan Lokey received a fee for its services, a portion of which was paid upon the execution of the engagement letter with Houlihan Lokey, with the remainder paid on the delivery of Houlihan Lokey’s opinion. No portion of the fee is contingent upon the consummation of the Acquisition or the conclusions set forth in Houlihan Lokey’s opinion. Aldabra also agreed to indemnify Houlihan Lokey and certain related parties for certain liabilities and to reimburse Houlihan Lokey for certain expenses arising out of its engagement.

In addition, Aldabra engaged Pali Capital, Inc. and Lazard Freres & Co. LLC to provide advisory services to Aldabra in connection with its negotiation of the terms of the proposed Acquisition. While such advisors agreed to provide their services without compensation, Aldabra agreed to reimburse such advisors for expenses incurred in connection with their engagement and to indemnify such advisors with respect to losses and claims arising out of such engagement. Pali Capital, Inc. and Lazard Capital Markets LLC were two of the underwriters for the Offering.

On October 18, 2007, Aldabra Sub LLC entered into a commitment letter with Goldman Sachs Credit Partners, L.P. with respect to (i) a $250 million senior secured Tranche A term loan facility, (ii) a $475 million senior secured Tranche B term loan facility, (iii) a $250 million senior secured revolving credit facility and (iv) a $200 million, which amount may be increased up to $260.7 million, senior secured second lien term loan facility, to provide financing for the Acquisition. This commitment is subject to the lack of a material change in the Company’s financial condition and the financial condition of BPP, legal requirements (such as the granting of security interests for the benefit of the lenders) and other matters that are in addition to the conditions under the Purchase Agreement. The loan facilities are subject to the execution of definitive documentation.

Off-Balance-Sheet Arrangements

As of September 30, 2007, the Company had no off-balance-sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. To date, our efforts have been limited to organizational activities and activities relating to our Offering and the identification of a target business, and if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Fund, we may not engage in any substantive commercial business. Furthermore, we have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds (including $3,000,000 from the sale of the Insider Warrants) to us from the Offering were approximately $399,800,000, and an amount of $399,500,000 was deposited into the Trust Account, which is maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of September 30, 2007, the balance of the Trust Account was $401,524,000, net of accrued expenses and taxes. As discussed in Note 1 to the Notes to Condensed Consolidated

Financial Statements, the proceeds held in the Trust Account will only be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, the Company is subject to market risk primarily through the effect of changes in interest rates on government securities, and because the proceeds from our Offering have been invested in a short-term investment (namely, the Wells Fargo Advantage Prime Investment Money Market Fund), our only material market risk exposure relates to fluctuations in interest rates. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4.    Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer / principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. Based on this evaluation, the Company’s principal executive officer / principal financial officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to the Company’s management, including the Company’s principal executive officer / principal financial officer, by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On June 22, 2007, we closed our Offering of 41,400,000 Units, including 5,400,000 Units subject to the underwriters’ over-allotment option. After deducting commissions, offering expenses and a portion of the underwriting discount, the total net proceeds from the Offering were approximately $384,380,000. Upon the closing of our Offering, an aggregate of $399,500,000 (including the $3,000,000 of proceeds from our Private Placement and the $12,420,000 of deferred underwriters discounts described above) was deposited into the Trust Account. Approximately $275,000 was withheld from the Trust Account to pay initial business, legal and accounting due diligence expenses on prospective business combinations, general and administrative expenses and corporate income and franchise taxes. As of October 1, 2007, we had used approximately $735,000 of the net proceeds, including interest earned on the funds in the Trust Account, to pay such expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest and will not be released until the earlier of the consummation of a business combination or our liquidation.

As of October 1, 2007, the value of the Trust Account was approximately $401,524,000, net of accrued expenses and taxes. Such funds were invested in the Wells Fargo Advantage Prime Investment Money Market Fund, currently earning interest (before accrual for income taxes) of approximately 5.10% per annum. If, by June 19, 2009, we have not completed a business combination, we must promptly liquidate thereafter.

On June 22, 2007, we consummated the Private Placement of 3,000,000 Warrants at a price of $1.00 per Warrant, generating total proceeds of approximately $3,000,000. The Warrants were purchased by Nathan Leight and Jason Weiss, the Company’s Chairman of the Board and Chief Executive Officer, respectively. The Insider Warrants are identical to the Warrants included in the Units sold in the Offering except that the Insider Warrants (i) will be exercisable on a cashless basis, (ii) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the Warrants is effective and current and (iii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. The purchasers of the Insider Warrants have agreed that the Insider Warrants will not be sold or transferred by them (except in certain cases) until the later of June 19, 2008 and 60 days after the consummation of a Business Combination.

No underwriting discounts or commissions were associated with the Private Placement of the Warrants. Therefore, the total net proceeds from the Private Placement of the Warrants were $3,000,000, all of which was deposited into the Trust Account, and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in the Private Placement of the Warrants, see “PART I—FINANCIAL INFORMATION—Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity.”

Item 6.                      Exhibits.

Exhibit Number	Description

2.1
Purchase and Sale Agreement, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp. and Aldabra Sub LLC (1)

2.2
Amendment No. 1 to Purchase and Sale Agreement, dated October 18, 2007, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp. and Aldabra Sub LLC (2)

31*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________________

*  Filed herewith.

(1)  Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 12, 2007 and incorporated herein by reference.

(2)  Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on October 24, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            ALDABRA 2 ACQUISITION CORP.

Dated:  November 14, 2007
             /s/ Jason Weiss
            Jason Weiss
            Chief Executive Officer, Secretary and Director
            (Principal Executive Officer and Principal
             Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Purchase and Sale Agreement, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp. and Aldabra Sub LLC (1)

2.2
Amendment No. 1 to Purchase and Sale Agreement, dated October 18, 2007, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp. and Aldabra Sub LLC (2)

31*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________________

*  Filed herewith.

(1)  Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 12, 2007 and incorporated herein by reference.

(2)  Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on October 24, 2007 and incorporated herein by reference.