Form 10-K
period 2007-12-31
Aldabra 2 Acquisition Corp.
filed 2008-02-21
CIK 1391390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-33541

Aldabra 2 Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8356960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Terrapin Partners LLC, 540 Madison Avenue, 17th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip code)

(212) 710-4100f
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.0001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $367,310,280.

As of February 8, 2008, the registrant had 51,750,000 shares of common stock, par value $0.0001 per share, outstanding.

ALDABRA 2 ACQUISITION CORP.

PART I

ITEM 1. BUSINESS.

Overview

Aldabra 2 Acquisition Corp. (“Aldabra,” the “Company,” “we,” “us” or “our”) is a blank check company, created on February 1, 2007 and organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Aldabra’s efforts in identifying a prospective target business have not been limited to a particular industry. Aldabra intends to utilize cash derived from the proceeds of its IPO, its capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We have focused our efforts on seeking a business combination with a portfolio company currently held by a private equity firm specializing in either leveraged buyouts or venture capital. We believe these types of companies have represented attractive acquisition targets for the following reasons:

•
Substantial Capital Has Been Invested by Private Equity Firms in Recent Years. According to Standard & Poor’s Leveraged Buyout Review, U.S. leveraged buyout volumes have increased from $40.5 billion in 2000 to $521.8 billion for the twelve months ended December 31, 2007, a compound annual growth rate of 41.1%. Furthermore, according to Venture Source Analytics, $444.4 billion of venture capital was raised by private companies from 2000 through the first half of 2007.

•
Private Equity Firms Have an Ongoing Need for Investment Realizations. Because most private equity funds are limited life investment vehicles, they continuously seek liquidity events for their portfolio companies.

•
Higher Levels of Leverage Used to Fund Leveraged Buyouts Increase the Need to Divest Non-Core Assets. According to Standard & Poor’s Leveraged Buyout Review, the average debt to EBITDA (adjusted for prospective cost savings or synergies) multiples of leveraged buyout loans for issuers with more than $50 million of EBITDA has increased from 4.2x in 2000 to 5.4x in 2006 and 6.3x in the first three quarters of 2007. Given the higher debt levels, private equity firms have been encouraged to quickly sell non-core assets, which we believe created attractive acquisition targets for us.

Accordingly, our principal strategy in sourcing our business combination was to search for an attractive company held by such an investment fund.

We have focused on companies with positive operating cash flow that are well-positioned to capitalize on one of the following two investment themes:

•
Changing Socio-Economics and Demographics. We have focused on portfolio companies that are well positioned to capitalize on certain emerging socioeconomic and demographic trends. While many socioeconomic and demographic trends have been well researched and documented, such as the aging of the population and the growing ethnic base of specific minorities, we believe that few companies have actually altered their strategy to specifically prepare for such trends.

•
Intellectual Property, Proprietary Business Practices and/or Other Intangible Assets. We have focused on companies that have potentially underexploited or not fully-developed intellectual property, proprietary business practices and/or other intangible assets. Such businesses generally have fewer tangible assets and are generally more dependent on the implementation of technology. We have believed that such companies can be acquired for attractive valuations.

Recent Developments

On September 7, 2007, Aldabra entered into a Purchase and Sale Agreement (the “purchase agreement”) with Boise Cascade, L.L.C. (“Boise Cascade, L.L.C.,” the “Seller” or the “Target”), a Madison Dearborn Partners, L.L.C. portfolio company, to acquire Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C. and Boise Cascade Transportation Holdings Corp. (collectively, the business to be acquired from the Seller, “BPP”).

Pursuant to the purchase agreement, the Company will acquire, through Aldabra Sub LLC, all of the equity interests of Boise Paper Holdings, L.L.C., which will at such time be the holder of all of the equity interests of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. and other assets relating to the paper, packaging and newsprint and related transportation businesses of Boise Cascade, L.L.C. The purchase price for the acquisition (the “Acquisition”) is approximately $1.625 billion, of which approximately $1.338 billion will be paid in cash and the balance will be paid through the issuance of shares of common stock, par value $.0001 per share, of the Company (the “common stock”). The purchase price is subject to adjustment based upon the working capital of the acquired paper, packaging & newsprint businesses and of the Company and its subsidiaries at closing, with the purchase price adjustment to be satisfied through the issuance or redemption of shares of common stock and a subordinated promissory note issued by Aldabra to the Seller. The number of shares of common stock to be issued to the Seller upon closing of the transaction will be based upon the average trading price per share of Aldabra common stock during the 20 day period ending three trading days prior to the closing of the transaction (the “Average Trading Price”). The Company and the Seller have agreed that for purposes of this calculation, the average closing price will not be higher than $10.00 or lower than $9.54. Assuming approximately 30% conversion rights representing 12,347,427 shares are exercised and assuming an average closing price of $9.54, the Seller would receive 37,857,374 shares of Aldabra common stock, representing approximately 49% of the Company’s issued and outstanding shares post-closing. Post Acquisition, the Company will change its name to “Boise Inc.”

The affirmative vote of holders of a majority of the shares of Aldabra’s common stock that were issued in its initial public offering (the “IPO” or the “Offering” and the shares, the “IPO Shares”) voting in person or by proxy at the special meeting and the affirmative vote of holders of a majority of the shares voting in person or by proxy (including the holders of the shares were issued prior to Aldabra’s IPO and are held by its directors and executive officers and certain of their affiliates (the “Private Shares”), and which holders agreed to vote all their Private Shares in accordance with the majority of the votes cast by holders of the IPO Shares), were required to approve the Acquisition and the transactions contemplated thereby.

The purchase agreement and the Acquisition contemplated thereby have been approved and adopted by the Company’s board of directors. At the Company’s special meeting of stockholders on February 5, 2008, the purchase agreement and the Acquisition contemplated thereby were approved by the Company’s stockholders, but are subject to customary closing conditions as well as the obtaining of debt financing in the amount of $946 million (in addition to borrowings to fund any original issue discount or borrowings arising from the exercise of conversion rights). On February 20, 2008, the Company announced that its lenders had priced the debt financing required for the Acquisition and anticipated closing the Acquisition on February 22, 2008.

For a more complete discussion of our proposed business combination, see our Definitive Proxy Statement, which was filed with the Securities and Exchange Commission (the “SEC”) on January 23, 2008.

We expect that the transaction will be consummated on February 22, 2008. However, as described below, if we do not complete a business combination by June 19, 2009, we will be forced to dissolve and liquidate.

Conversion Rights

Pursuant to our charter, holders of the IPO Shares voting against the Acquisition proposal became entitled to, contemporaneously with such vote, demand that we convert their stock into a pro rata share of the trust account. This demand must have been made at the same time that the stockholder voted against the Acquisition proposal. If so demanded, and if the Acquisition is completed, we will convert each share of common stock into a pro rata portion of the trust account in which a substantial portion of the net proceeds of our IPO are held, plus interest earned thereon but less any expenses incurred. If a holder opted to exercise his/her conversion rights, then the holder will be converting his/her shares of our common stock for cash and will no longer own these shares. The holder will only be entitled to receive cash for these shares if the holder continues to hold these shares through the closing date of the Acquisition and then tenders his/her stock certificate to us. If the Acquisition is not completed, then these shares will not be converted into cash. A stockholder who exercises conversion rights will continue to own any warrants to acquire our common stock owned by such stockholder as such warrants will remain outstanding and unaffected by the exercise of conversion rights.

Liquidation If No Business Combination

Aldabra’s existing charter provides that we will continue in existence only until June 19, 2009. This part of our charter may not be amended except in connection with the consummation of a business combination. If Aldabra has not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law (the “DGCL”). This has the same effect as if Aldabra’s board of directors and stockholders had formally voted to approve Aldabra’s dissolution pursuant to Section 275 of the DGCL. Accordingly, limiting Aldabra’s corporate existence to a specified date as permitted by Section 102(b)(5) of the DGCL removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required Aldabra’s board of directors and stockholders to formally vote to approve Aldabra’s dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this termination by June 19, 2009 provision as an obligation to our stockholders, and Aldabra will not take any action to amend or waive this provision to allow the Company to survive for a longer period of time except in connection with the consummation of a business combination.

If Aldabra is unable to complete the Acquisition with BPP, Aldabra will continue to try to consummate a business combination with a different target.

Competition

In identifying, evaluating and selecting a target business, Aldabra may encounter intense competition from other entities having a business objective similar to its own if it does not complete the Acquisition with BPP. As of January 1, 2008, there were approximately 70 blank check companies in the United States with approximately $11.4 billion in trust that are actively seeking business combinations. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed an initial public offering. Additionally, Aldabra may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates.

Many of these competitors possess greater technical, human and other resources than Aldabra and its financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	Aldabra’s obligation to seek stockholder approval of a business combination may delay the completion of a transaction; and

•
Aldabra’s obligation to convert into cash shares of common stock held by its public stockholders that both vote against the business combination and contemporaneously exercise their conversion rights may reduce the resources available to Aldabra for a business combination.

Any of these factors may place Aldabra at a competitive disadvantage in successfully negotiating a business combination. Aldabra’s management believes, however, that its status as a public entity and its existing access to the U.S. public equity markets may give Aldabra a competitive advantage over privately-held entities having a similar business objective as it in acquiring a target business with significant growth potential on favorable terms.

If Aldabra succeeds in effecting this Acquisition and/or a different business combination, there will be, in all likelihood, intense competition from competitors of the business that is acquired by Aldabra.

Aldabra cannot be assured, subsequent to this Acquisition or a different business combination, it will have the resources or ability to compete effectively.

Available Information

We file annual, quarterly and current reports, and other reports and documents with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

The Company’s Internet address is http://aldabracorp2.com. We make available on or through our investor relations page on our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating the Company and its business. Our future operating results depend upon many factors and are subject to various risks and uncertainties. The known material risks and uncertainties which may cause our operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows:

Risks Associated with the Acquisition

If the Acquisition’s benefits do not meet the expectations of the marketplace, investors, financial analysts or industry analysts, the market price of Aldabra’s common stock may decline.

The market price of our common stock may decline as a result of the Acquisition if Boise Inc. does not perform as expected or if we do not otherwise achieve the perceived benefits of the Acquisition as rapidly as, or to the extent anticipated by, the marketplace, investors, financial analysts or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price, and we may not be able to raise future capital, if necessary, in the equity markets.

Stock ownership of Aldabra after the Acquisition will be highly concentrated, and as a result, Boise Cascade, L.L.C. will influence Aldabra’s affairs significantly.

Immediately after the Acquisition is consummated, Boise Cascade, L.L.C. will own approximately 49% of our common stock, assuming an Average Trading Price of $9.54 per share and assuming that approximately 30% of Aldabra stockholders exercised their conversion rights. As a result, the Seller will have significant representation on our board of directors and will have the voting power to significantly influence our policies, business and affairs, and will also have the ability to influence the outcome of any corporate transaction or other matter, including mergers, consolidations and the sale of all or substantially all of our assets. This concentration in control may have the effect of delaying, deterring or preventing a change of control that otherwise could result in a premium in the price of our common stock.

In addition, as long as the holders of the Seller’s registration rights with respect to the shares of Aldabra common stock issued to the Seller pursuant to the Acquisition or any other shares of Aldabra common stock that it acquires (the “Seller Registrable Securities”) control 33% or more of the Aldabra common stock issued to the Seller at the closing, we will be subject to restrictions on our business activities pursuant to the terms of an investor rights agreement by and between Aldabra, the Seller and certain directors and officers of Aldabra. More specifically, for so long as the 33% ownership threshold is met or exceeded, the investor rights agreement will restrict us from conducting specified activities or taking specified actions without the affirmative written consent of the holders of a majority of the Seller Registrable Securities then outstanding. The restricted activities include, without limitation, making distributions on our equity securities, redemptions, purchases or acquisitions of our equity securities, issuances or sales of equity securities or securities exchangeable or convertible for equity securities, issuing debt or convertible/exchangeable debt securities, making loans, advances or guarantees, mergers and/or acquisitions, asset sales, liquidations, recapitalizations, non-ordinary business activities, making changes to our organizational documents, making changes to arrangements with our officers, directors, employees and other related persons, incurrence of indebtedness for borrowed money or capital leases above specified thresholds and consummating a sale of Aldabra. Additionally, pursuant to affirmative covenants under the investor rights agreement (and subject to the same 33% ownership threshold), unless the holders of a majority of the Seller Registrable Securities then outstanding have otherwise consented in writing, we are required to perform specified activities, including, without limitation, preservation of our corporate existence and material licenses, authorizations and permits necessary to the conduct of our business, maintenance of our material properties, discharge of certain statutory liens, performance under material contracts, compliance with applicable laws and regulations, preservation of adequate insurance coverage and maintenance of proper books of record and account.

If we are unable to consummate a business combination within the prescribed time frame and are forced to dissolve and distribute our assets, the amount that holders could receive per IPO Share upon the distribution of trust account fund could decrease, and our warrants will expire worthless.

Aldabra’s amended and restated charter provides that it will continue in existence only until June 19, 2009. This provision may not be amended except in connection with the consummation of a business combination. If Aldabra has not completed a business combination by such date, its corporate existence will cease except for the purposes of winding up its affairs and liquidating, pursuant to Section 278 of the DGCL. This has the same effect as if Aldabra’s board of directors and stockholders had formally voted to approve Aldabra’s dissolution pursuant to Section 275 of the DGCL.

If we are unable to complete a business combination by June 19, 2009 and must dissolve and liquidate our assets, the funds in the trust account would be distributed pro rata to the Aldabra stockholders (other than holders of Private Shares, who have waived any right to any liquidating distribution with respect to the Private Shares). The per-share liquidating distribution could be reduced because of claims or potential claims of creditors.

In addition, our outstanding warrants are not entitled to participate in a liquidating distribution, and the warrants will therefore expire and become worthless if we dissolve and liquidate before completing a business combination. Furthermore, the Private Shares held by Aldabra’s directors and executive officers and their affiliates (the “Aldabra Insider stockholders”) will also be worthless, as Aldabra Insider Stockholders have agreed that they are not entitled to receive any liquidation proceeds with respect to such shares.

If we lose our key management and technical personnel, our business may suffer.

After the Acquisition, we will rely upon a relatively small group of key managers who have extensive experience in the paper and packaging and newsprint businesses. We do not expect to maintain any key man insurance. The loss of management or an inability to attract or retain other key individuals following the Acquisition could materially and adversely affect our business. We will seek to compensate management, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees.

Members of Aldabra’s board of directors have interests in the Acquisition that are different from the interests of Aldabra’s common stockholders. If the Acquisition is not approved, there is a possibility that their shares could become worthless.

Members of our board of directors have arrangements that provide them with interests in the Acquisition that differ from, or are in addition to, those of our stockholders generally. Our directors, as holders of Private Shares, have waived their respective rights to participate in any liquidation distribution with respect to shares acquired by them prior to our IPO. Therefore, if the Acquisition is not approved and Aldabra does not consummate a business combination prior to June 19, 2009, their Private Shares and the warrants purchased by Messrs. Leight and Weiss in a private placement (the “Aldabra Insider Warrants”) will become worthless. Alternatively, if the Acquisition is approved, Aldabra’s officers and directors will benefit because they will continue to hold their Aldabra shares. Furthermore, Messrs. Leight and Weiss and/or trusts established for the benefit of their respective families have an ownership interest in Madison Dearborn Capital Partners IV, L.P. of approximately 0.0124% (approximately 1⁄80th of 1%) and 0.0248% (approximately 1⁄40th of 1%), respectively, which beneficially owns approximately 76.7% of the Seller. Therefore, the personal and financial interests of our board of directors may have influenced their motivation in identifying and selecting a target business and completing a business combination before June 19, 2009 (the time frame required by our charter). As a result, their discretion in identifying and selecting a suitable target business may have resulted in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination were appropriate and in our stockholders’ best interests.

Because approximately 30% of Aldabra’s stockholders exercised their right to convert their shares into cash, Aldabra’s current stockholders will end up owning approximately 51% of Boise Inc.’s shares, and Boise Inc. will incur additional indebtedness.

After giving effect to the Acquisition and based upon a conversion rate of approximately 30%, our stockholders at the closing of the Acquisition will become the owners of approximately 51% of Boise Inc.’s outstanding common stock In addition, because the amount of cash in our trust fund available for our use to fund the purchase price has been decreased by the amount necessary to pay the converting stockholders and due to certain working capital adjustments, the aggregate number of shares of Aldabra common stock to be issued at the time of the closing to the Seller will be 37,857,374 and additional indebtedness of approximately $108.4 million (including taking into account the original issue discount on the increase in the second lien facility) will be incurred.

The expected amount of post-Acquisition indebtedness could adversely affect Aldabra’s financial condition and impair its ability to operate Boise Inc.

Assuming the Acquisition is consummated and approximately 30% of Aldabra stockholders exercise their conversion rights, Boise Inc. will have approximately $1,107 million of outstanding indebtedness (consisting of approximately $1,066 million under the new credit facilities and approximately $41 million under the subordinated promissory note to the Seller; this subordinated promissory note could increase or decrease based on working capital adjustments by both the Company and BPP post-closing). The level of indebtedness incurred by Aldabra in connection with the Acquisition could have important consequences on our business, financial condition and operating results, including the following:

•	It may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions, debt service requirements and other financing needs;

•
Our interest expense would increase if interest rates generally rise because a substantial portion of our indebtedness, including all of our indebtedness under our new credit facilities, bears interest at floating rates;

•	It may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	We will be subject to debt covenants that may restrict management’s ability to make certain business decisions;

•	Boise Inc. may be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage;

•	It may make us more vulnerable to a downturn in our business, our industry or the economy in general;

•
A substantial portion of Boise Inc.’s cash flow from operations may be dedicated to the repayment of indebtedness, including indebtedness we may incur in the future, and will not be available for other business purposes; and

•	There would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Boise Inc.’s operations may not be able to generate sufficient cash flows to meet Aldabra’s debt service obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from Boise Inc.’s future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As a result, it is possible that Boise Inc. may not generate sufficient cash flow from its operations to enable us to repay our indebtedness, make interest payments and to fund other liquidity needs. To the extent Boise Inc. does not generate sufficient cash flow to meet these requirements, it would impact Boise Inc.’s ability to operate as a going concern.

The indebtedness to be incurred by us under the new credit facilities will bear interest at variable rates, in which case increases in interest rates would cause our debt service requirements to increase. In such a case, we might need to refinance or restructure all or a portion of our indebtedness on or before maturity. However, we may not be able to refinance any of our indebtedness, including the new credit facilities, on commercially reasonable terms, or at all. Following the Acquisition, our expected debt service obligation, assuming interest rates stay at February 15, 2008 levels, is initially estimated to be approximately $91 million in cash interest payments and fees per annum, which amount will be reduced each year in accordance with scheduled debt amortization payments, if made. In addition, debt service requirements will also include scheduled annual principal payments starting at $8.0 million during 2008 and will rise to a maximum of $447.7 million in 2014.

These above estimates are based on the terms set forth in the Amended and Restated Commitment Letter, dated as of November 2, 2007, by and among Goldman Sachs Credit Partners, L.P. and Lehman Brothers Inc., as joint lead arrangers and joint bookrunners (the “Arrangers”) and Goldman Sachs Credit Partners, L.P. and Lehman Brothers Commercial Paper Inc. as the initial lenders (the “Initial Lenders” and together with the Arrangers, the “Commitment Parties”) and Aldabra Sub LLC and the final pricing terms agreed to with the Arrangers and announced by the Company on February 20, 2008. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

A default under Aldabra’s indebtedness may have a material adverse effect on its business and financial condition.

In the event of a default under our new credit facilities, the lenders generally would be able to declare all of such indebtedness, together with interest, to be due and payable. In addition, borrowings under the new credit facilities are secured by first- and second-priority liens, as applicable, on all of our assets and our subsidiaries’ assets (which include BPP assets), and in the event of a default under those facilities, the lenders generally would be entitled to seize the collateral. Moreover, upon the occurrence of an event of default, the commitment of the lenders to make any further loans would be terminated. Accordingly, a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our overall business, the results of our operations and our financial condition.

Aldabra’s loan commitments could expire before Aldabra is able to consummate the Acquisition.

Aldabra Sub LLC entered into a commitment letter with the Commitment Parties with respect to a $250 million senior secured Tranche A term loan facility, a $475 million senior secured Tranche B term loan facility, a $250 million senior secured revolving credit facility and a $200 million (which amount may be increased up to $260.7 million) senior secured second lien term loan facility, to provide financing for the Acquisition. This commitment is subject to the lack of a material change in our financial condition and the financial condition of BPP, legal requirements such as the granting of security interests for the benefit of the lenders, and other matters that are in addition to the conditions under the purchase agreement. Accordingly, while we believe that we will satisfy such conditions, there can be no assurance that we will and thereby obtain the funding contemplated by such commitment letter. While the lenders have informed us that they have priced and syndicated the debt facility and closing is subject to customary documentation, this commitment has an expiration date of February 28, 2008, and it is therefore possible that the lender’s commitment could expire before the Acquisition is consummated. If such an event were to occur, we might not be able to obtain an extension of the current commitment, and we might also be unable to obtain a replacement commitment on the same or similar terms prior to the termination date of the purchase agreement (which is September 7, 2008). If the commitment had to be replaced on less favorable terms, the Acquisition could become less attractive to our stockholders, and in more extreme situations the loss of the original commitment could affect the feasibility of consummating the Acquisition.

Servicing debt could limit funds available for other purposes.

Following the Acquisition, we will use cash from operations to pay the principal and interest on our debt. These payments will limit funds available for other purposes, including expansion of our operations through acquisitions, funding future capital expenditures and the payment of dividends.

Though finalized, the terms of Aldabra’s new credit facilities are subject to market risk.

Though finalized, the terms of Aldabra’s new credit facilities are still subject to customary closing conditions. If we were not to close on this debt facility, we would need to get a replacement commitment letter from the same set of lenders or a different set of lenders. Consequently, we would be subject to adverse market conditions could result in higher than expected interest rates (or additional issuance fees), changes in the amortization schedule, restructuring of the facilities or subject Aldabra to covenants and restrictions that are in addition to, or are more restrictive than, those currently expected.

Aldabra’s new credit facilities will contain restrictive covenants that will limit Aldabra’s overall liquidity and corporate activities.

The new credit facilities will impose operating and financial restrictions that will limit our ability to:

•	create additional liens on our assets;

•	make investments or acquisitions;

•	pay dividends;

•	incur additional indebtedness or enter into sale/leaseback transactions;

•	sell assets, including capital stock of subsidiaries;

•	enable our subsidiaries to make distributions;

•	enter into transactions with our affiliates;

•	enter into new lines of business; and

•	engage in consolidations, mergers or sales of substantially all of our assets.

We will need to seek permission from the lenders in order to engage in certain corporate actions. The lenders’ interests may be different from ours, and no assurance can be given that we will be able to obtain the lenders’ permission when needed. This may prevent us from taking actions that are in our stockholders’ best interest.

The new credit facilities also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control, and these types of restrictions could:

•	limit our ability to plan for, or react to, market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•
adversely affect our ability to finance our operations, strategic acquisitions, investments, alliances and other capital needs, or to engage in other business activities that would be in our best interest.

The consideration to be paid as part of the Acquisition is subject to change, and the exact consideration is not determinable at this time.

The Acquisition consideration consists of cash and stock (and under certain conditions, a subordinated promissory note) equal to $1,625,000,000 plus or minus an incremental amount equal to the sum of (i) the Paper Group’s cash and cash equivalents (expected to be $38,000,000), (ii) plus or minus the amount by which the net working capital of the paper and packaging and newsprint businesses of the Seller is greater or less than $329,000,000 (as applicable), and (iii) plus the amount (if any) by which Aldabra’s net working capital is less than $404,350,800, in each case calculated as of 11:59 p.m. (Boise, Idaho time) on the day before closing (the net amount derived from the foregoing, the “total purchase price”). The actual cash portion of the total purchase price will equal the amount of Aldabra’s cash at closing (including the aggregate amount of cash held in the trust fund account, but excluding any amounts paid upon exercise by Aldabra stockholders of conversion rights), less transaction expenses plus the amount of the net proceeds from the debt financing provided to Aldabra Sub LLC from the Initial Lenders, with the Aldabra common stock valued based on the Average Trading Price that will not be higher than $10.00 or lower than $9.54. Assuming an Average Trading Price of $9.54 and assuming a conversion rate of approximately 30%, Aldabra (i) will issue to the Seller 37,857,374 shares of Aldabra common stock, (ii) will incur indebtedness of approximately $1,066 million under the bank facility and approximately $41 million in the form of a subordinated promissory note issued by Aldabra to the Seller. In addition, the subordinated promissory note could increase or decrease based on any working capital adjustments by both the Company and BPP post-closing.

Registration rights held by the Seller and certain Aldabra stockholders may have an adverse effect on the market price of Aldabra’s common stock.

An investor rights agreement to be entered into as a condition for the completion of the Acquisition will provide for registration rights with respect to: (1) shares of Aldabra common stock acquired pursuant to the investor rights agreement (the “Aldabra Registrable Securities”); (2) the Seller Registrable Securities; and (3) shares held by other Aldabra stockholders party to the investor rights agreement (the “Other Registrable Securities”). Assuming a conversion rate of 30%, approximately 48.2 million (or approximately 62.4% of our outstanding common stock) would have registration rights.

After the consummation of the Acquisition, holders of the Seller Registrable Securities or the Aldabra Registrable Securities will have the right to demand registration under the Securities Act of 1933, as amended (the “Securities Act”), of all or a portion of their registrable securities subject to amount and time limitations. Holders of the Seller Registrable Securities may demand five long-form registrations and an unlimited number of short-form registrations, while holders of Aldabra Registrable Securities may demand two long-form registrations and an unlimited number of short-form registrations. The minimum aggregate offering value of the securities required to be registered must equal at least $25,000,000 for long-form registrations and $5,000,000 for short-form registrations.

Additionally, whenever (i) we propose to register any of our securities under the Securities Act (ii) and the method we select would permit the registration of registrable securities, holders of Aldabra Registrable Securities, the Seller Registrable Securities or Other Registrable Securities will have the right to request the inclusion of their registrable securities in such registration. The resale of these shares in the public market upon exercise of the registration rights described above could adversely affect the market price of our common stock or impact our ability to raise additional equity capital.

Delaware law and the proposed amended and restated charter documents may impede or discourage a takeover that Aldabra’s stockholders may consider favorable.

The provisions of our amended and restated charter that will be put into effect in connection with the Acquisition may deter, delay or prevent a third party from acquiring us. These provisions include:

•	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements;

•
the inability of stockholders to act by written consent or to call special meetings after such time the Seller owns less than 25% of the voting power of our common stock entitled to vote generally in the election of directors;

•	a classified board of directors with staggered three-year terms; and

•
the authority of our board of directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with such terms as the board of directors may determine and to issue additional shares of our common stock.

These provisions could have the effect of delaying, deferring or preventing a change in control, discourage others from making tender offers for our shares, lower the market price of our stock or impede the ability of our stockholders to change our management, even if such changes would be beneficial to our stockholders.

Stockholders of Aldabra may not receive dividends because of restrictions in the new credit facilities, Delaware law and state regulatory requirements.

Our ability to pay dividends will be restricted by our new credit facilities, as well as Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the DGCL, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

The post-Acquisition business may incur increased costs as a result of having publicly-traded equity securities.

We will continue to have publicly-traded equity securities following the Acquisition, and as a result, we will incur significant legal, accounting and other expenses that BPP did not incur as part of a private company with public debt. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, and the New York Stock Exchange (the “NYSE”) have required changes in corporate governance practices of public companies. These new rules and regulations have increased legal and financial compliance costs and made activities more time-consuming and costly. For example, as a result of having publicly-traded equity securities, we will be required to have a majority of independent directors and to create additional board committees, such as audit, compensation, and nominating and corporate governance committees. These new rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If third parties bring claims against us, the proceeds held in trust may be reduced, and the per share liquidation price per IPO Share received by holders could decrease.

As of December 31, 2007, the value of the trust fund was approximately $402,050,526, net of permitted accrued expenses and taxes. The proceeds deposited in the trust account could, however, become subject to the claims of Aldabra’s creditors (which could include vendors and service providers it has engaged to assist Aldabra in any way in connection with its search for a target business and that are owed money by Aldabra, as well as target businesses themselves), which could have higher priority than the claims of its public stockholders to the extent that these vendors have not signed waivers. Messrs. Leight and Weiss have personally agreed, pursuant to agreements with Aldabra and Lazard Capital Markets LLC that, if Aldabra liquidates prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by Aldabra for services rendered or contracted for or products sold to Aldabra in excess of the net proceeds of the Offering not held in the trust account, but only if, and to the extent, the claims reduce the amounts in the trust account (not including allowable expenses up to $3,100,000). We cannot assure holders, however, that Messrs. Leight and Weiss would be able to satisfy those obligations. Furthermore, Messrs. Leight and Weiss will not have any personal liability as to any claimed amounts owed to a third party (including target businesses) that executed a waiver. If a claim were made that resulted in Messrs. Leight and Weiss having personal liability and they refused to satisfy their obligations, Aldabra would have a fiduciary obligation to bring an action against them to enforce Aldabra’s indemnification rights and would accordingly bring such an action against them.

Accordingly, the actual per IPO Share liquidation price could decrease due to claims of creditors. Additionally, in the case of a prospective target business that did not execute a waiver, such liability will only be in an amount necessary to ensure that holders of IPO Shares receive no less than $10.00 per share upon liquidation. Furthermore, if Aldabra is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against Aldabra that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in Aldabra’s bankruptcy estate and subject to the claims of third parties with priority over the claims of its stockholders.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, in the event of a liquidation, it is Aldabra’s intention to make liquidating distributions to its stockholders as soon as reasonably possible after June 19, 2009 and, therefore, Aldabra does not intend to comply with those procedures. As such, Aldabra’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of such date. Because Aldabra will not be complying with Section 280, Section 281(b) of the DGCL requires Aldabra to adopt a plan that will provide for Aldabra’s payment, based on facts known to Aldabra at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against Aldabra within the subsequent 10 years. Accordingly, Aldabra would be required to provide for any claims of creditors known to it at that time or those that it believes could be potentially brought against it within the subsequent 10 years prior to its distributing the funds in the trust account to its public stockholders. However, because Aldabra is a blank check company, rather than an operating company, and its operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from Aldabra’s vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. All vendors, service providers and prospective target businesses are asked to execute agreements with Aldabra, waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against Aldabra will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. Aldabra therefore believes that any necessary provision for creditors will be reduced and should not have a significant impact on its ability to distribute the funds in the trust account to its public stockholders should a liquidation be necessary. Nevertheless, we cannot assure holders of this fact, as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if Aldabra liquidates, the per-share distribution from the trust account could decrease due to claims or potential claims of creditors.

If Aldabra is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against the Company that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by Aldabra’s stockholders. Furthermore, because Aldabra intends to distribute the proceeds held in the trust account to its public stockholders promptly after June 19, 2009 (in the event of a liquidation), this result may be viewed or interpreted as giving preference to Aldabra’s public stockholders over any potential creditors regarding access to, or distributions from, Aldabra’s assets. Furthermore, Aldabra’s board may be viewed as having breached its fiduciary duties to its creditors and/or may have acted in bad faith, and thereby exposing itself and Aldabra to claims of punitive damages by paying public stockholders from the trust account prior to addressing the claims of creditors. Aldabra cannot assure stockholders that claims will not be brought against it for these reasons.

If Aldabra fails to maintain effective systems for disclosure and internal controls over financial reporting as a result of the Acquisition, it may be unable to comply with the requirements of Section 404 of the Sarbanes Oxley Act in a timely manner.

Section 404 of the Sarbanes-Oxley Act will require us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of the internal controls. It will also require an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2008 and subsequent years. An independent registered public accounting firm will also be required to test, evaluate and report on the completeness of our assessment. It may cost us more than we expect to comply with these controls and procedure-related requirements. If we discover areas of internal controls that need improvement, we cannot be certain that any remedial measures taken will ensure that we implement and maintain adequate internal controls over financial processes and reporting in the future. Any failure to implement requirements for new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations.

Risks Related to BPP’s Business

The paper industry is cyclical. Fluctuations in the prices of and the demand for BPP’s products could result in smaller profit margins and lower sales volumes.

Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes, and margins for BPP’s products. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of BPP’s paper products, including its cut-size office paper, containerboard, and newsprint, are commodities that are widely available from other producers. Even BPP’s non-commodity products, such as specialty and premium papers, are impacted by commodity prices since the prices of these grades is often tied to commodity prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the commodity products BPP makes and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in BPP’s markets, as well as foreign currency exchange rates. For example, demand for BPP’s paper products fluctuates with levels of employment, the state of durable and nondurable goods industries, prevailing levels of advertising and print circulation. In recent years, particularly since 2000, demand for some grades of paper has decreased as electronic transmission and document storage alternatives become more prevalent. Newsprint demand in North America has been in decline for decades, as electronic media has increasingly displaced paper as a medium for information and communication.

Industry supply of commodity paper products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply of commodity paper products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar has mitigated the levels of imports in recent years, a strengthening of the U.S. dollar is likely to increase imports of commodity paper products from overseas, putting downward pressure on prices.

Prices for all of BPP’s products are driven by many factors outside its control, and it has little influence over the timing and extent of price changes, which are often volatile. Market conditions beyond BPP’s control determine the prices for its commodity products, and as a result, the price for any one or more of these products may fall below BPP’s cash production costs, requiring BPP to either incur short-term losses on product sales or cease production at one or more of its manufacturing facilities. Therefore, BPP’s profitability with respect to these products depends on managing its cost structure, particularly raw materials and energy prices, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control, as described below. If the prices of BPP’s products decline, or if its raw materials or energy costs increase, or both, then its sales and profitability could be materially and adversely affected.

BPP faces strong competition in its markets.

The paper and packaging and newsprint industry is highly competitive, and BPP faces competition from numerous competitors, domestic as well as foreign. Some of BPP’s competitors are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, and/or lower operating costs as compared to BPP. Some of BPP’s competitors have less indebtedness than Boise Inc. will have after the Acquisition is consummated, and therefore more of their cash will be available for business purposes other than debt service. As a result, Boise Inc. may be unable to compete with other companies in the market during the various stages of the business cycle and particularly during any downturns.

BPP’s manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all.

Wood fiber is BPP’s principal raw material, accounting for approximately 29% and 17% of the aggregate amount of materials, labor and other operating expenses, including fiber costs, for BPP’s Paper and Packaging & Newsprint segments, respectively, in 2007. Wood fiber is a commodity, and prices have historically been cyclical. In addition, availability of wood fiber is often negatively affected if demand for building products declines, since wood fiber, including wood chips, sawdust and shavings, is a byproduct in the manufacture of building products. Wood fiber for BPP’s paper mills in the Northwest comes predominantly from building products manufacturing plants. Because of the decline in the housing markets and new construction, a number of building products manufacturing plants have been curtailed and closed in the Northwest. These curtailments affect the availability and price of wood fiber in the region and, in turn, affect the operating and financial performance of BPP’s Northwest paper mills. In many cases, BPP may be unable to increase product prices in response to increased wood fiber costs depending on other factors affecting the demand or supply of paper. Further, severe or sustained shortages of fiber could cause BPP to curtail its own operations, resulting in material and adverse affects on its sales and profitability.

Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to, and prevention of, catastrophic wildfires can also affect log and fiber supply. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. In addition, since a number of BPP’s manufacturing facilities use wood-based biomass as an alternative energy source, an increase in wood fiber costs or a reduction in availability can increase the price of, or reduce the total usage of biomass, which could result in higher energy costs.

Further increases in the cost of BPP’s purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing its margins.

Energy is one of BPP’s most significant costs, and it accounted for approximately 15% and 14% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs for the Seller’s paper and packaging and newsprint segments, in 2007. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. These fluctuations impact BPP’s manufacturing costs and contribute to earnings volatility. BPP has some flexibility to switch between fuel sources; however, it has significant exposure to natural gas, fuel oil and biomass (hog fuel) price increases. Increased demand for these fuels (which could be driven by cold weather) or further supply constraints could drive prices higher. The electricity rates charged to BPP are impacted by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and the relevant regulatory situation.

Other raw materials BPP uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sodium hydroxide and dyes. Purchases of chemicals accounted for approximately 14% and 5% of the aggregate amount of materials, labor and other operating expenses, including fiber costs for the Seller’s paper and packaging and newsprint segments, respectively, in 2007. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond the control of BPP.

For BPP’s products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines BPP’s ability to increase prices. Consequently, BPP may be unable to pass increases in its operating costs to its customers in the short term. Any sustained increase in chemical or energy prices would reduce BPP’s operating margins and potentially require it to limit or cease operations of one or more of its machines or facilities.

Some of BPP’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials.

BPP’s uncoated free sheet paper and newsprint compete with electronic transmission, document storage alternatives, and paper grades BPP does not produce. As the use of these alternatives grow, demand for paper products may shift from one grade of paper to another or be eliminated altogether. For example, demand for newsprint has declined and may continue to decline as newspapers are replaced with electronic media, and demand for BPP’s uncoated free sheet paper for use in preprinted forms has declined and may continue to decline as the use of desktop publishing and on-demand printing continues to displace traditional forms. Demand for BPP’s containerboard may decline as corrugated paper packaging may be replaced with other packaging materials. Any substantial shift in demand from BPP’s products to competing technologies or materials could result in a material decrease in sales of BPP’s products. The increase in imports also has negatively influenced demand for domestic containerboard, as more products are manufactured and packaged offshore.

A material disruption at one of BPP’s manufacturing facilities could prevent it from meeting customer demand, reduce its sales, and/or negatively impact its net income.

Any of BPP’s manufacturing facilities, or any of BPP’s machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	disruption in the supply of raw materials, such as wood fiber, energy or chemicals;

•	a chemical spill or release;

•	closure because of environmental-related concerns;

•	explosion of a boiler;

•	the effect of a drought or reduced rainfall on BPP’s water supply;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;

•	fires, floods, earthquakes, hurricanes, or other catastrophes;

•	terrorism or threats of terrorism;

•	labor difficulties; or

•	other operational problems.

Future events may cause shutdowns, which may result in downtime and/or cause damage to BPP’s facilities. Any such downtime or facility damage could prevent BPP from meeting customer demand for its products and/or require BPP to make unplanned capital expenditures. If BPP’s machines or facilities were to incur significant downtime, BPP’s ability to meet its production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

BPP’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

 BPP’s manufacturing businesses are capital-intensive, and BPP regularly incurs capital expenditures to expand its operations, maintain its equipment, increase its operating efficiency and comply with environmental laws. During 2007, BPP’s total capital expenditures, excluding acquisitions, were approximately $146 million, including approximately $63 million for maintenance capital (replacements) and approximately $4 million for environmental expenditures. BPP expects to spend approximately $125 million to $135 million, excluding acquisitions, on capital expenditures during 2008, including approximately $11 million related to the installation of a shoe press in the DeRidder, Louisiana mill to reduce the use of energy in producing linerboard, approximately $85 million to $95 million for maintenance capital (replacements) and approximately $1 million for environmental expenditures. Capital expenditures for BPP are expected to be between $100 million and $125 million annually over the next five years, excluding acquisitions or major capital expenditures.

If BPP requires funds for operating needs and capital expenditures beyond those generated from operations, it may not be able to obtain them on favorable terms, or at all. In addition, debt service obligations will reduce BPP’s available cash flows. If BPP cannot maintain or upgrade its equipment as it requires or ensure environmental compliance, it could be required to cease or curtail some of its manufacturing operations or it may become unable to manufacture products that can compete effectively in one or more of its markets.

BPP’s operations are affected by its relationship with OfficeMax Incorporated (“OfficeMax”).

BPP operated as a business unit of OfficeMax until 2004, when BPP was acquired by the Seller’s parent company (the “2004 Transaction”). OfficeMax has continued to hold a 19.9% indirect ownership interest in the Seller since the 2004 Transaction and will continue to retain an indirect ownership stake in Seller (and thus an indirect stake in BPP) post-Acquisition. The Seller also currently has an agreement in place whereby it receives or makes an additional payment to Office Max each year based on changes in paper prices. This agreement will be terminated as a result of the Acquisition, and consequently, Boise Inc. will neither receive payments from, nor make payments to, Office Max under this agreement. Pursuant to a 2004 paper supply contract that will remain in place after the Acquisition, OfficeMax is required to purchase its North American requirements for certain grades of paper from BPP. BPP anticipates that OfficeMax will continue to be BPP’s largest customer and that it will continue to depend on OfficeMax’s distribution network for a substantial portion of BPP’s uncoated free sheet sales in the future. Any significant deterioration in OfficeMax’s financial condition or BPP’s relationship with OfficeMax, or a significant change in OfficeMax’s business strategy, could result in OfficeMax ceasing to be BPP’s customer, or failing to satisfy its contractual obligations to BPP, or simply result in lower uncoated free sheet (cut size) paper sales through OfficeMax, which in turn could reduce BPP’s sales.

BPP is subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.

BPP is subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. BPP’s capital expenditures for environmental compliance were approximately $4 million, $7 million and $16 million in 2007, 2006 and 2005, respectively, and BPP expects to incur approximately $1 million in 2008. BPP expects to continue to incur significant capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. If BPP fails to comply with applicable environmental laws and regulations, it may face civil or criminal fines, penalties, or enforcement actions, including orders limiting its operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.

As an owner and operator of real estate, BPP may be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from its properties. BPP may have liability under these laws whether or not it knew of, or was responsible for, the presence of these substances on its property, and in some cases, its liability may not be limited to the value of the property.

The purchase and sale agreement governing the 2004 Transaction contained customary representations, warranties, covenants, and indemnification rights in favor of the Seller’s parent entity (as the purchaser thereunder) and Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C. and Boise Cascade Transportation Holdings Corp.; therefore, after the Acquisition is consummated the Paper Group will continue to have unlimited indemnification rights against OfficeMax for certain pre-closing liabilities, including for hazardous substance releases and other environmental violations that occurred prior to the 2004 Transaction or that arose out of pre-2004 operations at the businesses, facilities, and other assets purchased by the Seller. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required. Furthermore, BPP is not entitled to indemnification for liabilities incurred due to releases and violations of environmental laws occurring after the 2004 Transaction.

Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. BPP may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures. In addition, BPP may be impacted if carbon emission laws are enacted that require the company to install additional equipment or pay for existing emissions.

Labor disruptions or increased labor costs could adversely affect BPP’s business.

While BPP believes it has good labor relations and has established staggered labor contracts for each of its five paper mills to minimize potential disruptions in the event of a labor dispute, it could experience a material labor disruption or significantly increased labor costs at one or more of its facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent BPP from meeting customer demand or increase costs, thereby reducing its sales and profitability. BPP is expected to have approximately 4,700 employees after the Acquisition is consummated, and approximately 2,745, or 58%, of these employees work pursuant to collective bargaining agreements. The agreement at BPP’s Wallula, Washington container plant expired in the fourth quarter of 2007, and the first meeting is scheduled in March 2008. BPP does not expect material work interruptions or increases in its costs during the course of the negotiations with its collective bargaining units. Nevertheless, if its expectations are not accurate, BPP could experience a material labor disruption or significantly increased labor costs at one or more of its facilities, any of which could prevent BPP from meeting customer demand or reduce its sales and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Aldabra maintains its executive offices at c/o Terrapin Partners, LLC, 540 Madison Avenue, 17th Floor, New York, New York 10022. Terrapin Partners, LLC has agreed to provide Aldabra with administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, at this location pursuant to a letter agreement between Aldabra and Terrapin Partners, LLC. The cost for the foregoing services to be provided to Aldabra by Terrapin 157 Partners, LLC is $7,500 per month. Aldabra believes, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Terrapin Partners, LLC is at least as favorable as it could have obtained from an unaffiliated person. Aldabra considers its current office space adequate for its current operations. If the Acquisition is consummated, the arrangement with Terrapin Partners, LLC will cease.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Aldabra’s common stock, units and warrants are traded on the American Stock Exchange (the “AMEX”) under the symbols “AII,” “AII.U” and “AII.WS,” respectively. Aldabra’s units commenced public trading on June 19, 2007, while its common stock and warrants began public trading on June 28, 2007. Prior to these dates, there was no established public trading market for Aldabra’s securities. Each Aldabra unit consists of one share of Aldabra common stock and one warrant. Each warrant, in turn, entitles the holder to purchase one share of common stock at any time commencing on the later of (i): the completion of a business combination; and (ii) June 19, 2008. As of June 28, 2007, holders of Aldabra units were able to separately trade the common stock and warrants included in such units. The following table sets forth the range of high and low closing sale prices for the common stock, the units and the warrants, for the periods indicated, as reported on the AMEX:

	Common Stock		Units		Warrants
	High	Low	High	Low	High	Low
2007:
June 28—June 30	$ 9.15	$ 9.15	$ 10.55	$ 10.44	$ 1.35	$ 1.32
July 1—September 30, 2007	$ 9.30	$ 8.98	$ 10.95	$ 10.00	$ 1.50	$ 1.04
October 1—December 31, 2007	$ 9.87	$ 9.21	$ 13.00	$ 10.64	$ 3.23	$ 1.45
2008:
January l—February 8, 2008	$ 9.70	$ 9.45	$ 12.96	$ 11.65	$ 3.20	$ 2.20

As of February 8, 2008, the closing price for each share of common stock, unit and warrant was $9.63, $12.15 and $2.55, respectively.

(b) Holders

As of February 8, 2008, there were seven holders of record of Aldabra common stock, one holder of record of Aldabra units and three holders of record of Aldabra warrants.

(c) Dividends

Since its IPO and the listing of its shares on the AMEX, Aldabra has not paid any cash dividends on its common stock to date and does not intend to pay dividends prior to the completion of the Acquisition.

The payment of dividends in the future will be contingent upon BPP’s revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of the Acquisition, as well as any restrictions imposed by the lenders under the new credit facilities. The payment of any dividends subsequent to the Acquisition will be within the discretion of the Company’s then board of directors.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA.

The summary historical financial information of Aldabra as of December 31, 2007 was derived from the audited financial statements of Aldabra for the period of February 1, 2007 (inception) through December 31, 2007. The selected financial data below should be read in conjunction with Aldabra’s consolidated financial statements and “Aldabra Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Statement of Operations Data:	February 1, 2007 (inception) through December 31, 2007
Interest income	$10,421,536
Expenses	(399,347)
Net income before income taxes	10,082,189
Provision for income taxes	(4,590,167)
Net income	$5,492,022
Net income per share basic and diluted	$0.16
Weighted average shares outstanding	34,272,754

Balance Sheet Data:	As of December 31, 2007
Working capital	$389,518,466
Total assets	407,612,333
Total liabilities	14,715,486
Common stock, subject to possible conversion	159,760,000
Stockholders’ equity	$233,136,847

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Included among the factors that, in the Company’s view, could cause actual results to differ materially from the forward-looking statements contained in this report are the following: (i) inability to obtain the necessary debt financing; (ii) continued compliance with government regulations; (iii) legislation or regulatory environments, requirements or changes affecting the businesses in which BPP is engaged; (iv) paper and packaging and newsprint industry trends, including factors affecting supply and demand; (v) cost and availability of raw materials and energy; (vi) labor and personnel relations; (vii) shortages of skilled and technical labor; (viii) credit or currency risks affecting BPP’s revenue and profitability; (ix) changing interpretations of generally accepted accounting principles (“GAAP”); (x) major equipment failure; (xi) severe weather phenomena such as drought, hurricanes and fire; (xii) BPP’s customer concentration; (xiii) general economic conditions; (xiv) limited pool of possible targets should the Acquisition not close; and (xv) other factors listed from time to time in our filings with the SEC, including, without limitation, our quarterly reports on Form 10−Q and our reports on Form 8−K.

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

The following discussion should be read in conjunction with Aldabra’s audited financial statements from inception through the period ended December 31, 2007 and the related notes, as well as its audited financial statements for the period February 1, 2007 (date of inception) to February 28, 2007, and the notes thereto.

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

To date, Aldabra has neither engaged in any operations nor generated any revenues, except interest income. Aldabra’s entire activity since inception has been to search for targets for a business combination and to consummate the Acquisition.

Results of Operations

For the period from February 1, 2007 (inception) to December 31, 2007, we had net income of $5,492,022, consisting of interest income of $10,421,536 less operating expenses of $339,347 and provision for income taxes of $4,590,167.

Liquidity and Capital Resources

We consummated our Offering of 41,400,000 units, including 5,400,000 units subject to the underwriters’ over-allotment option, on June 22, 2007. Gross proceeds from our Offering were $414,000,000. We paid a total of $16,560,000 in underwriting discounts and commissions (not including $12,420,000 that was deferred by the underwriters until completion of a business combination with an operating business and incurred approximately $640,000 for other costs and expenses related to the Offering and the over-allotment option. After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds (including $3,000,000 from the sale of the Insider Warrants) to us from the Offering were approximately $399,800,000, and an amount of $399,500,000 was deposited into a trust account (the “Trust Account”), which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of the Company’s first business combination and (ii) liquidation of the Company. We intend to use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. As described below, we have entered into financing commitments with respect to the consummation of the Acquisition.

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

On October 18, 2007, Aldabra Sub LLC entered into a commitment letter with Goldman Sachs Credit Partners, L.P. with respect to (i) a $250 million senior secured first lien Tranche A term loan facility, (ii) a $475 million senior secured first lien Tranche B term loan facility, (iii) a $250 million senior secured first lien revolving credit facility and (iv) a $200 million (which amount may be increased up to $260.7 million) senior secured second lien term loan facility, to provide financing for the Acquisition. With respect to these loan facilities, on November 2, 2007, Aldabra Sub LLC entered into an amended and restated commitment letter with Goldman Sachs Credit Partners, L.P. and Lehman Brothers Inc., as joint lead arrangers and joint bookrunners, and Goldman Sachs Credit Partners, L.P. and Lehman Brothers Commercial Paper Inc. as the initial lenders. This commitment is subject to the lack of a material change in the Company’s financial condition and the financial condition of BPP, legal requirements (such as the granting of security interests for the benefit of the lenders) and other matters that are in addition to the conditions under the purchase agreement. The loan facilities are subject to the execution of definitive documentation.

On February 20, 2008, the Company announced that Goldman Sachs Credit Partners, L.P. and Lehman Brothers Inc. had priced and syndicated these loan facilities as follows:

•
a $250 million senior secured first lien revolving credit facility and a $250 million senior secured first lien Tranche A term loan facility priced at LIBOR plus 325 basis points, with a term of five years and a closing fee of approximately 2%;

•	a $475 million senior secured first lien Tranche B term loan facility priced at LIBOR (with a floor of 4.00%) plus 350 basis points, with a term of six years and a closing fee of 5%; and

•	a $260.7 million senior secured second lien term loan facility priced at LIBOR (with a floor of 5.5%) plus 700 basis points, with a term of seven years and a closing fee of 10%.

The “Use of Proceeds” section of Aldabra's prospectus, filed with the SEC on June 20, 2007 in connection with Aldabra’s IPO, provided Aldabra’s estimate and projected allocation of how the $3,300,000 in net proceeds held outside the trust account and amounts available from interest income earned on the trust account would be used prior to the consummation of a business combination in connection with Aldabra’s operations, search for a potential business combination target and SEC reporting. Through December 31, 2007, we spent approximately $2,681,327 of the funds reserved for these purposes. However, as a result of the complexity of the Acquisition, the actual costs we have incurred as of the date of this Annual Report on Form 10-K in connection with Aldabra’s operations, search for a potential business combination target and SEC reporting have exceeded the $3,300,000 in net proceeds held outside the trust account and amounts available from interest income earned on the trust account. This excess amount will be paid by Aldabra at the time of or after the closing of the Acquisition out of Aldabra’s post-Acquisition working capital.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company had no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

After deducting the underwriting discounts and commissions paid (but not the deferred underwriting discounts sand commissions) and the Offering expenses, the total net proceeds (including $3,000,000 from the sale of the Insider Warrants) to us from the Offering were approximately $399,800,000, and an amount of $399,500,000 was deposited into the Trust Account, which is maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of December 31, 2007, the balance of the Trust Account was $402,050,526, net of permitted accrued expenses and taxes. As discussed in Note 1 to the Notes to Consolidated Financial Statements, the proceeds held in the Trust Account will only be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, the Company is subject to market risk primarily through the effect of changes in interest rates on government securities, and because the proceeds from our Offering have been invested in a short-term investment (namely, the Wells Fargo Advantage Prime Investment Money Market Fund and then the Wells Fargo Treasury Plus Money Market Fund), our only material market risk exposure relates to fluctuations in interest rates. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Aldabra 2 Acquisition Corp.

We have audited the accompanying consolidated balance sheet of Aldabra 2 Acquisition Corp. (a corporation in the development stage) and subsidiary (the “Company”) as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the period from February 1, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aldabra 2 Acquisition Corp. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the period from February 1, 2007 (date of inception) to December 31, 2007, in conformity with United States generally accepted accounting principles.

McGladrey & Pullen, LLP
New York, New York

February 21, 2008

Part I: Financial Information

Item 1 - Financial Statements

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Consolidated Balance Sheet

December 31, 2007
ASSETS
Current assets:
Cash	$185,691
Cash held in trust	403,989,389
Prepaid expenses	58,872
Total current assets	404,233,952
Capitalized acquisition costs	3,293,350
Deferred tax asset	85,031

Total assets	$407,612,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$926,623
Franchise tax payable	88,665
Income and capital taxes payable	1,280,198
Deferred underwriting fee	12,420,000
Total current liabilities	14,715,486

COMMON STOCK SUBJECT TO POSSIBLE CONVERSION
(16,555,860 - shares at conversion value)	159,760,000

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value, authorized
1,000,000 shares; none issued	-
Common stock, $.0001 par value,
authorized 100,000,000 shares,
issued and outstanding 51,750,000 shares (which includes 16,555,860 shares subject to possible conversion)	5,175
Additional paid-in capital	227,639,650
Income accumulated during development stage	5,492,022
Total stockholders’ equity	233,136,847

Total liabilities and stockholders’ equity	$407,612,333

See notes to Financial Statements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Consolidated Statement of Income

For the period February 1, 2007 (inception) to December 31, 2007

Interest income	$10,421,536

EXPENSES
Formation costs	1,000
Professional fees	138,912
Insurance expense	42,763
Administrative fees	48,000
Travel and entertainment	9,423
Franchise tax expense	88,665
Interest expense	5,790
Miscellaneous expenses	4,794

Total expenses	339,347

Net income before income taxes	10,082,189

Provision for income taxes	(4,590,167)

Net income	$5,492,022

Weighted average shares outstanding, basic and diluted	34,272,754

Basic and diluted net income per share	$0.16

See notes to Financial Statements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional paid-in	Income accumulated during development	Total stockholders’
	Shares	Amount	capital	stage	equity
Issuance of common stock to initial stockholders on February 1,2007 at $.002 per share	10,350,000	$1,035	$23,965	$-	$25,000
Proceeds from issuance of warrants	-	-	3,000,000	-	3,000,000
Sale of 41,400,000 Units through public offering net of underwriter’s discount and offering expenses (which includes 16,555,860 shares subject to conversion)	41,400,000	4,140	384,375,685	-	384,379,825
Less 16,555,860 shares of common stock subject to possible conversion	-	-	(159,760,000)	-	(159,760,000)
Net Income	-	-		5,492,022	5,492,022
Balance, December 31, 2007	51,750,000	$5,175	$227,639,650	$5,492,022	$233,136,847

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Consolidated Statement of Cash Flows

For the period
February 1, 2007
(inception) to
December 31,
2007

Cash Flows from Operating Activities
Net income	$5,492,022
Adjustments to reconcile net income with net cash used in operating activities:
Interest income on investments held in trust	(10,414,388)
Change in operating assets and liabilities:
Increase in prepaid expenses	(58,872)
Increase in accrued expenses	257,689
Increase in deferred tax asset	(85,031)
Increase in franchise tax payable	88,665
Increase in income and capital taxes payable	1,280,198
Net cash used in operating activities	(3,439,717)
Cash used in investing activities
Cash deposited in trust	(399,500,000)
Proceeds from trust	5,925,000
Payment of acquisition costs	(2,624,416)
Net cash used in investing activities	(396,199,416)
Cash Flows from Financing Activities
Proceeds from sale of shares of common stock to
Initial Stockholders	25,000
Proceeds from notes payable to Initial Stockholders	137,000
Payment of notes payable to Initial Stockholders	(137,000)
Proceeds from public offering	414,000,000
Proceeds from issuance of insider warrants	3,000,000
Payment of costs associated with Offering	(17,200,176)

Net cash provided by financing activities	399,824,824

Net increase in cash	185,691
Cash at beginning of the period	-
Cash at end of the period	$185,691

Supplemental disclosure of non-cash investing and financing activities
Accrual of deferred underwriting fee	$12,420,000
Accrual of acquisition costs	$668,934

See notes to Financial Statements.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

1.	Organization and Business Operations
Aldabra 2 Acquisition Corp., a corporation in the development stage, was incorporated in Delaware on February 1, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. The consolidated financial statements include the accounts of Aldabra 2 Acquisition Corp. and its wholly owned subsidiary, Aldabra Sub LLC (together, the “Company”). All intercompany transactions and balances have been eliminated. The Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective June 19, 2007. The Company consummated the Offering on June 22, 2007 and received net proceeds of approximately $384,380,000. The Company’s management had broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering were intended to be generally applied toward consummating a business combination with an operating business (the “Business Combination”). As described in Note 3, the Company has entered into a Purchase Agreement with Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the “Paper Group”) Boise Cascade, L.L.C. (the “Seller”) and Boise Paper Holdings, L.L.C. (the “Target”). The Company’s stockholders approved the transaction February 5, 2008, and the closing is expected to take place on February 22, 2008.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

Upon the closing of the Offering, an aggregate of $399,500,000, including the $3,000,000 proceeds of the private placement (the “Private Placement”) described in Note 2 and the $12,420,000 of deferred underwriters discounts described in Note 2, was placed in a trust account (the “Trust Account”), which was required to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third-party claims against the Company. Although the Company sought to have all vendors and service providers (which included any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that, even though such entities executed such agreements with us, they will not seek recourse or that a court would not conclude that such agreements are not legally enforceable. The Company’s Chairman of the Board and the Company’s Chief Executive Officer have agreed that they will be liable under certain circumstances for ensuring that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for, or products sold to, the Company. However, there can be no assurance that these entities will be able to satisfy those obligations. Furthermore, they will not have any personal liability as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business). Additionally, in the case of a prospective target business that did not execute a waiver, such liability would only have been in an amount necessary to ensure that public stockholders receive no less than $10.00 per share upon liquidation. The remaining net proceeds (not held in the Trust Account) were permitted to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $3,100,000 of interest earned on the Trust Account balance was permitted to be released to the Company to fund working capital requirements and additional amounts were permitted to be released to the Company as necessary to satisfy tax obligations.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, was required to submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination would not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”), agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (the “Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination had the ability to demand that the Company convert such Public Stockholder’s shares. The per share conversion price is equal to the amount in the Trust Account, net of accrued taxes and expenses, calculated as of two business days prior to the consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 39.99% of the aggregate number of shares owned by all Public Stockholders (approximately 16,555,860 shares) could seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the net proceeds from the Offering (39.99% of the amounts originally placed in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheet. On February 5, 2008, shareholders owning 12,543,778 shares voted against the Business Combination of which 12,347,427 shares have been presented for conversion. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from June 19, 2007, the effective date of the Offering. If the Company had not completed a Business Combination by such date, its corporate existence would cease, and the Company would dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) would be less than the Offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).

Concentration of Credit Risk - The Company maintains cash in a bank deposit account that exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Capitalized Acquisition Costs - Capitalized Acquisition costs includes direct costs related to the Business Combination described in Note 3. Indirect and general expenses are expensed as incurred.

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

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

Net Income Per Share - Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The effect of the 41,400,000 outstanding Warrants issued in connection with the Offering and the 3,000,000 outstanding Warrants issued in connection with the Private Placement has not been considered in diluted income per share calculations, since such Warrants are contingently exercisable.

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
In June 2007, the Company completed its Offering in which it sold to the public 41,400,000 units (the “Units”), including 5,400,000 Units subject to the underwriters’ over-allotment option at an Offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (the “Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50, commencing on the later of the completion of a Business Combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem the Warrants, at a price of $.01 per Warrant, upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective at the time of exercise, the Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters agreed that 3% of the gross proceeds of the Offering ($12,420,000) will not be payable unless and until the Company completes a Business Combination. This amount has been recorded as a deferred underwriting fee in the accompanying consolidated balance sheet. Furthermore, the underwriters have waived their right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination.

Simultaneously with the consummation of the Offering, the Company’s Chairman and the Company’s Chief Executive Officer purchased a total of 3,000,000 Warrants (the “Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000) privately from the Company. The amount paid for the Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases have been placed in the Trust Account. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the Offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. Furthermore, the purchaser has agreed that the Insider Warrants will not be sold or transferred by them, except for estate planning purposes, until after the Company has completed a Business Combination.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

3.	Purchase Agreement for Proposed Business Combination
On September 7, 2007, the Paper Group, the Seller, the Target, Aldabra 2 Acquisition Corp. and Aldabra Sub LLC (the Company’s direct, wholly-owned subsidiary) entered into a Purchase and Sale Agreement, as amended by Amendment No. 1 to Purchase and Sale Agreement, dated October 18, 2007, by and among such persons (the “Purchase Agreement” and the transactions contemplated by the Purchase Agreement, the “Acquisition”). Pursuant to the Purchase Agreement, the Company will acquire the Paper Group and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and most of the headquarters operations of the Seller (collectively, the business to be acquired from the Seller, “Boise Paper Products” or “BPP”) through the acquisition of the Target. The Acquisition is structured such that, upon closing, Aldabra will indirectly own - through Aldabra Sub LLC - 100% of the outstanding common units of the Target, which will in turn own 100% of BPP, including 100% of the outstanding equity interests of the Paper Group. The Company will account for the Acquisition using the purchase method of accounting and will also allocate fair market value to these assets at the time of the Acquisition from a tax perspective.

Use of Offering Proceeds

The Company intends to use the proceeds currently in the Trust Account, net of accrued expenses and taxes to acquire BPP’s assets, to pay transactions expenses (including initial business, legal and accounting due diligence expenses on prospective business combinations, general and administrative expenses and corporate income and franchise taxes) and to pay holders of Offering shares who exercise their redemption rights. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest and will not be released until the earlier of the consummation of a Business Combination or the Company’s liquidation.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

Purchase Price

At the closing of the Acquisition, the Company will deliver cash and stock (and under certain conditions detailed below, a subordinated promissory note) equal to $1,625,000,000 plus or minus an incremental amount equal to the sum of (i) the Paper Group’s cash and cash equivalents (expected to be $38,000,000), (ii) plus or minus the amount by which the estimated net working capital of the paper and packaging and newsprint businesses of the Seller is greater or less than $329,000,000 (as applicable), and (iii) plus the amount (if any) by which the Company’s and its subsidiaries’ estimated net working capital is less than $404,350,800, in each case calculated as of 11:59 p.m. (Boise, Idaho time) on the day before closing (the “Adjustment Calculation Time”) (the net amount derived from the foregoing, the “total purchase price”). Following the closing, these estimated amounts will be compared against the actual amounts, with any subsequent adjustments payable through the issuance to the Seller of additional shares of the Company’s common stock or the return by the Seller and cancellation of shares of the Company’s common stock -in each case, valued based upon an average per share closing price of the Company’s common stock for the 20 trading day period ending three trading days prior to closing, disregarding for this purpose in such period any day in which trading of the Company’s common stock was conducted by, or on behalf of, an officer or director of the Company or a family member or affiliate thereof (the “Average Trading Price”) - held by the Seller.

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

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

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

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

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

Following the closing, the estimated total purchase price will be subject to reconciliation based upon the actual net working capital of the paper and packaging and newsprint businesses of the Seller, the actual aggregate cash and cash equivalents of the Paper Group and its subsidiaries and the actual net working capital of Aldabra and its subsidiaries (in each case as of the Adjustment Calculation Time) relative to the estimates therefore utilized in the calculation of the estimated total purchase price. If the estimated purchase price is greater than the total purchase price, the Seller is required, within five business days after the total purchase price is finally determined, to pay Aldabra an amount equal to such excess, which excess amount is payable by the Seller’s delivery to Aldabra for cancellation of shares of Aldabra common stock which, when multiplied by the Average Trading Price, equals such excess amount.

Consummation of Acquisition

On February 5, 2008, shareholders approved the Acquisition and related resolutions necessary for the consummation of the Acquisition. At the time the Acquisition was approved, holders of 12,247,427 shares elected to convert their shares into cash. This will result in payment to those converting shareholders of approximately $119,893,516 from the Trust Account at the consummation of the Acquisition. As a result of this conversion, upon closing of the Acquisition, Seller will receive as part of the Minimum Cash Portion a subordinated note of approximately $36,202,888 million and the Company will incur additional indebtedness of approximately $60,700,000 million relative to a scenario in which no shareholders elected to convert.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

4.	Cash held in trust	Reconciliation of cash held in trust as of December 31, 2007, is as follows:

Contribution to trust	$399,500,000
Interest income received	10,414,388
Withdrawals to fund operations	(2,530,000)
Withdrawals to fund estimated taxes	(3,395,000)
Total cash held in trust	$403,989,388

5.	Notes Payable, Stockholders
The Company issued unsecured promissory notes in an aggregate principal amount of $100,000 to two of the Initial Stockholders on February 27, 2007. Additional unsecured promissory notes in aggregate amounts of $25,000 and $12,000 were issued to the Initial Stockholders on June 12, 2007 and June 21, 2007, respectively. The notes were non-interest bearing and were payable on the earlier of February 27, 2008 and the consummation of the Offering. The notes payable to Initial Stockholders were paid in full on June 22, 2007. At December 31, 2007, $23,267 was payable to an Initial Stockholder, Nathan Leight, and was included in Accrued Expenses for additional expenses incurred on behalf of the Company.

6.	Income Taxes	For the period from February 1, 2007 (inception) to December 31, 2007, the provision for income taxes consists of the following:

Current:
Federal	$2,913,096
State and Local	1,762,102
Deferred	(85,031)
Total	$4,590,167

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax asset are as follows:

Expenses deferred for income tax purposes	$119,669
Less: valuation allowance	(34,638)
Total	$85,031

Management has recorded a valuation allowance against its state and local deferred tax asset because, based on its current operations at December 31, 2007, it believes it is more likely than not that sufficient taxable income will not be generated to fully utilize this asset.

The Company’s effective tax rate of approximately 45.5% (which takes into account the valuation allowance) differs from the federal statutory rate of 34% due to the effect of state and local income taxes.

U.S. statutory income tax rate	34.0%
State and local income taxes	11.5
Effective tax rate	45.5%

7.	Commitments
The Company presently occupies office space provided by an affiliate of two of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The accompanying consolidated statement of income includes $48,000 of administration fees relating to this agreement.

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

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

Aldabra 2 Acquisition Corp.
(a corporation in the development stage)
Notes to Consolidated Financial Statements

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

10.	Commitments and Contingencies
On October 18, 2007, Aldabra Sub LLC entered into a commitment letter with Goldman Sachs Credit Partners, L.P. with respect to (i) a $250 million senior secured first lien Tranche A term loan facility, (ii) a $475 million senior secured first lien Tranche B term loan facility, (iii) a $250 million senior secured first lien revolving credit facility and (iv) a $200 million (which amount may be increased up to $260.7 million) senior secured second lien term loan facility, to provide financing for the Acquisition. With respect to these loan facilities, on November 2, 2007, Aldabra Sub LLC entered into an amended and restated commitment letter with Goldman Sachs Credit Partners, L.P. and Lehman Brothers Inc., as joint lead arrangers and joint bookrunners, and Goldman Sachs Credit Partners, L.P. and Lehman Brothers Commercial Paper Inc. as the initial lenders. This commitment is subject to the lack of a material change in the Company’s financial condition and the financial condition of BPP, legal requirements (such as the granting of security interests for the benefit of the lenders) and other matters that are in addition to the conditions under the purchase agreement. The loan facilities are subject to the execution of definitive documentation.

On February 20, 2008, the Company announced that Goldman Sachs Credit Partners, L.P. and Lehman Brothers Inc. had priced these loan facilities as follows:

•     a $250 million senior secured first lien revolving credit facility and a $250 million senior secured first lien Tranche A term loan facility priced at LIBOR plus 325 basis points, with a term of five years and a closing fee of approximately 2%;

•     a $475 million senior secured first lien Tranche B term loan facility priced at LIBOR (with a floor of 4.00%) plus 350 basis points, with a term of six years and a closing fee of 5%; and

•     a $260.7 million senior secured second lien term loan facility priced at LIBOR (with a floor of 5.5%) plus 700 basis points, with a term of seven years and a closing fee of 10%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer / principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2007. Based on this evaluation, the Company’s principal executive officer / principal financial officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were (i) designed to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to the Company’s management, including the Company’s principal executive officer / principal financial officer, by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Special Meeting of Stockholders

On February 5, 2008, we held a special meeting of our stockholders.  At the Special Meeting, our stockholders voted upon and approved the following proposals:

1.	the adoption of the purchase agreement the approval of the Acquisition;

2.
the adoption of a certificate of amendment to our existing amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 100 million to 250 million;

3.
the adoption of an amended and restated charter, immediately following the closing of the Acquisition, to, among other things, change our name to “Boise Inc.,” delete certain provisions that relate to us as a blank check company and create perpetual corporate existence;

4.	the election of nine members of the board of directors to serve on the Boise Inc. board of directors from the completion of the Acquisition until their successors are duly elected and qualified; and

5.	the adoption of the 2008 Boise Inc. Incentive and Performance Plan.

Exchange Listing

On February 8, 2008, Aldabra, pursuant to authorization received from its board of directors, informed the AMEX that the Company intends to transfer the listing of its common stock and its common stock purchase warrants to the NYSE.  Subject to the completion of the proper securities filings, the Company’s common stock and its common stock purchase warrants are expected to commence trading on the NYSE under the symbols “BZ” and “BZ.WS” following the Company’s acquisition of Boise Cascade, L.L.C.’s packaging and paper manufacturing business, which is anticipated to occur on February 22, 2008.  Until the transfer, the Company’s common stock, common stock purchase warrants, and units will continue to trade on the AMEX under the symbols “AII,” “AII.WS” and “AII.U,” respectively.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Nathan D. Leight	48	Chairman of the Board
Jason G. Weiss	38	Chief Executive Officer and Secretary
Jonathan W. Berger	48	Director
Richard H. Rogel	58	Director
Carl A. Albert	65	Director

Nathan D. Leight, Director

Mr. Leight will serve as a director following the Acquisition. He has been Aldabra’s chairman of the board since its inception. Mr. Leight is the co-founder and a managing member of Terrapin Partners, LLC, a co-founder and a managing member and the chief investment officer of Terrapin Asset Management, LLC and TWF Management Company, L.L.C. Terrapin Partners, LLC, established in 1998, is a private investment management firm focusing on private equity investing. Terrapin Asset Management, LLC, established in March 2002, focuses primarily on the management of multi-manager hedge fund portfolios and as of January 1, 2008, managed more than $500 million of assets. TWF Management Company, established in December 2004, focuses on the management of a water industry focused hedge fund (The Water Fund, LP), and as of January 1, 2008, managed more than $60 million. From September 1998 to March 1999, Mr. Leight served as the interim chief executive officer of e-STEEL L.L.C., an industry-specific business-to-business software enterprise, and from January 2000 to May 2002, he served as interim chief executive officer of VastVideo, Inc., a provider of special interest video content and related technology to web sites and interactive television operators. Both e-STEEL and VastVideo were Terrapin Partners, LLC portfolio companies. From February 1995 to August 1998, Mr. Leight was employed by Gabriel Capital LP, a hedge fund with assets exceeding $1 billion specializing in investing in bankruptcies, under-valued securities, emerging markets, and merger arbitrage, and from February 1995 to August 1997, he served as its chief investment officer. From December 1991 to February 1995, Mr. Leight served as a managing director of Dillon Read & Co., a private investment firm, where he oversaw the firm’s proprietary trading department. Mr. Leight received a B.A. from Harvard College (cum laude). Mr. Leight is also a member of the board of directors of Great Lakes Dredge & Dock Corporation. Mr. Leight is the cousin of Jonathan W. Berger.

Jason G. Weiss, Director

Mr. Weiss will serve as a director following the Acquisition. He has been Aldabra’s chief executive officer, secretary, and a member of Aldabra’s board of directors since Aldabra’s inception. Mr. Weiss is the co-founder and a managing member of Terrapin Partners, LLC, Terrapin Asset Management, LLC and TWF Management Company. From March 1999 to December 1999, he served as the chief executive officer of PaperExchange.com, Inc, a paper industry focused software enterprise and a Terrapin Partners, LLC portfolio company, and from December 1999 to March 2000, he served as executive vice president of strategy. Mr. Weiss also served as a managing member of e-STEEL L.L.C. from September 1998 to March 1999. Mr. Weiss also served as a managing member of Terrapin Partners, LLC, American Classic Sanitation, L.L.C., a construction site and special event services business specializing in portable toilets, temporary fencing, and sink rentals, from August 1998 to December 2000 and from January 2004 to March 2004. He also served as its chief executive officer from August 1998 to December 1999 and as a consultant from August 1998 to January 2004. Mr. Weiss received a B.A. from the University of Michigan (with Highest Distinction) and a J.D. (cum laude) from Harvard Law School. Mr. Weiss is also a member of the board of directors of Great Lakes Dredge & Dock Corporation.

Jonathan W. Berger, Director

Mr. Berger  will serve as a director following the Acquisition. He has been a member of Aldabra’s board of directors since its inception. Mr. Berger has been associated with Navigant Consulting, Inc., an NYSE-listed consulting firm, since December 2001, and is the managing director and co-practice area leader for that firm’s corporate finance practice. He has also been president of Navigant Capital Advisors, L.L.C., Navigant Consulting, Inc.’s registered broker-dealer, since October 2003. From January 2000 to March 2001, Mr. Berger was president of DotPlanet.com, an Internet services provider. From August 1983 to December 1999, Mr. Berger was employed by KPMG, LLP, an independent public accounting firm, and served as a partner from August 1991 to December 1999 where he was in charge of the corporate finance practice for three of those years. Mr. Berger received a B.S. from Cornell University and an M.B.A. from Emory University. Mr. Berger is a certified public accountant. Mr. Berger is also a member of the board of directors of Great Lakes Dredge & Dock Corporation and is chairman of its audit committee. Mr. Berger is the cousin of Nathan D. Leight.

Richard H. Rogel, Director

Mr. Rogel has been a member of our board of directors since our inception. Since 1997, Mr. Rogel has been a private investor. Mr. Rogel served as chairman of the board of CoolSavings, Inc., a provider of interactive marketing services to advertisers, their agencies, and publishers, from 1996 to December 2005, serving as its chairman of the board from July 2001 to December 2005 and as the chairman of its audit committee from 1998 to December 2005. In 1982, Mr. Rogel founded Preferred Provider Organization of Michigan, Inc., a preferred provider organization for health care delivery, and served as its Chairman from its inception until it was sold in 1997. Mr. Rogel has been a director of Origen Financial, Inc., a Nasdaq Global Market listed real estate investment trust, since August 2003. Mr. Rogel is the chairman of The Michigan Difference, a $2.5 billion endowment campaign for the University of Michigan. He is also on the University of Michigan President Advisory Board and is the past president of the University of Michigan Alumni Association. He has self-funded over 200 scholarships for the University of Michigan. He serves on the Board of Trustees of the Progressive Policy Institute and the Board of Directors of the Gore Range Natural Science School. Mr. Rogel received a B.B.A. from the University of Michigan.

Carl A. Albert, Director

        Mr. Albert will serve as chairman of the board following the Acquisition. He has been a member of Aldabra’s board of directors since its inception. Since April 2000, Mr. Albert has served as the chairman of the board and chief executive officer of Fairchild Venture Capital Corporation, a private investment firm. From September 1990 to April 2000, he was the majority owner, chairman of the board and chief executive officer of Fairchild Aerospace Corporation and Fairchild Dornier Corporation, and chairman of the supervisory board of Dornier Luftfahrt, GmbH, all aircraft manufacturing companies. From 1989 to 1990, Mr. Albert was a private investor. After providing start up venture capital, he served from 1981 to 1988 as chairman of the board and chief executive officer of Wings West Airlines, a California-based regional airline that completed an IPO in 1983 and was acquired by AMR Corporation, parent of American Airlines, in 1988. Following the acquisition, Mr. Albert served as president until 1989. Prior to this, he was an attorney specializing in business, real estate, and corporate law. Mr. Albert received a B.A. from the University of California at Los Angeles and an L.L.B. from the University of California at Los Angeles School of Law.

Audit Committee

Our Audit Committee consists of Jonathan W. Berger, as chairman, Richard H. Rogel and Carl A. Albert, each of whom is an independent director under the AMEX’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10−K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our audited financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

Our audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the AMEX listing standards. The AMEX listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the AMEX that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Jonathan W. Berger satisfies the AMEX’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee of the board of directors consists of Jonathan W. Berger, as chairman, and Richard H. Rogel, each of whom is an independent director under the AMEX’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Because neither Aldabra executive officers nor Aldabra board members receive cash compensation for services rendered to us, we do not have a need for a Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file with the SEC an initial report of ownership of our common stock on Form 3 and reports of changes in ownership of our common stock on Form 4 or Form 5, as applicable. We believe that during fiscal 2007, all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a).

Code of Ethics

The Aldabra board of directors has adopted a code of ethics that applies to all of our executive officers, directors and employees. We have filed copies of our code of ethics as exhibits to the registration statement in connection with our IPO. These documents may be reviewed by accessing Aldabra’s public filings at the SEC’s website at www.sec.gov.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Aldabra will pay no compensation, fees or other payments to our executive officers and directors prior to our initial business combination, or for any services rendered in order to effectuate the consummation of our initial business combination. Our compensation philosophy and objectives will be developed to match our business after completion of our initial business combination. Since no compensation has been paid, the compensation tables required pursuant to Item 402 of Regulation S-K are omitted from this filing.

Compensation Committee Report

Aldabra does not maintain a standing Compensation Committee since it does not compensate its officers or directors.

Based on its review of the Compensation Discussion and Analysis required by Item 402(b), the Aldabra board of directors has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Since Aldabra does not compensate its officers and directors, the Company has nothing to disclose in this section.

Nathan D. Leight
Jason G. Weiss
Jonathan W. Berger
Richard H. Rogel
Carl A. Albert

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Not applicable.

Potential Payments Upon Termination or Change of Control

None.

Executive Officer and Director Compensation

No Aldabra executive officer or director has received any cash compensation, fees or other payments for services rendered to us. However, we pay and, until the consummation of the Acquisition will continue to pay, Terrapin Partners, LLC, an affiliate of Messrs. Leight and Weiss, a fee of $7,500 per month for providing us with administrative, technology and secretarial services, as well as the use of limited office space, including a conference room, in New York City. This arrangement is solely for our benefit and is not intended to provide Messrs. Leight and Weiss compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, is or will be paid to any of our executive officers or directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there is no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Other than the securities described in the sections appearing elsewhere in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” none of our directors have received any of our equity securities. Furthermore, none of our directors have received compensation for serving on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 8, 2008, the actual beneficial ownership of Aldabra’s common stock by (i) each person owning greater than 5% of Aldabra’s outstanding common stock; (ii) each current director and named executive officers of Aldabra:

Name of Beneficial Owner and Management(1)	# of shares(2)%
Amber Master Fund (Cayman) SPC(3)(4)	3,090,000	5.97%
Terrapin Partners Venture Partnership and Terrapin Partners Employee Partnership(5)	10,215,000	19.74%
Nathan D. Leight(5)(6)(7)	10,763,300	20.80%
Jason G. Weiss(5)(7)	10,765,000	20.80%
Jonathan W. Berger(8)(9)	45,500	*
Richard H. Rogel(10)	158,000	*
Carl A. Albert(11)	90,000	*
Sanjay Arora(12)	621,000	1.20%
All directors and executive officers as a group (5 persons)	11,606,800	22.43%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Terrapin Partners, LLC, 540 Madison Avenue, 17th Floor, New York, New York 10022.

(2)	On February 8, 2008, 51,750,000 shares of Aldabra common stock were outstanding.

(3)	The address of Amber Master Fund (Cayman) SPC is P.O. Box 309 GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

(4)
Derived from Schedule 13G, filed with the SEC on December 17, 2007. As reported in the Schedule 13G, each of Amber Master Fund (Cayman) SPC, Amber Capital LP, Amber Capital GP LLC, Michael Brogard and Joseph Oughourlian is the beneficial owner of 3,090,000 shares of Aldabra common stock and shares the power to direct the vote and disposition of the Aldabra common stock.

(5)
Includes (a) 9,913,500 shares of common stock held by the Terrapin Partners Venture Partnership and (b) 301,500 shares of common stock held by the Terrapin Partners Employee Partnership. Messrs. Leight and Weiss are the general partners of the Terrapin Partners Venture Partnership and they and/or their family trusts are the owners of the Terrapin Partners Venture Partnership. Terrapin Partners, LLC is the general partner of the Terrapin Partners Employee Partnership and Messrs. Leight and Weiss are the co-managers of Terrapin Partners, LLC. Accordingly, all shares held by the Terrapin Partners Venture Partnership and the Terrapin Partners Employee Partnership are deemed to be beneficially owned by them. Terrapin Partners Venture Partnership has allocated 621,000 shares to Sanjay Arora and 165,000 shares to Guy Barudin, both of whom are employees of Terrapin Partners, LLC, and 10,000 shares to each of Sheli Rosenberg and Peter R. Deutsch, both special advisors to Aldabra. The remaining shares held by Terrapin Partners Venture Partnership have been allocated to Messrs. Leight and Weiss (or their affiliates). Messrs. Arora’s and Barudin’s shares vest over time commencing from the consummation of Aldabra’s IPO for as long as Mr. Arora and Mr. Barudin remain employed by Terrapin Partners, LLC. The shares allocated to Messrs. Leight and Weiss (or their affiliates) and Ms. Rosenberg and Mr. Deutsch have no vesting requirements and have already vested in full in the individuals or entities. Terrapin Partners Employee Partnership has allocated certain of its shares to employees and affiliates of Terrapin Partners, LLC. These shares vest in full in the employees and affiliates when the shares are released from escrow, provided such individuals are still employed by or affiliated with Terrapin Partners, LLC at such time.

(6)
Does not include 2,900 warrants underlying the 2,900 units purchased by Mr. Leight post-IPO, which warrants are not currently exercisable but which warrants are expected to be exercisable within 60 days after the consummation of Aldabra’s business combination.

(7)	Excludes 1,500,000 warrants which are not currently exercisable but which warrants are expected to be exercisable within 60 days after the consummation of Aldabra’s business combination.

(8)	The business address of Mr. Berger is 1180 Peachtree Street, N.E., Suite 1900, Atlanta, Georgia 30309.

(9)
Does not include 10,000 warrants purchased by Mr. Berger post-IPO, which warrants are not currently exercisable but which warrants are expected to be exercisable within 60 days after the consummation of Aldabra’s business combination.

(10)
Does not include 40,000 warrants purchased by Mr. Rogel post-IPO, which warrants are not currently exercisable but which warrants are expected to be exercisable within 60 days after the consummation of Aldabra’s business combination.

(11)	The business address of Mr. Albert is 10940 Bellagio Road, Suite A, Los Angeles, California 90077.

(12)
Represents shares allocated by Terrapin Partners Venture Partnership to Mr. Arora and does not include 2,000 shares of common stock purchased by Mr. Arora in the open market. The shares vest over time commencing from the consummation of Aldabra’s IPO, for so long as Mr. Arora remains employed by Terrapin Partners, LLC. To the extent such shares do not vest, they will revert back to Terrapin Partners Venture Partnership.

On February 1, 2008, Aldabra announced that certain institutional shareholders had entered into contingent value rights agreements with Terrapin Partners Venture Partnership, Boise Cascade, L.L.C. and Aldabra.  Under the contingent value rights agreements, the institutional shareholders will receive from Terrapin Partners Venture Partnership and Boise Cascade, L.L.C. certain contingent value rights to receive payments in cash and/or shares of Aldabra’s common stock; such shareholders agreed to vote in favor of certain proposals at Aldabra’s special meeting of stockholders, which took place on February 5, 2008. For additional information regarding the contingent value rights agreements, see Aldabra’s DEFA14As filed with the SEC on February 1, 2008 and February 4, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Agreements with Stockholders

Subscription Agreements. Pursuant to written subscription agreements with the Company and Lazard Capital Markets, LLC, Messrs. Leight and Weiss agreed to purchase the 3,000,000 Aldabra Insider Warrants (for a total purchase price of $3,000,000) from Aldabra. These purchases took place on a private placement basis simultaneously with the consummation of the Offering. The purchase price for the Aldabra Insider Warrants was delivered to Graubard Miller, Aldabra’s counsel in connection with the Offering, who also acted solely as escrow agent in connection with the private sale of the Aldabra Insider Warrants, to hold in an account until Aldabra consummated the Offering. The purchase price of the warrants was deposited into the trust account simultaneously with the consummation of the IPO. The Aldabra Insider Warrants are identical to warrants underlying the units being offered in the IPO except that the Aldabra Insider Warrants (i) are exercisable on a cashless basis, (ii) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current and (iii) are not redeemable by Aldabra so long as they are still held by the purchasers or their affiliates. Messrs. Leight and Weiss have agreed that the Aldabra Insider Warrants will not be sold or transferred by them (except to employees of Terrapin Partners, LLC or to Aldabra’s directors at the same cost per warrant originally paid by them) until the later of June 19, 2008 and 60 days after the consummation of Aldabra’s business combination. Pursuant to the agreement signed on June 22, 2007, the holders of the majority of these Aldabra Insider Warrants (or underlying shares) will be entitled to demand that Aldabra register these securities pursuant to an agreement. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after Aldabra consummates a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. Aldabra will bear the expenses incurred in connection with the filing of any such registration statements. If the Acquisition is consummated, these registration rights will be replaced by registration rights pursuant to an investor rights agreement to be entered into in connection with the consummation of the Acquisition by Aldabra, the Seller and Aldabra Insider Stockholders.

Investor Rights Agreement. In connection with the Acquisition and as a condition for its completion, Aldabra, the Aldabra IRA stockholders and the Seller will enter into an investor rights agreement. From and after the closing date of the Acquisition, holders of at least a majority of the Seller Registrable Securities, or Aldabra Registrable Securities, as the case may be, will have the right to demand registration under the Securities Act of all or any portion of their registrable securities, subject to amount and time limitations. Holders of a majority of the Seller Registrable Securities may demand five long-form registrations and an unlimited number of short-form registrations, while holders of Aldabra Registrable Securities may demand two long-form registrations and an unlimited number of short-form registrations; provided that, in the case of any long-form registration, the aggregate offering value of the registrable securities requested to be registered in such long-form registration must equal at least $25,000,000, and, in the case of any short-form registration, the aggregate offering value of the registrable securities requested to be registered in such short-form registration must equal at least $5,000,000. Additionally, whenever Aldabra proposes to register any of its securities under the Securities Act and the registration form to be used may be used for the registration of registrable securities, holders of Aldabra Registrable Securities, Seller Registrable Securities or Other Registrable Securities will have the right to request the inclusion of their registrable securities in such registration pursuant to piggyback registration rights granted under the investor rights agreement.

Pursuant to the investor rights agreement, the holders of a majority of the Seller Registrable Securities will have the right to nominate to be elected to Aldabra’s board a number of directors proportional to the voting power represented by the shares of Aldabra common stock that the holders of Seller Registrable Securities own until such time as the holders of Seller Registrable Securities own less than 5% of the voting power of all of the outstanding common stock of Aldabra. Similarly, pursuant to the investor rights agreement, the holders of a majority of the Aldabra Registrable Securities will have the right to nominate to be elected to Aldabra’s board a number of directors proportional to the voting power represented by the shares of Aldabra capital stock that the holders of Aldabra Registrable Securities own until such time as the holders of Aldabra Registrable Securities own less than 5% of the voting power of all of the outstanding capital stock of Aldabra.

Holders of registrable securities representing at least 5% of Aldabra’s common stock will have information and inspection rights with respect to Aldabra and its subsidiaries (including the right to receive copies of quarterly and annual consolidated financial statements of Aldabra and copies of annual budgets and the right to visit and inspect any of the properties and to examine the corporate and financial records of Aldabra and its subsidiaries). Additionally, the investor rights agreement sets forth affirmative and negative covenants to which Aldabra will be subject to as long as the holders of Seller Registrable Securities own at least 33% of the shares of Aldabra common stock issued to the holders of Seller Registrable Securities as of the closing date of the Acquisition. In addition, the investor rights agreement sets forth additional affirmative covenants to which Aldabra and its subsidiaries will be subject during any period(s) in which the Seller and/or any person or entity affiliated with the Seller is required to consolidate the results of operations and financial position of Aldabra and/or any of its subsidiaries or to account for its investment in Aldabra under the equity method of accounting (determined in accordance with GAAP and consistent with the SEC reporting requirements).

Agreements with Officers and Directors

The Company issued unsecured promissory notes in an aggregate principal amount of $100,000 to two of the directors and officers of the Company (the “Initial Stockholders”) on February 27, 2007. Additional unsecured promissory notes in aggregate amounts of $25,000 and $12,000 were issued to the Initial Stockholders on June 12, 2007 and June 21, 2007, respectively. The notes were non-interest bearing and were payable on the earlier of February 27, 2008 or the consummation of the Offering. The notes payable to Initial Stockholders were paid in full on June 22, 2007.

Aldabra will reimburse its officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on Aldabra’s behalf, such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by Aldabra, which will be reviewed only by Aldabra’s board or a court of competent jurisdiction if such reimbursement is challenged.

From the closing of Aldabra’s IPO through December 31, 2007, an aggregate of $50,092, $16,046, $330 and $287 was paid to Messrs. Leight, Weiss, Albert and Berger, respectively, for a total of $66,755, to reimburse them for expenses incurred by them on behalf of Aldabra. As of December 31, 2007, an additional $23,267 was owed to Mr. Leight for further expenses incurred by him on behalf of Aldabra.

Agreements with the Seller

Contribution Agreement. In connection with the Acquisition and as a condition for its completion, prior to the closing of the Acquisition, the Seller and the Target will enter into a contribution agreement pursuant to which the Seller will contribute, and cause certain of its subsidiaries to contribute, to the Target certain assets of the Seller and its subsidiaries to the extent predominantly used in the operation of BPP, and the Seller shall assign, and cause certain of its subsidiaries to assign, to the Target, and the Target shall assume from the Seller and certain of its subsidiaries, certain liabilities related to the operation of BPP, the contributed assets and/or the Paper Group.

Timber Procurement and Management Agreement. In connection with the Acquisition and as a condition for its completion, prior to the closing of the Acquisition, Louisiana Timber Procurement Company, L.L.C. (“LTPC”) shall be formed as a limited liability company in the State of Delaware. LTPC will be managed as a joint venture between Aldabra and the Seller. In connection with the Acquisition and as a condition for its completion, each of Boise Packaging & Newsprint, L.L.C. and Boise Building Solutions Manufacturing, L.L.C., a post-closing subsidiary of the Seller, will (i) become members of the LTPC, with each owning 50% of the outstanding units, and (ii) enter into a timber procurement and management agreement with LTPC pursuant to which LTPC will manage the procurement for each of Boise Packaging & Newsprint, L.L.C. and Boise Building Solutions Manufacturing, L.L.C. of their respective requirements for saw logs and pulpwood for Boise Packaging & Newsprint, L.L.C.’s pulp and paper mill in DeRidder, Louisiana, and for Boise Building Solutions Manufacturing, L.L.C.’s plywood mills in Oakdale, Louisiana and Florien, Louisiana.

Intellectual Property License Agreement. In connection with the Acquisition and as a condition for its completion, Aldabra (on behalf of itself and its affiliates) and the Seller (on behalf of itself and its affiliates) will enter into an intellectual property license agreement pursuant to which the Seller will provide Aldabra a royalty-free, fully-paid, worldwide, non-transferable (except under certain circumstances (e.g., to any affiliate or a successor-in-interest to BPP)) and exclusive right and license (subject to specified retained rights of the Seller) to use specified trademarks of the Seller in connection with the operation of BPP (on the terms and conditions set forth therein).

Outsourcing Agreement. In connection with the Acquisition and as a condition for its completion, Aldabra and the Seller will enter into an outsourcing services agreement. Pursuant to this agreement, the parties will provide administrative services, such as information technology, accounting, financial management, and human resources services, to each other for a price equal to the provider’s fully allocable cost. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term.

Director Independence

The AMEX requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that Jonathan W. Berger, Richard H. Rogel and Carl A. Albert are independent directors as defined under the AMEX’s listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

As previously disclosed in our January 25, 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey &Pullen (“M&P”). As a result, GGK resigned as auditors of the Company effective January 25, 2008, and M&P was appointed as our independent registered public accounting firm in connection with the Company’s annual financial statements for the fiscal year ended December 31, 2007. The following table represents the aggregate fees billed or expected to be billed for services rendered by M&P and GGK for the fiscal year ended December 31, 2007:

Audit Fees - M&P	$25,000
Audit Fees - GGK	$82,072
Audit-Related Fees	$-
Tax Fees	$-
All Other Fees	$-
Total Fees	$82,072

Audit Fees

M&P audit fees consist of fees for the audit of our year end financial statements. GGK audit fees consist of the review of the interim financial statements included in our quarterly reports on Form 10-Q and services rendered in connection with our registration statements, including related audits and proxy filings.

Audit-Related Fees

We did not incur audit-related fees with M&P for the fiscal year ended December 31, 2007.

Tax Fees

We did not incur tax-related fees with M&P for the fiscal year ended December 31, 2007.

All Other Fees

We did not incur any fees with M&P during the fiscal year ended December 31, 2007 other than those described above.

Audit Committee’s Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

1.1	Form of Underwriting Agreement (1)

1.2	Form of Selected Dealers Agreement (2)

2.1
Purchase and Sale Agreement, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp. and Aldabra Sub LLC (3)

2.2
Amendment No. 1 to Purchase and Sale Agreement, dated October 18, 2007, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp. and Aldabra Sub LLC (4)

3.1	Amended and Restated Certificate of Incorporation (5)

3.2	By-laws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.1	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Nathan D. Leight (2)

10.2	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jason G. Weiss (2)

10.3	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jonathan W. Berger (2)

10.4	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Richard H. Rogel (2)

10.5	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Carl A. Albert (2)

10.6	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.7	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)

10.8	Form of Letter Agreement between Terrapin Partners LLC and Registrant regarding administrative support (2)

10.9	Form of Promissory Note issued to each of Nathan D. Leight and Jason G. Weiss (2)

10.10	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (6)

10.11	Form of Subscription Agreements among the Registrant, Graubard Miller and each of Nathan D. Leight and Jason G. Weiss (2)

14.1	Form of Code of Ethics (6)

21.1	List of Subsidiaries (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1	Form of Audit Committee Charter (6)

99.2	Form of Nominating Committee Charter (6)

99.3	Audited Financial Statements (7)

* Filed herewith.

(1)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Registration Statement on Form S-1/A, filed with the SEC on June 13, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Registration Statement on Form S-1, filed with the SEC on March 19, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Form 8-K/A, filed with the SEC on September 12, 2007 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Form 8-K, filed with the SEC on October 24, 2007 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Registration Statement on Form S-1MEF, filed with the SEC on June 19, 2007 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Registration Statement on Form S-1/A, filed with the SEC on April 26, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Form 8-K, filed with the SEC on June 27, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aldabra 2 Acquisition Corp.

By:	/s/ Jason G. Weiss
Dated: February 21, 2008	Jason G. Weiss Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan D. Leight	Chairman of the Board of Directors	February 21, 2008
Nathan D. Leight

/s/ Jason G. Weiss	Chief Executive Officer,	February 21, 2008
Jason G. Weiss	Secretary and Director

/s/ Jonathan W. Berger	Director	February 21, 2008
Jonathan W. Berger

/s/ Richard H. Rogel	Director	February 21, 2008
Richard H. Rogel

/s/ Carl A. Albert	Director	February 21, 2008
Carl A. Albert

EXHIBIT INDEX

Exhibit No.	Description

1.1	Form of Underwriting Agreement (1)

1.2	Form of Selected Dealers Agreement (2)

2.1
Purchase and Sale Agreement, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp. and Aldabra Sub LLC (3)

2.2
Amendment No. 1 to Purchase and Sale Agreement, dated October 18, 2007, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp. and Aldabra Sub LLC (4)

3.1	Amended and Restated Certificate of Incorporation (5)

3.2	By-laws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.1	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Nathan D. Leight (2)

10.2	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jason G. Weiss (2)

10.3	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Jonathan W. Berger (2)

10.4	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Richard H. Rogel (2)

10.5	Letter Agreement among the Registrant, Lazard Capital Markets LLC and Carl A. Albert (2)

10.6	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.7	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)

10.8	Form of Letter Agreement between Terrapin Partners LLC and Registrant regarding administrative support (2)

10.9	Form of Promissory Note issued to each of Nathan D. Leight and Jason G. Weiss (2)

10.10	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (6)

10.11	Form of Subscription Agreements among the Registrant, Graubard Miller and each of Nathan D. Leight and Jason G. Weiss (2)

14.1	Form of Code of Ethics (6)

21.1	List of Subsidiaries (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1	Form of Audit Committee Charter (6)

99.2	Form of Nominating Committee Charter (6)

99.3	Audited Financial Statements (7)

* Filed herewith.

(1)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Registration Statement on Form S-1/A, filed with the SEC on June 13, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Registration Statement on Form S-1, filed with the SEC on March 19, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Form 8-K/A, filed with the SEC on September 12, 2007 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Form 8-K, filed with the SEC on October 24, 2007 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Registration Statement on Form S-1MEF, filed with the SEC on June 19, 2007 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Registration Statement on Form S-1/A, filed with the SEC on April 26, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Aldabra 2 Acquisition Corp.’s Form 8-K, filed with the SEC on June 27, 2007 and incorporated herein by reference.