Form 10-Q
period 2008-03-31
Boise Inc.
filed 2008-05-05
CIK 1391390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-33541

Boise Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8356960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street, Suite 200
Boise, Idaho 83702-5388
(Address of principal executive offices) (Zip Code)

(208) 384-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2008
Common Stock, $.0001 Par Value	77,259,947

i

All reports we file with the Securities and Exchange Commission (SEC) are available free of charge via Electronic Data Gathering Analysis and Retrieval (EDGAR) through the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.boiseinc.com as soon as reasonably practicable after filing such material with the SEC.

ii

PART 1—FINANCIAL INFORMATION

ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except for share data)

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2008	February 1 (Inception) Through March 31, 2007	January 1 Through February 21, 2008	Three Months Ended March 31, 2007

Sales
Trade	$226,044	$—	$258,430	$402,912
Related parties	1,944	—	101,490	175,789
	227,988	—	359,920	578,701

Costs and expenses
Materials, labor, and other operating expenses	195,429	—	313,931	487,954
Fiber costs from related parties	18,629	—	7,662	11,027
Depreciation, amortization, and depletion	12,747	—	477	30,771
Selling and distribution expenses	5,943	—	9,097	14,322
General and administrative expenses	4,549	1	6,606	9,450
Other (income) expense, net	(28)	—	(989)	2,408
	237,269	1	336,784	555,932

Income (loss) from operations	(9,281)	(1)	23,136	22,769

Foreign exchange gain (loss)	(853)	—	54	72
Interest expense	(11,435)	—	(2)	—
Interest income	1,821	—	161	128
	(10,467)	—	213	200

Income (loss) before income taxes	(19,748)	(1)	23,349	22,969
Income tax (provision) benefit	3,377	—	(563)	(978)
Net income (loss)	$(16,371)	$(1)	$22,786	$21,991

Weighted average common shares outstanding:
Basic and diluted	62,682,834	10,350,000	—	—

Net loss per common share:
Basic and diluted	$(0.26)	$—	$—	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Balance Sheets

(unaudited, in thousands)

	Boise Inc.		Predecessor
	March 31, 2008	December 31, 2007	December 31, 2007

ASSETS

Current
Cash and cash equivalents	$24,961	$186	$8
Cash held in trust	—	403,989	—
Receivables
Trade, less allowances of $786, $0, and $1,063	205,574	—	181,799
Related parties	11,038	—	36,452
Other	12,215	—	10,224
Inventories	338,403	—	324,679
Other	14,612	144	6,936
	606,803	404,319	560,098

Property
Property and equipment, net	1,293,258	—	1,192,344
Fiber farms and deposits	11,383	—	17,843
	1,304,641	—	1,210,187

Deferred financing costs	81,091	—	—
Goodwill	—	—	42,218
Intangible assets, net	22,839	—	23,967
Other assets	7,209	3,293	9,242
Total assets	$2,022,583	$407,612	$1,845,712

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Balance Sheets (continued)

(unaudited, in thousands, except for share data)

	Boise Inc.		Predecessor
	March 31, 2008	December 31, 2007	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$11,000	$—	$—
Income taxes payable	172	1,280	306
Accounts payable
Trade	212,495	—	178,686
Related parties	12,954	—	299
Accrued liabilities
Compensation and benefits	39,380	—	53,573
Interest payable	1,132	—	—
Deferred underwriting fee	—	12,420	—
Other	17,594	1,015	16,716
	294,727	14,715	249,580

Debt
Long-term debt, less current portion	1,019,700	—	—
Note payable to related-party	58,793	—	—
	1,078,493	—	—

Other
Deferred income taxes	235	—	896
Compensation and benefits	58,971	—	6,030
Other long-term liabilities	28,974	—	29,427
	88,180	—	36,353

Common stock subject to possible conversion
(16,555,860 shares at conversion value at December 31, 2007)	—	159,760	—

Commitments and contingent liabilities

Stockholders’ Equity
Business unit equity	—	—	1,559,779
Preferred stock, $.0001 par value per share: 1,000,000 shares authorized; none issued	—	—	—
Common stock, $.0001 par value per share: 250,000,000 shares authorized; 77,259,947 shares and 51,750,000 shares issued and outstanding (which included 16,555,860 shares subject to possible conversion at December 31, 2007)	8	5	—
Additional paid-in capital	572,054	227,640	—
Income accumulated during development stage	—	5,492	—
Accumulated deficit	(10,879)	—	—
Total stockholders’ equity	561,183	233,137	1,559,779

Total liabilities and stockholders’ equity	$2,022,583	$407,612	$1,845,712

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2008	February 1 (Inception) Through March 31, 2007	January 1 Through February 21, 2008	Three Months Ended March 31, 2007

Cash provided by (used for) operations
Net income (loss)	$(16,371)	$(1)	$22,786	$21,991
Items in net income (loss) not using (providing) cash
Depreciation, amortization, and depletion of deferred financing costs and other	13,554	—	477	30,771
Related-party interest expense	986	—	—	—
Pension and other postretirement benefit expense	1,237	—	1,826	3,163
Deferred income taxes	(3,377)	—	11	21
(Gain) loss on sales of assets, net	(3)	—	(943)	1,026
Other	649	—	(91)	349
Decrease (increase) in working capital, net of acquisitions
Receivables	23,485	—	(23,522)	(6,515)
Inventories	(5,158)	—	5,343	(14,429)
Prepaid expenses	(7,451)	—	875	1,614
Accounts payable and accrued liabilities	23,654	1	(10,718)	(11,125)
Current and deferred income taxes	1,806	—	335	888
Pension and other postretirement benefit payments	(47)	—	(1,826)	(3,163)
Other	(1,155)	—	2,326	3,197
Cash provided by (used for) operations	31,809	—	(3,121)	27,788

Cash provided by (used for) investment
Acquisition of businesses and facilities	(1,219,421)	—	—	—
Cash released from trust	403,989	—	—	—
Expenditures for property and equipment	(10,224)	—	(10,168)	(32,966)
Sales of assets	—	—	17,662	3,284
Other	2,410	—	863	242
Cash provided by (used for) investment	(823,246)	—	8,357	(29,440)

Cash provided by (used for) financing
Issuances of long-term debt	1,065,700	—	—	—
Payments of long-term debt	(35,000)	—	—	—
Issuances of short-term debt	—	100	—	—
Payments to stockholders for exercise of conversion rights	(120,170)	—	—	—
Payments of deferred financing fees	(81,898)	—	—	—
Payments of deferred underwriters fees	(12,420)	—	—	—
Proceeds from sale of shares of common stock to initial stockholders	—	25	—	—
Net equity transactions with related parties	—	—	(5,237)	1,652
Other	—	(97)	—	—
Cash provided by (used for) financing	816,212	28	(5,237)	1,652

Increase (decrease) in cash and cash equivalents	24,775	28	(1)	—

Balance at beginning of the period	186	—	8	7
Balance at end of the period	$24,961	$28	$7	$7

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.             Nature of Operations and Basis of Presentation

Boise Inc. (formerly Aldabra 2 Acquisition Corp.) or “the Company,” “we,” “us,” or “our” was a blank check company, created on February 1, 2007 (inception), and organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business. On February 22, 2008, Boise Inc. completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-Q as the “Predecessor.” The Acquisition was accomplished through the Company’s acquisition of Boise Paper Holdings, L.L.C. See Note 2, Acquisition of Boise Cascade’s Paper and Packaging Operations, for more information related to the Acquisition.

The following sets forth our corporate structure following the Acquisition:

Boise Inc. operates its business in three reportable segments, Paper, Packaging, and Corporate and Other (support services), and is headquartered in Boise, Idaho. Boise Inc. manufactures packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp.

The accompanying consolidated statements of income (loss) and cash flows for the three months ended March 31, 2008 include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through March 31, 2008. For the period of January 1 through February 21, 2008, and for the three months ended March 31, 2007, the consolidated statements of income and cash flows of the Predecessor are presented for comparative purposes. The period of February 1 (inception) through March 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

The quarterly consolidated financial statements presented have not been audited by an independent registered public accounting firm, but, in the opinion of management, include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited consolidated financial statements should be read in conjunction with our 2007 Annual Report on Form 10-K and the audited consolidated financial statements and footnotes included in Boise Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on February 28, 2008, which includes the accounting policies of the Predecessor which we adopted in conjunction with the Acquisition.

For the Predecessor periods presented, the consolidated financial statements include accounts specifically attributed to the Paper Group and a portion of Boise Cascade’s shared corporate general and administrative expenses. These shared services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Some corporate costs related solely to the Predecessor and were allocated totally to these operations. Shared corporate general and administrative expenses not specifically identifiable to the Paper Group were allocated primarily based on average sales, assets, and labor costs. The Predecessor consolidated financial statements do not include an allocation of Boise Cascade’s debt, interest, and deferred financing costs, because none of these items were specifically identified as corporate advances to, or borrowings by, the Predecessor. Boise Cascade used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs are not allocated to the Predecessor, the effects of the interest rate swaps are not included in the consolidated financial statements. During the Predecessor periods presented, income taxes, where applicable, were calculated as if the Predecessor were a separate taxable entity. For the period of January 1 through February 21, 2008, and the three months ended March 31, 2007, the majority of the businesses and assets of the Predecessor were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. In addition to the businesses and assets held and operated by limited liability companies, the Predecessor had taxable corporations subject to federal, state, and local income taxes for which taxes were recorded. Information on the allocations and related-party transactions is included in Note 4, Transactions With Related Parties.

2.             Acquisition of Boise Cascade’s Paper and Packaging Operations

On February 22, 2008, we acquired the paper, packaging, and most of the corporate and other segments of Boise Cascade for cash and securities. We have five pulp and paper mills, five corrugated container plants, a corrugated sheet plant, and two paper distribution facilities located in the United States. Our corporate headquarters office is in Boise, Idaho.

The Acquisition was accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares. Subsequent to the transaction, Boise Cascade transferred the shares to its parent company, Boise Cascade Holdings, L.L.C.

The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including estimated direct transaction costs, are summarized as follows:

(thousands)

Cash paid to Boise Cascade	$1,252,281
Cash paid to Boise Cascade for financing and other fees	24,915
Less: cash contributed by Boise Cascade	(38,000)
Net cash	1,239,196

Equity at $9.15 average price per share	346,395
Lack of marketability discount	(41,567)
Total equity	304,828

Note payable to Boise Cascade at closing	41,000
Working capital adjustment	16,807
Total note payable to Boise Cascade	57,807

Fees and expenses	62,123

Total purchase price	$1,663,954

Cash

Upon closing, we paid Boise Cascade $1,252.3 million in cash related to the base purchase price plus $24.9 million incurred by Boise Cascade for transaction financing costs and fees. Immediately prior to the Acquisition, Boise Cascade contributed $38.0 million of cash to the acquired businesses.

Equity

The number of shares issued to Boise Cascade totaled 37,857,374. The equity price per share was calculated based on the average per-share closing price of our common stock for the 20 trading days ending on the third trading day immediately prior to the consummation of the Acquisition. Since that average price was below the $9.54 floor provided in the purchase agreement, we determined a new measurement date in accordance with Issue No. 2 of Emerging Issues Task Force (EITF) 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. We calculated a $9.15 average price per share based on two days before and after the Acquisition measurement date, which was February 14, 2008. The value of stock consideration paid to Boise Cascade was reduced by a 12% discount for a lack of marketability, since the stock delivered as consideration was not registered for resale.

Note payable

In connection with the transaction, Boise Inc. entered into a note payable with Boise Cascade for $41.0 million. Subsequently, Boise Cascade transferred the note payable to its parent company, Boise Cascade Holdings, L.L.C. After the transaction, and pursuant to the purchase agreement, the note increased by $16.8 million for estimated working capital adjustments, the amount by which the working capital of the acquired paper and packaging businesses exceeded $329.0 million. Final working capital adjustments will be made in the second quarter of 2008, and are expected to increase the note by approximately $0.5 million. See Note 4, Transactions With Related Parties, and Note 13, Debt, for further information on the note payable.

Fees and expenses primarily consist of debt issuance fees and direct costs of the transaction.

The purchase price allocation is preliminary. The final purchase price allocation will be based on the fair value of assets acquired and liabilities assumed. The purchase price allocation will remain preliminary until we complete a third-party valuation. Once fair values are finalized, we may have changes to the amounts we have included in our preliminary allocation below. We may also have adjustments to our depreciation and amortization expense, which will be made prospectively. The following table summarizes the preliminary fair value allocation of the assets acquired and liabilities assumed at the date of the Acquisition:

February 22, 2008 Fair Value
(thousands)

Current assets	$590,538
Property and equipment	1,292,198
Fiber farms and deposits	10,972
Intangible assets:
Trademark and trade name	6,800
Customer list	11,400
Technology	5,040
Deferred financing costs	81,898
Other long-term assets	4,446
Current liabilities	(251,518)
Long-term liabilities	(87,820)
Total purchase price	$1,663,954

The following pro forma results are based on the individual historical results of Boise Inc. and the Predecessor (prior to the Acquisition on February 22, 2008) with adjustments to give effect to the combined operations as if the Acquisition had been consummated on January 1, 2007. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations would actually have been had the transaction in fact occurred on January 1, 2007.

	Pro Forma Three Months Ended March 31
	2008	2007
	(thousands, except per-share amounts)

Sales	$587,908	$578,701
Net loss	(27,022)	(6,515)
Net loss per share—basic and diluted	(0.35)	(0.08)

3.                                      Net Income (Loss) Per Common Share

For the three months ended March 31, 2008, when Boise Inc. had publicly traded shares outstanding, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution assuming common shares were issued for the exercise of outstanding in-the-money warrants and assuming the proceeds thereof were used to purchase common shares at the average market price during the period such warrants were outstanding. Basic and diluted net income (loss) per-share is calculated as follows (in thousands, except per-share amounts):

Boise Inc.
Three Months Ended March 31, 2008

Net loss	$(16,371)
Weighted average number of common shares for basic net loss per share	62,683
Incremental effect of dilutive common stock equivalents:	—
Common stock warrants (a)	—
Weighted average number of shares for diluted net loss per share	62,683

Net loss per share—basic and diluted (a)	$(0.26)

(a)          Warrants to purchase 44.4 million shares of common stock were not included in the computation of diluted net income (loss) per share because the trading price of the stock was below the exercise price of the warrants.

4.                                      Transactions With Related Parties

During the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, the Predecessor participated in Boise Cascade’s centralized cash management system. Cash receipts attributable to the Predecessor’s operations were collected by Boise Cascade, and cash disbursements were funded by Boise Cascade. The net effect of these transactions has been reflected as “Net equity transactions with related parties” in the Consolidated Statements of Cash Flows. The following table includes the components of these related-party transactions:

	Predecessor
	January 1 Through February 21, 2008	Three Months Ended March 31, 2007
	(thousands)

Cash collections	$(354,222)	$(575,598)
Payment of accounts payable	336,605	540,857
Capital expenditures and acquisitions	10,168	32,966
Income taxes	217	69
Corporate general and administrative expense allocation	1,995	3,358
Net equity transactions with related parties	$(5,237)	$1,652

Related-Party Sales

During the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, the Predecessor sold paper and paper products to OfficeMax Incorporated (OfficeMax) at sales prices that were designed to approximate market prices. For the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, sales to OfficeMax were $90.1 million and $157.8 million. During each of these periods, sales to OfficeMax represented 25% and 27% of total sales, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). Subsequent to the Acquisition, OfficeMax is no longer a related party. During the three months ended March 31, 2008, sales to OfficeMax were $63.2 million, or 28% of total sales.

Boise Inc. and the Predecessor provided transportation services to Boise Cascade. For the three months ended March 31, 2008, and the Predecessor periods of January 1 through February 21, 2008,

and the three months ended March 31, 2007, Boise Inc. and the Predecessor recorded $0.4 million, $0.6 million, and $1.1 million of sales for transportation services, respectively. The Predecessor sold $10.8 million and $16.9 million of wood to Boise Cascade’s building materials distribution and wood products businesses. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three months ended March 31, 2008, we recognized $1.5 million in “Sales, Related parties” in our Consolidated Statement of Income (Loss) related to this agreement.

Related-Party Costs and Expenses

Boise Inc. and the Predecessor purchased fiber from related parties at prices that approximated market prices. During the three months ended March 31, 2008, and the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, fiber purchases from related parties were $18.6 million, $7.7 million, and $11.0 million, respectively. Most of these purchases related to chip and log purchases from Boise Cascade’s wood products business and, subsequent to the Acquisition, Louisiana Timber Procurement Company, L.L.C., an entity that is 50% owned by Boise Cascade and 50% owned by us. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss).

During the Predecessor periods, the Predecessor used services and administrative staff of Boise Cascade. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to the Predecessor were allocated based primarily on average sales, assets, and labor costs. These costs are included in “General and administrative expenses” in the Consolidated Statements of Income (Loss). The Predecessor believes the allocations are a reasonable reflection of its use of the services. However, had the Predecessor operated on a stand-alone basis, it estimates that its Corporate and Other segment would have reported approximately $2.5 million and $4.5 million of segment expenses before interest, taxes, depreciation, and amortization for the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, respectively.

During the Predecessor periods, some of the Predecessor’s employees participated in Boise Cascade’s noncontributory defined benefit pension and contributory defined contribution savings plans. The Predecessor treated its participants in the pension plans as participants in multiemployer plans. Accordingly, the Predecessor has not reflected any assets or liabilities related to the plans on the Consolidated Balance Sheet at December 31, 2007. The Predecessor, however, recorded costs associated with the employees who participated in these plans in the Consolidated Statements of Income (Loss). For the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, the Statements of Income (Loss) included $3.9 million and $5.5 million, respectively, of expenses attributable to its participation in Boise Cascade’s defined benefit and defined contribution plans.

During the Predecessor periods presented, the Predecessor’s employees and former employees also participated in Boise Cascade’s other postretirement healthcare benefit plans. All of the Predecessor’s postretirement healthcare benefit plans were unfunded (see Note 16, Retirement and Benefit Plans). In addition, some of the Predecessor’s employees participated in equity compensation programs.

Note Payable

In connection with the Acquisition, we issued a $41.0 million subordinated promissory note to Boise Cascade. Subsequently, Boise Cascade transferred the note payable to its parent company, Boise Cascade Holdings, L.L.C. After the Acquisition, and pursuant to the purchase agreement, the note payable increased by $16.8 million for estimated working capital adjustments. Final working capital adjustments will be made in the second quarter of 2008, and are expected to increase the note by approximately $0.5 million. The note bears interest at 15.75%, compounded quarterly. To the extent that interest is not paid in cash, the interest is added to the principal amount of the note. The note matures on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under our credit agreements, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. We may prepay the note at any time in whole or in part, subject to restrictions contained in our credit agreements. During the three months ended March 31, 2008, we recorded $1.0 million of related-party interest expense in our Consolidated Statement of Loss and at March 31, 2008, we had $58.8 million recorded in “Note payable to related party” on our Consolidated Balance Sheet.

5.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (in thousands):

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2008	February 1 (Inception) Through March 31, 2007	January 1 Through February 21, 2008	Three Months Ended March 31, 2007

Sales of assets, net	$(3)	$—	$(941)	$1,026
Project costs	—	—	—	157
Other, net	(25)	—	(48)	1,225
	$(28)	$—	$(989)	$2,408

6.                                      Income Taxes

During the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, the majority of the Predecessor businesses and assets were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. For the separate Predecessor subsidiaries that are taxed as corporations, the effective tax rates were 37.6% and 42.4%, respectively. The primary reason for the difference in tax rates is the effect of state income taxes.

For the three months ended March 31, 2008, we recorded $3.4 million of income tax benefits related to losses incurred during the quarter. We have not recognized $4.1 million of tax benefit from the losses resulting from our first-quarter operations, because the realization of these benefits is not considered more likely than not. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations. Income tax expense during the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, was $0.6 million and $1.0 million, respectively, consisting of federal and state income taxes.

During the three months ended March 31, 2008, cash paid for taxes, net of refunds due, was $1.5 million. During the Predecessor period of January 1 through February 21, 2008, the period of February 1, 2007 (inception) through March 31, 2007, and the Predecessor three months ended March 31, 2007, cash paid for taxes, net of refunds due, was not material.

7.             Leases

We lease our distribution centers as well as other property and equipment under operating leases. During the Predecessor periods presented, the Predecessor leased its distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases and sublease rental income received was as follows (in thousands):

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2008	February 1 (Inception) Through March 31, 2007	January 1 Through February 21, 2008	Three Months Ended March 31, 2007

Rental expenses	$1,395	$—	$2,044	$3,562
Sublease rental income	—	—	—	—
	$1,395	$—	$2,044	$3,562

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $8.7 million for the remainder of 2008, $10.7 million in 2009, $9.7 million in 2010, $7.9 million in 2011, $6.7 million in 2012, and $4.9 million in 2013, with total payments thereafter of $17.5 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging seven years, with fixed payment terms similar to those in the original lease agreements.

8.             Receivables

We have a large, diversified customer base. A large portion of our uncoated free sheet and office paper sales volume is sold to OfficeMax. We (as did the Predecessor) market our newsprint through a subsidiary of Abitibi-Consolidated Inc. (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and Abitibi represent concentrations in the volumes of business transacted and concentrations of credit risk. At March 31, 2008, we had $46.0 million and $20.7 million of accounts receivable due from OfficeMax and Abitibi, respectively.

9.             Inventories

Inventories include the following (in thousands):

	Boise Inc.		Predecessor
	March 31, 2008	December 31, 2007	December 31, 2007

Finished goods and work in process	$166,748	$—	$163,554
Raw materials	82,928	—	72,712
Supplies and other	88,727	—	88,413
	$338,403	$—	$324,679

10.          Property and Equipment, Net

Property and equipment consisted of the following asset classes (in thousands):

	Boise Inc.		Predecessor
	March 31, 2008	December 31, 2007	December 31, 2007

Land and land improvements	$31,875	$—	$31,592
Buildings and improvements	249,049	—	185,509
Machinery and equipment	961,631	—	1,212,425
Construction in progress	62,717	—	36,535
	1,305,272	—	1,466,061
Less accumulated depreciation	(12,014)	—	(273,717)
	$1,293,258	$—	$1,192,344

Property and equipment acquired in the Acquisition was recorded at estimated fair value on the date of the Acquisition. The purchase price allocation is preliminary and will remain so until we complete a third-party valuation. Once our purchase price allocation is completed, we will have changes to the amounts shown above (see Note 2, Acquisition of Boise Cascade’s Paper and Packaging Operations, for more information).

11.          Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

We account for acquisitions using the purchase method of accounting. As a result, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. In accordance with SFAS No. 141, Business Combinations, we have one year from the purchase date to finalize or receive information to determine changes in estimates of the fair value of assets acquired and liabilities assumed.

We have not allocated any amounts related to the Acquisition to goodwill pending completion of the purchase price allocation valuations. Previously recorded goodwill of the Predecessor of approximately $42.2 million at December 31, 2007, was eliminated as part of the preliminary purchase price allocation.

Intangible assets represent the preliminary values assigned to trade names and trademarks, customer relationships, and technology in connection with the Acquisition. Customer relationships will be amortized over ten years, and technology will be amortized over five years. During the three months ended March 31, 2008, the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, intangible asset amortization was $0.4 million, $0, and $1.0 million, respectively. Our estimated amortization expense is $1.4 million for the remainder of 2008, $2.1 million in 2009, 2010, 2011, and 2012, and $1.4 million in 2013. These estimates may change based on the final purchase price allocation.

	Three Months Ended March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$6,800	$—	$6,800
Customer relationships	11,400	(249)	11,151
Technology	5,040	(152)	4,888
	$23,240	$(401)	$22,839

Intangible assets of the Predecessor totaling $24.0 million at December 31, 2007, were eliminated as part of the preliminary purchase price allocations.

12.          Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

At March 31, 2008, we had $13.8 million of asset retirement obligations recorded on the Consolidated Balance Sheet. At December 31, 2007, the Predecessor had $13.3 million of asset retirement obligations recorded on the Consolidated Balance Sheet. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for Boise Inc. for the three months ended March 31, 2008, and the Predecessor’s year ended December 31, 2007 (in thousands):

	Boise Inc.	Predecessor
	March 31, 2008	December 31, 2007

Asset retirement obligation at beginning of period	$—	$10,771
Asset retirement liability recorded in preliminary purchase price allocation	13,655	—
Liabilities incurred	—	—
Accretion expense	113	869
Payments	(4)	(37)
Revisions in estimated cash flows	—	1,700
Asset retirement obligation at end of period	$13,764	$13,303

We have additional asset retirement obligations with indeterminate settlement dates. The fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate the settlement dates of the obligations. These asset retirement obligations include, for example, (i) removal and disposal of potentially hazardous materials related to equipment and/or an operating facility if the equipment and/or facilities were to undergo major maintenance, renovation, or demolition; (ii) wastewater treatment ponds that may be required to be drained and/or cleaned if the related operating facility is closed; and (iii) storage sites or owned facilities for which removal and/or disposal of chemicals and other related materials are required if the operating facility is closed. We will recognize a liability in the period in which sufficient information becomes available to reasonably estimate the fair value of these obligations.

13.          Debt

At March 31, 2008, our short- and long-term debt was as follows:

Boise Inc.
March 31, 2008
(thousands)

Revolving credit facility, due 2013	$45,000
Tranche A Term Loan, due 2013	250,000
Tranche B Term Loan, due 2014	475,000
Second Lien Term Loan, due 2015	260,700
Current portion of long-term debt	(11,000)
Long-term debt, less current portion	1,019,700
Current portion of long-term debt	11,000
1,030,700

15.75% Related-party note, due 2015	58,793
$1,089,493

Senior Secured Credit Facilities

Our new senior secured credit facilities consist of:

•                  A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus 325 basis points or a calculated base rate plus 325 basis points (the Revolving Credit Facility and, collectively with the Tranche A Term Loan Facility and the Tranche B Term Loan Facility, the First Lien Facilities);

•                  A five-year amortizing $250.0 million senior secured Tranche A term loan facility with interest at LIBOR plus 325 basis points or a calculated base rate plus 325 basis points (the Tranche A Term Loan Facility);

•                  A six-year amortizing $475.0 million senior secured Tranche B term loan facility with interest at LIBOR plus 350 basis points (subject to a floor of 4.00%) or a calculated base rate plus 250 basis points (the Tranche B Term Loan Facility); and

•                  A seven-year nonamortizing $260.7 million second lien term loan facility with interest at LIBOR plus 700 basis points (subject to a floor of 5.5%) or a calculated base rate plus 600 basis points (the Second Lien Facility and together with the First Lien Facilities, the Credit Facilities).

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus ½ of 1%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee will accrue from the Acquisition closing date and shall be payable quarterly in arrears. At March 31, 2008, we had $45.0 million of borrowings outstanding under the Revolving Credit Facility. For the three months ended March 31, 2008, the average interest rate for our borrowings under our Revolving Credit Facility was 6.3%. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $80.0 million for the three months ended March 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the three months ended March 31, 2008, was $73.7 million. At March 31, 2008, we had availability of $196.0 million, which is net of outstanding letters of credit of $9.0 million, above the amount we had borrowed.

The Company’s obligations under its Credit Facilities are guaranteed by each of Boise Paper Holdings, L.L.C.’s (the Borrower) existing and subsequently acquired domestic (and, to the extent no material adverse tax consequences to BZ Intermediate Holdings LLC (Holdings) or Borrower would result therefrom and as reasonably requested by the administrative agent under each Credit Facility, foreign) subsidiaries and Holdings (collectively, the Guarantors). The First Lien Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a first-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2,500,000 of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) during any fiscal year of Borrower), and all intercompany debt. The Second Lien Facility is secured by a second-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a second-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2,500,000 of consolidated EBITDA during any fiscal year of Borrower), and all intercompany debt.

In the event all or any portion of the Tranche B Term Loan Facility is repaid pursuant to any voluntary prepayments or mandatory prepayments with respect to asset sale proceeds or proceeds received from the issuance of debt prior to the second anniversary of the Acquisition closing date, such repayments will be made at (a) 102.0% of the amount repaid if such repayment occurs prior to the first anniversary of the Acquisition closing date and (b) 101.0% of the amount repaid if such repayment occurs on or after the first anniversary of the Acquisition closing date and prior to the second anniversary of the Acquisition closing date.

Subject to the provisions of the intercreditor agreement between the First Lien Facility and the Second Lien Facility, in the event the Second Lien Facility is prepaid as a result of a voluntary or mandatory prepayment (other than as a result of a mandatory prepayment with respect to insurance/condemnation proceeds or excess cash flow) at any time prior to the third anniversary of the Acquisition closing date, Borrower shall pay a prepayment premium equal to the “make-whole premium” as described below.

At any time after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, subject to the provisions of the First Lien Facilities, the Second Lien Facility may be prepaid in whole or in part subject to the “call premium” as described below, provided that loans bearing interest with reference to the reserve-adjusted Eurodollar rate will be prepayable only on the last day of the related interest period unless Borrower pays any related breakage costs.

The ‘‘make-whole premium’’ means, with respect to a Second Lien Facility loan on any date of prepayment, the present value of (a) all required interest payments due on such Second Lien Facility loan from the date of prepayment through and including the make-whole termination date, excluding accrued interest (assuming that the interest rate applicable to all such interest is the swap rate at the close of business on the third business day prior to the date of such prepayment with the termination date nearest to the make-whole termination date plus 7.00%), plus (b) the prepayment premium that would be due if such prepayment were made on the day after the make-whole termination date, in each case discounted to the date of prepayment on a quarterly basis (assuming a 360-day year and actual days elapsed) at a rate equal to the sum of such swap rate plus 0.50%.

The “call premium” means that in the event all or any portion of the Second Lien Facility is repaid as a result of a voluntary prepayment or mandatory prepayment with respect to asset sale proceeds or proceeds received from the issuance of debt after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, such repayments will be made at (i) 105.0% of the amount repaid if such repayment occurs on or after the third anniversary of the Acquisition closing date and prior to the fourth anniversary of the Acquisition closing date, (ii) 103.0% of the amount repaid if such repayment occurs on or after the fourth anniversary of the Acquisition closing date and prior to the fifth anniversary of the Acquisition closing date, and (iii) 101.0% of the amount repaid if such repayment occurs on or after the fifth anniversary of the Acquisition closing date, and prior to the sixth anniversary of the Acquisition closing date.

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. Required debt principal repayments, excluding those from excess cash flows, total $8.3 million for the balance of 2008; $15.7 million in 2009; $26.6 million in 2010; $48.5 million in 2011; $134.4 million in 2012; and $797.2 million thereafter.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default and indemnification customary for loan agreements for similar leveraged acquisition financings, and other representations and warranties, covenants, and events of default deemed by the administrative agent of the First Lien Facilities or the Second Lien Facility, as applicable, to be appropriate for the specific transaction. The First Lien Facilities require Holdings and its subsidiaries to maintain a minimum interest coverage ratio and a maximum leverage ratio, the Second Lien Facility requires Holdings and its subsidiaries to maintain a maximum leverage ratio, and the Credit Facilities limit the ability of Holdings and its subsidiaries to make capital expenditures.

In connection with the Acquisition, Boise Inc. entered into a note (the Related-Party Note) with Boise Cascade, as partial consideration. Subsequently, Boise Cascade transferred the note payable to its parent company, Boise Cascade Holdings, L.L.C. With the exception of the subsidiaries party to the Credit and Guaranty Agreement, dated as of February 22, 2008, by and among Boise Paper Holdings, L.L.C., BZ Intermediate Holding Sub LLC, the other subsidiaries of the Company party thereto, the lenders and agents party thereto, Goldman Sachs Credit Partners L.P., as joint lead arranger, administrative agent, and collateral agent, and Lehman Brothers Inc., as joint lead arranger, each of the Company’s current and future domestic subsidiaries are joint and several obligors under this Related-Party Note. On February 22, 2008, certain subsidiaries of the Company entered into a Subordinated Guaranty Agreement, guaranteeing the obligations of the Company to Boise Cascade under the Related-Party Note.

The Related-Party Note bears interest at 15.75% per annum (computed on the basis of a 360-day year), payable quarterly (each such quarterly payment date, an Interest Payment Date). Interest will accrue on the Related-Party Note and be added to the principal amount of the Related-Party Note on each Interest Payment Date. The Related-Party Note matures on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the amount of the Related-Party Note will be approximately $180.2 million.

The Company may prepay the Related-Party Note at any time in whole or in part, without premium or penalty, subject to any restrictions contained in the Company’s senior credit facilities. The Company must prepay the Related-Party Note upon the occurrence of the following events: (i) a Change of Control (as defined in the Credit Facilities); (ii) a sale or transfer of 50% or more of the Company’s assets; and (iii) Events of Default (as provided in the Related-Party Note). The Company must use the proceeds from the sale of equity or debt securities or borrowings to repay the Related-Party Note, subject to any restrictions contained in the Company’s senior credit facilities. Any postclosing adjustments to the purchase price in connection with the Acquisition resulting in a payment owed to the Company will be effected by means of a reduction in the principal amount of the Related-Party Note.

The Predecessor had no short- or long-term debt outstanding at December 31, 2007.

Other

At March 31, 2008, we had $81.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $0.8 million of amortization expense for the three months ended March 31, 2008.

For the three months ended March 31, 2008, cash payments for interest, net of interest capitalized, was $8.5 million.

14.          Financial Instruments

We are exposed to market risks including changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income,” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

With the exception of the Related-Party Note, our debt is variable-rate debt. In late April 2008, we entered into interest rate derivative financial instruments to hedge a portion of our exposure to changes in interest rates.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of March 31, 2008, we had entered into derivative instruments related to approximately 3% of our forecasted natural gas purchases from July 2008 through October 2008 and approximately 2% of our forecasted natural gas purchases from November 2008 through March 2009. We have elected to account for these instruments as economic hedges and record the changes in fair value in “Materials, labor, and operating expenses” in our Consolidated Statements of Income (Loss). In April 2008, we entered into derivative instruments to hedge additional exposure related to natural gas prices.

Foreign Currency Risk

At March 31, 2008, we had no material foreign currency risk.

Predecessor

During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

15.          New and Recently Adopted Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in 2009. Early adoption of SFAS No. 161 is permitted. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. The impact of adopting these standards will be limited to business combinations occurring on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We adopted this standard January 1, 2008, and the adoption did not have an impact on our financial position or results of operations. In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We must adopt these new requirements no later than our first quarter of fiscal 2009.

16.          Retirement and Benefit Plans

During the periods presented, some of our employees participated in our retirement plans and some of the Predecessor’s employees participated in Boise Cascade’s retirement plans. These plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, deferred compensation plans, and postretirement healthcare benefit plans. Compensation expense was calculated based on costs directly attributable to our employees and, in the case of the Predecessor employees of the Paper Group, an allocation of expense related to corporate employees that serviced all Boise Cascade business units.

Some of our employees participate in noncontributory defined pension plans that were either transferred from or spun off from Boise Cascade. The salaried defined benefit pension plan is available only to employees who were formerly employed by OfficeMax before November 2003. The pension benefit for salaried employees is based primarily on the employees’ years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. The Predecessor treated participants in these plans as participants in multiemployer plans. Accordingly, the Predecessor did not reflect any assets or liabilities related to the noncontributory defined benefit pension plans on its Consolidated Balance Sheet. The Predecessor did, however, record costs associated with the employees who participated in these plans in its Consolidated Statements of Income (Loss). Expenses attributable to participation in noncontributory defined benefit plans for the three months ended March 31, 2008, and the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, were $1.2 million, $1.8 million, and $3.0 million, respectively.

Some of our and the Predecessor’s employees participated in contributory defined contribution savings plans, which covered most of our salaried and hourly employees. Expenses related to matching contributions attributable to participation in contributory defined contribution savings plans for the three months ended March 31, 2008, and the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, were $0.8 million, $2.1 million, and $2.5 million, respectively. Employees that are not eligible to participate in the noncontributory defined benefit pension plans are eligible for additional discretionary company matching contributions based on a percentage approved each plan year.

Some of our and the Predecessor’s employees participated in deferred compensation plans, in which key managers and nonaffiliated directors may irrevocably elect to defer a portion of their base salary and bonus or director’s fees until termination of employment or beyond. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s composite average of yields on corporate bonds. In addition, participants other than directors may elect to receive their company matching contributions in the deferred compensation plan in lieu of any matching contribution in the contributory defined contribution savings plan. The deferred compensation plans are unfunded; therefore, benefits are paid from general assets of the company. At March 31, 2008, we had no liabilities attributable to participation in our new deferred compensation plan, which is effective on April 1, 2008, on our Consolidated Balance Sheet. At December 31, 2007, the Predecessor had $3.8 million of liabilities attributable to participation in Boise Cascade’s deferred compensation plan recorded on the Predecessor’s Consolidated Balance Sheet. This liability is not an obligation of Boise Inc. and is not recorded on our Consolidated Balance Sheet at March 31, 2008.

Some of our and the Predecessor’s employees participated in Boise Cascade’s postretirement healthcare benefit plans. The type of retiree healthcare benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of the postretirement healthcare plans are unfunded. The postretirement benefit plans have a December 31 measurement date.

Obligations and Funded Status of Postretirement Benefits and Pensions

The Predecessor treated participants in its pension plans as participants in multiemployer plans; accordingly, the Predecessor has not reflected any assets or liabilities related to the noncontributory defined benefit pension plans on its Consolidated Balance Sheet at December 31, 2007. In connection with the Acquisition, we have treated the pension and postretirement benefit plans as company-sponsored and have measured the benefit obligation and funded status as of February 22, 2008. The funded status changes from period to period based on the investment return from plan assets, contributions, benefit payments, and the discount rate used to measure the obligation. The funded status of the pension and postretirement plans recorded in connection with the Acquisition is shown in the table below as of February 22, 2008 (in thousands):

	Pension Benefits	Other Benefits

Projected benefit obligation	$(379,390)	$(2,723)
Market value of assets	323,640	—
Funded status	$(55,750)	$(2,723)

The accumulated benefit obligation for pension benefits at February 22, 2008 was $339.1 million.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Benefits
	Boise Inc.	Predecessor	Predecessor	Boise Inc.	Predecessor	Predecessor
	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2007

Service cost	$1,134	$1,566	$2,998	$—	$—	$53
Interest cost	2,572	3,458	5,667	5	18	103
Expected return on plan assets	(2,517)	(3,452)	(5,855)	—	—	—
Recognized actuarial (gain) loss	—	(21)	67	—	(12)	—
Amortization of prior service costs and other	—	194	176	—	—	—
Plan settlement/curtailment (gain)	—	—	(46)	—	—	—
Company-sponsored plans	1,189	1,745	3,007	5	6	156
Multiemployer pension plans	43	75	—	—	—	—
Net periodic benefit costs	$1,232	$1,820	$3,007	$5	$6	$156

Assumptions

The assumptions used in accounting for the plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefits obligation:

	Pension Benefits	Other Benefits
	Boise Inc.	Boise Inc.	Predecessor
	February 22, 2008	February 22, 2008	December 31, 2007

Discount rate	6.50%	5.50%	5.75%
Rate of compensation increase	4.25%	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
	Boise Inc.	Predecessor	Predecessor	Boise Inc.	Predecessor	Predecessor
	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2007

Discount rate	6.50%	6.40%	5.90%	4.70%	5.50%	5.75%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	—%	—%	—%
Rate of compensation increase	4.25%	4.25%	4.25%	—%	—%	—%

Discount Rate Assumption. In all periods presented, the discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan’s projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption. The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy.

Rate of Compensation Increases. This assumption reflects the long-term actual experience, the near-term outlook, and assumed inflation.

The following table presents our assumed healthcare cost trend rates at March 31, 2008, and the Predecessor’s at December 31, 2007:

	2008	2007
Weighted average assumptions:
Healthcare cost trend rate assumed for next year	9.50%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017

Assumed healthcare cost trend rates affect the amounts reported for the healthcare plans. At March 31, 2008, a one-percentage-point change in our assumed healthcare cost trend rate would not significantly affect our total service or interest costs or our postretirement benefit obligation.

During the remainder of 2008, we are not required to make minimum contributions to our pension plans.

17.          Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued or outstanding at March 31, 2008, and December 31, 2007.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, of which 77,259,947 shares were issued and outstanding at March 31, 2008. At December 31, 2007, we had 51,750,000 shares of common stock issued and outstanding, of which 16,555,860 shares were subject to possible conversion.

On February 5, 2008, stockholders owning 12,543,778 shares exercised their conversion rights and voted against the Acquisition of Boise Cascade. Such stockholders were entitled to receive their per-share interest in the proceeds from our initial public offering, which had been held in trust. At December 31, 2007, cash held in trust was $403,989,389. In connection with the Acquisition, we paid $120,169,890 from our cash held in trust to these stockholders. The remaining cash held in trust was used to effect the Acquisition.

Warrants

In connection with our public offering in June 2007, we issued 41,400,000 units (the Units). Each Unit consists of one share of our common stock and one Redeemable Common Stock Purchase Warrant (the Warrants). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $7.50, commencing on the later of the completion of a business combination and one year from the effective date of the public offering and expiring four years from the effective date of the public offering. We may redeem the Warrants, at a price of $0.01 per Warrant, upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

Simultaneously with the consummation of the public offering, Aldabra 2 Acquisition Corp.’s chairman and chief executive officer purchased a total of 3,000,000 Warrants (the Insider Warrants) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000) privately. The amount paid for the Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates.

18.          Equity Compensation

During the Predecessor periods presented, equity compensation was granted to the Predecessor’s employees under Boise Cascade’s equity compensation plans. During the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007, the Predecessor recognized $0.2 million and $0.4 million of compensation expense, most of which was recorded in “General and administrative expenses” in the Consolidated Statements of Income (Loss).

During the three months ended March 31, 2008, we made no equity compensation awards.

19.          Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2008	February 1 (Inception) Through March 31, 2007	January 1 Through February 21, 2008	Three Months Ended March 31, 2007

Net income (loss)	$(16,371)	$(1)	$22,786	$21,991
Other comprehensive income (loss) cash flow hedges	—	—	—	(9,376)
Comprehensive income (loss)	$(16,371)	$(1)	$22,786	$12,615

20.          Segment Information

There are no material differences in Boise Inc.’s basis of segmentation or in Boise Inc.’s basis of measurement of segment profit or loss from those disclosed in the Predecessor’s Note 15, Segment Information, of the Predecessor’s Notes to Consolidated Financial Statements in Exhibit 99.2 of Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008. We have not included segment information related to the period of February 1 (inception) through March 31, 2007, which represents the activities of Aldabra 2 Acquisition Corp., as the segment results related to this period are insignificant.

An analysis of operations by segment is as follows:

Boise Inc.

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(a)
				(millions)
Three Months Ended March 31, 2008

Paper	$165.1	$—	$7.1	$172.2	$11.8	$7.1	$19.0
Packaging	59.5	—	0.4	59.9	(19.8)	5.2	(14.5)
Corporate and Other	1.5	1.9	4.7	8.1	(2.1)	0.4	(1.9)
	226.1	1.9	12.2	240.2	(10.1)	12.7	2.6
Intersegment eliminations	—	—	(12.2)	(12.2)	—	—	—
Interest expense	—	—	—	—	(11.4)	—	—
Interest income	—	—	—	—	1.8	—	—
	$226.1	$1.9	$—	$228.0	$(19.7)	$12.7	$2.6

Predecessor

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(a)
				(millions)
January 1 Through February 21, 2008

Paper	$154.4	$90.0	$9.1	$253.5	$20.7	$0.3	$21.1
Packaging	102.2	10.9	0.4	113.5	5.7	0.1	5.7
Corporate and Other	1.8	0.6	6.1	8.5	(3.2)	0.1	(3.1)
	258.4	101.5	15.6	375.5	23.2	0.5	23.7
Intersegment eliminations	—	—	(15.6)	(15.6)	—	—	—
Interest expense	—	—	—	—	—	—	—
Interest income	—	—	—	—	0.2	—	—
	$258.4	$101.5	$—	$359.9	$23.4	$0.5	$23.7

Predecessor

					Income	Depreciation,
	Sales				(Loss)	Amortization,
	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (a)
	(millions)
Three Months Ended March 31, 2007

Paper	$222.9	$157.8	$14.3	$395.0	$18.1	$16.6	$34.7
Packaging	176.7	16.9	0.4	194.0	8.1	13.4	21.5
Corporate and Other	3.3	1.1	9.5	13.9	(3.4)	0.8	(2.6)
	402.9	175.8	24.2	602.9	22.8	30.8	53.6
Intersegment eliminations	—	—	(24.2)	(24.2)	—	—	—
Interest expense	—	—	—	—	—	—	—
Interest income	—	—	—	—	0.1	—	—
	$402.9	$175.8	$—	$578.7	$23.0	$30.8	$53.6

(a)           EBITDA represents income (loss) before interest, income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA (in millions):

	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2007

Net income (loss)	$(16.4)	$22.8	$22.0
Interest expense	11.4	—	—
Interest income	(1.8)	(0.2)	(0.1)
Income tax provision (benefit)	(3.4)	0.6	1.0
Depreciation, amortization, and depletion	12.7	0.5	30.8
EBITDA	$2.6	$23.7	$53.6

21.          Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and utilities. Our lease commitments are discussed further in Note 7, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At March 31, 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately $185.6 million. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements is set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or current quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At March 31, 2008, we had approximately $30.5 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2007, or contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. See Note 13, Debt, included in this Form 10-Q for a description of guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could to required to make.

22.        Legal Proceedings and Contingencies

                We are a party to routine legal proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with some general background related to our company followed by an overview of the effects of the “Acquisition of Boise Cascade’s Paper and Packaging Operations” and a discussion of our operating segments. “Recent Trends and Operational Outlook” and “Factors That Affect Operating Results” are intended to give the reader an overview of the goals and challenges and the direction of our business and changes affecting our products. The analysis then reviews our “Operating Results” followed by a discussion of relevant merger activity in our industry in “Industry Mergers and Acquisitions.”

We then discuss our balance sheet and cash flows and our financial commitments in the section entitled “Liquidity and Capital Resources.” The analysis then addresses our “Contractual Obligations” and is followed by a discussion of the “Critical Accounting Estimates” that our management believes are important to understanding the assumptions and judgments incorporated in our reported financial results.

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part II-Item 1A.  Risk Factors” of this Form 10-Q, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC).

We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background and Executive Overview

Boise Inc. (formerly Aldabra 2 Acquisition Corp.) or “the Company,” “we,” “us,” or “our” was a blank check company, created on February 1, 2007 (inception) and organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business. On February 22, 2008, Boise Inc. completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-Q as the “Predecessor.” The Acquisition was accomplished through the Company’s acquisition of Boise Paper Holdings, L.L.C. See “Acquisition of Boise Cascade’s Paper and Packaging Operations” below for more information related to the Acquisition.

The accompanying consolidated statements of income (loss) and cash flows for the three months ended March 31, 2008 include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through March 31, 2008. For the period of January 1 through February 21, 2008, and for the three months ended March 31, 2007, the consolidated statements of income and cash flows of the Predecessor are presented for comparative purposes. The period of February 1 (inception) through March 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

Unless otherwise noted, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the combined activities of Boise Inc. and the Predecessor for each period presented, which we believe is the most useful comparison between periods. The Acquisition was accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, resulting in a new basis of accounting from those previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reflected by the Predecessor. Finished goods inventories were revalued to estimated selling prices less costs of disposal and a reasonable profit on the disposal. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our preliminary purchase price allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

Acquisition of Boise Cascade’s Paper and Packaging Operations

On February 22, 2008, we acquired the paper, packaging, and most of the corporate and other segments of Boise Cascade for cash and securities. We have five pulp and paper mills, five corrugated container plants, a corrugated sheet plant, and two paper distribution facilities located in the United States. Our corporate headquarters office is in Boise, Idaho.

The Acquisition was accounted for in accordance with the provisions SFAS No. 141, Business Combinations. Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares. Subsequent to the transaction, Boise Cascade transferred the shares to its parent company, Boise Cascade Holdings, L.L.C.

The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including estimated direct transaction costs, are summarized as follows:

(millions)

Cash paid to Boise Cascade	$1,252.3
Cash paid to Boise Cascade for financing and other fees	24.9
Less: cash contributed by Boise Cascade	(38.0)
Net cash	1,239.2

Equity at $9.15 average price per share	346.4
Lack of marketability discount	(41.6)
Total equity	304.8

Note payable to Boise Cascade at closing	41.0
Working capital adjustment	16.8
Total note payable to Boise Cascade	57.8

Fees and expenses	62.2

Total purchase price	$1,664.0

Cash

Upon closing, we paid Boise Cascade $1,252.3 million in cash related to the base purchase price plus $24.9 million incurred by Boise Cascade for transaction financing costs and fees. Immediately prior to the Acquisition, Boise Cascade contributed $38.0 million of cash to the acquired businesses.

Equity

The number of shares issued to Boise Cascade totaled 37,857,374. The equity price per share was calculated based on the average per-share closing price of our common stock for the 20 trading days ending on the third trading day immediately prior to the consummation of the Acquisition. Since that average price was below the $9.54 floor provided in the purchase agreement, we determined a new measurement date in accordance with Issue No. 2 of Emerging Issues Task Force (EITF) 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. We calculated a $9.15 average price per share based on two days before and after the Acquisition measurement date, which was February 14, 2008. The value of stock consideration paid to Boise Cascade was reduced by a 12% discount for a lack of marketability since the stock delivered as consideration was not registered for resale.

Note payable

In connection with the transaction, Boise Inc. issued a note payable to Boise Cascade for $41.0 million. Subsequently, Boise Cascade transferred the note payable to its parent company, Boise Cascade Holdings, L.L.C. After the transaction, and pursuant to the purchase agreement, the note increased by $16.8 million for estimated working capital adjustments, the amount by which the working capital of the acquired paper and packaging businesses exceeded $329.0 million. Final working capital adjustments will be made in second quarter of 2008 and are expected to increase the note by approximately $0.5 million. See Note 4, Transactions With Related Parties, and Note 13, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q for further information on the note payable.

Fees and expenses primarily consist of debt issuance fees and direct costs of the transaction.

The purchase price allocation is preliminary. The final purchase price allocation will be based on the fair value of assets acquired and liabilities assumed. The purchase price allocation will remain preliminary until we complete a third-party valuation. Once fair values are finalized, we may have changes to the amounts we have included in our preliminary allocation below. We may also have adjustments to our depreciation and amortization expense, which will be made prospectively. The following table summarizes the preliminary fair value allocation of the assets acquired and liabilities assumed at the date of the Acquisition:

February 22, 2008 Fair Value
(millions)

Current assets	$590.5
Property and equipment	1,292.2
Fiber farms and deposits	11.0
Intangible assets:
Trademark and trade name	6.8
Customer list	11.4
Technology	5.0
Deferred financing costs	81.9
Other long-term assets	4.5
Current liabilities	(251.5)
Long-term liabilities	(87.8)
Total purchase price	$1,664.0

The following pro forma results are based on the individual historical results of Boise Inc. and the Predecessor (prior to the Acquisition on February 22, 2008) with adjustments to give effect to the combined operations as if the Acquisition had been consummated on January 1, 2007. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations would actually have been had the transaction in fact occurred on January 1, 2007.

	Pro Forma Three Months Ended March 31
	2008	2007
	(millions, except per-share amounts)

Sales	$587.9	$578.7
Net loss	(27.0)	(6.5)
Net loss per share—basic and diluted	(0.35)	(0.08)

Our Segments

Boise Inc. operates its business in three reportable segments, Paper, Packaging, and Corporate and Other (support services), and is headquartered in Boise, Idaho. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments.

Paper. Our Paper segment manufactures and sells uncoated free sheet (including commodity and premium cut-size office papers); a range of packaging papers (including corrugating medium, label and release papers, and flexible packaging papers); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. In 2007, the $80 million conversion of the #3 machine in Wallula, Washington, to Significantly grow label and release capacity was completed. We ship to customers both directly from our mills and through distribution centers. In the combined first quarter of 2008, approximately 40% of uncoated free sheet paper sales volume, including approximately 72% of the office papers sales volume, was sold to OfficeMax Incorporated (OfficeMax).

Packaging. Our Packaging segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. In March of this year, the $23 million linerboard expansion project, which added 50,000 tons of linerboard capacity that will reduce fuel use and increase product capabilities, was completed.

We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our Texas plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our own sales personnel and by brokers.

We market our newsprint through a subsidiary of Abitibi Consolidated Inc. (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review.

Corporate and Other. Our Corporate and Other segment primarily includes corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor periods presented, the Corporate and Other segment primarily included an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. This segment also includes transportation assets, such as rail cars and trucks, that we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable.

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three months ended March 31, 2008, we recorded $1.5 million in “Sales, Related parties” in our Consolidated Statement of Income (Loss) related to this agreement.

Recent Trends and Operational Outlook

North American demand for packaging and communications paper products is heavily influenced by the level of general economic activity. Over time, packaging paper demand has been growing, while growth in most communications paper grades has been negatively affected by electronic substitution.

Containerboard pricing continued to be stable in the first quarter of 2008. Demand in agriculture, food, and beverage markets, which constitute about half of our packaging product end use markets has remained relatively strong, while industrial markets have shown signs of easing as slower economic growth has reduced demand for packaging papers in the U.S. The impact of weaker domestic demand has been somewhat offset by a relatively weak U.S. dollar, which continues to help make export markets attractive for U.S. producers and U.S. markets less attractive for overseas producers. Many producers announced price increases in early March. However, it does not appear those increased prices will be realized in the near term, if at all.

The uncoated freesheet pricing environment was strong in the first quarter of 2008. We announced a $60-per-ton price increase for cut-size copy paper that became effective in mid-February and a $60-per-ton price increase for most printing and converting grades, which is still being implemented. There is no assurance that the announced price increase will be fully realized. Since most of our cut-size office paper is sold to OfficeMax under a contract whereby the price OfficeMax pays is determined by a published index, changes in price for this product sold to OfficeMax tend to lag behind the general market by approximately 60 days.

Demand for our targeted label and release, flexible packaging, and premium office papers (such as colored and 100% recycled-content cut-size papers) has been growing. Demand for commodity communications papers in North America has continued to decline as electronic media substitutes for traditional paper media. According to Resource Information Systems, Inc. (RISI), during the first quarter of 2008, uncoated freesheet demand declined 1.7% compared with the same period in 2007, while demand for commodity cut-size office papers declined 1.0%. Demand for uncoated free sheet printing and converting papers also continues to be heavily affected by the shift to electronic media for communications.

Two factors have allowed producers to raise prices in the face of decreasing demand: first, producers have closed or converted capacity to offset demand reductions, and second, the decreased value of the U.S. dollar, relative to other currencies, has allowed U.S. producers to export profitably while making U.S. markets less attractive to offshore producers. As a result, industry inventories are low relative to historical standards, and most producers have announced price increases.

North American newsprint demand has continued to trend downward. In December 2007, AbitibiBowater Inc. (AbitibiBowater), the largest producer of newsprint in North America, announced the permanent closure of manufacturing facilities with approximately 1 million tons of annual capacity of groundwood printing and newsprint papers. At the same time, AbitibiBowater announced price increases of $60-per-ton, which were phased in during the first quarter of 2008. AbitibiBowater has recently announced a second round of $60-per-ton price increases, which are expected to be phased in during the second quarter. There is no assurance that the announced price increases will be realized.

Our financial results are being negatively affected by significant cost increases. Fiber markets in the Pacific Northwest are high by historical standards and modestly higher than early 2007 levels. According to the North American Wood Fiber Review published in March, residual chip prices in the Northwest increased over $40 a bone-dry unit compared with the prior quarter, as wood products capacity curtailments put pressure on residual chip availability and prices in this region. These higher wood fiber costs are having a significant negative impact on the financial results of our St. Helens, Oregon, and Wallula, Washington, pulp and paper mills. As a result, we may choose to change our operating configuration at those facilities, including potentially closing some or all of the St. Helens mill if we cannot operate it profitably. We will continue to evaluate its ongoing financial performance. Our St. Helens pulp and paper mill and Wallula pulp and paper mill combined consume approximately 1 million bone-dry units (bdu) of fiber in the Pacific Northwest annually under normal operations. We have expanded our whole-log chipping capacity and we are currently pursuing alternative sources of fiber.

Energy costs, particularly natural gas, are also high relative to historical standards and increased in first quarter 2008. Boise Inc.’s pulp and paper operations consume approximately 14 million British thermal units (mmBtu) of natural gas annually under normal operations.

In late 2007 and into 2008, many of Boise Inc.’s chemical suppliers have increased their prices to us as contracts have allowed.

In first quarter 2008, downtime was taken at the DeRidder, Louisiana, pulp and paper mill to conduct long-term maintenance and to install a shoe press on our linerboard machine. The total project was completed in 31 days, and the DeRidder mill lost approximately 19 days of linerboard production and 12 days of newsprint production during the outage. The shoe press will add approximately 50,000 tons of linerboard capacity annually, reduce fuel consumption, and increase our product capabilities. The outage had an approximately $20.5 million negative impact on the DeRidder mill’s operating income in the first quarter. This includes $9.1 million in estimated lost contribution from lower production with the balance due primarily to higher costs of maintenance and energy during the outage and startup.

Under purchase accounting rules, in connection with the Acquisition we revalued our finished goods inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort, and we eliminated previously established profit in inventory reserves. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses will increase approximately $11.5 million, of which $6.5 million was recognized during the three months ended March 31, 2008, with the balance to be recognized during the second quarter of 2008.

Factors That Affect Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•                    General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values;

•                    Volatility in raw material costs, energy prices, and currency values;

•                    The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•                    Industry cycles and capacity utilization rates;

•                    The cost and ability to obtain necessary financing;

•                    Continued compliance with government regulations;

•                    Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

•                    Labor and personnel relations;

•                    Credit or currency risks affecting our revenue and profitability;

•                    Major equipment failure;

•                    Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire;

•                    Our customer concentration;

•                    Our ability to implement our strategies;

•                    Actions of suppliers, customers, and competitors;

•                    The ability to secure skilled technical personnel and staffing; and

•                    The other factors described in “Part II-Item 1A. Risk Factors” in this Form 10-Q.

Commodity and Premium and Specialty Products

Many of the products we manufacture and distribute are commodities widely available and can be readily produced by our competitors. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is primarily based on price, which is determined by supply relative to demand. Generally, market conditions beyond our control determine the price for our commodity products, and the price for any one or more of these products may fall below our cash production costs. Therefore, our profitability with respect to these products depends on managing our manufacturing efficiency and cost structure, particularly raw material and energy costs, which also exhibit commodity characteristics.

Premium and specialty grades include our imaging papers and packaging papers, including label and release and flexible packaging products, and our printing and converting papers, including commercial printing papers, envelope papers, and form-related products. Our premium and specialty papers are differentiated from competing products based on quality and product design, as well as related customer service. We are generally able to influence price based on the strength of differentiation and levels of customer service and are generally able to sell these products at higher margins than our commodity products. Demand for specialty and premium products is affected by overall levels of economic activity and, in the case of our packaging papers, is not significantly impacted by electronic media substitution. In order to reduce our sensitivity to price cyclicality and electronic media substitution and improve our margins, a fundamental component of our strategy is to increase production of premium and specialty papers as a percent of our total Paper segment sales. We believe these products are less susceptible to commodity pricing dynamics.

In our Paper segment, sales volumes of our target grades of label and release, flexible packaging, and premium office grades grew by 6%, compared with first quarter 2007. Sales volume of premium and specialty papers was approximately 32% of uncoated free sheet tons sold during the three months ended March 31, 2008, compared with 34% for the same period in 2007. The project to convert our W-3 paper machine in Wallula, Washington to enable it to produce label and release grades was a key step in providing us with the capacity to increase production of premium and specialty paper grades. This project came online during second quarter 2007. During the second half of 2007, we identified performance issues relating to equipment installed during the machine rebuild. These issues were resolved in the fourth quarter, enabling us to resume our production ramp-up.

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, manufacturing activity, employment, consumer spending, and currency exchange rates. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•                    Historically, demand for uncoated free sheet correlated positively with general economic activity. However, demand for communications paper grades, such as uncoated free sheet printing and forms paper, which we produce, has decreased as the use of electronic transmission and document storage alternatives has become more widespread and more efficient.

•                    Demand for recycled content papers is linked to an increased public awareness of environmental and sustainability issues and is less sensitive to general economic activity. We produce grades that contain from 10% to 100% recycled content.

•                    A large share of the demand for corrugated containers, and therefore, containerboard, is driven by unprocessed and processed food production and manufacturing, specifically the manufacture of nondurable goods. In addition, inventory stocking or liquidation of these goods has an impact, as do currency exchange rates that affect the cost-competitiveness of foreign manufacturers. The weakening U.S. dollar has made U.S. producers more attractive relative to overseas competitors.

•                    Demand for newsprint depends upon prevailing levels of newspaper advertising and circulation. Demand for newsprint in North America declined approximately 22% between 2003 and 2007, according to RISI, due in part to the growth of online media.

Supply

Industry supply of paper is affected by the number of operational or idled facilities, the building of new capacity, and the shutting down of existing capacity. Capacity also tends to increase gradually over time without significant capital expenditures, as manufacturers improve production efficiencies. Generally, more capacity is added or employed when supply is tight and margins are relatively high, and capacity is idled or eliminated when capacity significantly exceeds demand and margins are poor.

No new uncoated free sheet or linerboard machines have been built in North America since 1995. In addition, from 2003 to 2007, North American uncoated free sheet, containerboard, and newsprint capacities declined 10%, 2%, and 19%, respectively, according to RISI. New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill. A favorable pricing environment may prompt manufacturers to initiate expansion projects.

Industry supply of paper is also influenced by the level of imports and overseas production capacity, which has grown in recent years. The weakening of the U.S. dollar has mitigated the level of imports in recent years.

Operating Costs

The major costs of production are wood fiber, energy, chemicals, and labor. The relative size of these costs varies by segment. Given the significance of raw material and energy costs to total operating expenses and with limited ability to control these costs, compared with other operating costs, volatility in these costs can materially affect operating margins. In addition, the timing and degree of price cycles of raw materials and energy differ with respect to each type of raw material and energy used.

Wood fiber. The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.	Predecessor	Combined	Predecessor
	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Paper	30%	26%	27%	28%
Packaging	11%	17%	15%	18%

The primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Substantially all fiber is acquired from outside sources. We convert logs and wood chips into pulp, which we use at our paper mills to produce paper. On an aggregate basis, operating at capacity, we are able to produce volume equal to all of our pulp needs, purchasing and selling similar amounts on the open market. Recent developments in the Pacific Northwest, if extended, may limit our ability to produce and profitably sell market pulp. Extended lower pulp sales could change Boise Inc.’s aggregate structural pulp balance from pulp neutral to one in which we are a net consumer of pulp.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. In Minnesota, wood fiber prices declined in the first quarter of 2008, compared with the first quarter of 2007, as oriented stand board plants in the region curtailed operations, resulting in less demand pressure. In the Northwest, residual fiber costs increased sharply during the second half of the first quarter of 2008 and continue to be high by historical standards. Because residual fiber for our paper mills in the Northwest comes predominantly from sawmills and plywood plants, curtailments in these mills, as a result of decreased demand for these products related to the housing slowdown, will continue to impact the availability of residual fiber for our Northwest pulp and paper operations. After declining throughout 2007, residual fiber prices in the Pacific Northwest began to increase during the first quarter of 2008, as continued and additional curtailments of wood products facilities put pressure on fiber markets. Relative to historical standards, fiber costs were high in Louisiana in 2007 due to unusually high and persistent rainfall, which limited access to many harvest areas and limited supply availability. Recently, standing timber prices in Louisiana have decreased, as weather patterns have allowed better access to timberlands. However, delivered cost of fiber is also impacted by diesel fuel costs. Recent increases in diesel prices have negatively affected delivered fiber costs.

Other raw materials and energy purchasing and pricing. We purchase other raw materials and energy used to manufacture our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy at one of our facilities. These contracts normally contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our costs for raw materials are influenced by increases in energy costs. Specifically, some of our key chemicals, including pulping and bleaching chemicals consumed in our paper and packaging mills, are heavily influenced by energy costs. A number of our major suppliers have increased prices. Relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs to our customers in the short term.

Energy. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. In addition, we have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas price changes. In the first quarter of 2008, natural gas prices increased sharply. In normal operations, Boise Inc. pulp and paper operations consume approximately 14 million mmBtu of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor in each of the periods listed below:

	Boise Inc.	Predecessor	Combined	Predecessor
	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Paper	17%	15%	16%	17%
Packaging	14%	14%	14%	15%

We may enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases. As of March 31, 2008, we had entered into derivative instruments related to approximately 3% of our forecasted natural gas purchases from July 2008 through October 2008, and approximately 2% of our forecasted natural gas purchases from November 2008 through March 2009. These derivatives form a “three-way collar,” which is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) the Company will pay for the volumes under contract. The following table summarizes our natural gas hedged positions as of March 31, 2008:

	Three-Way Cashless Collar
	July 2008 Through October 2008	November 2008 Through March 2009

Volume hedged	1,000 mmBtu/day	1,000 mmBtu/day

Strike price of call sold	$13.00	$14.00
Strike price of call bought	10.00	11.00
Strike price of put sold	6.00	6.38

Approximate percent hedged	3%	2%

Subsequent to March 31, 2008, and as of April 30, 2008, we have entered into natural gas price caps related to approximately 21% of our forecasted natural gas purchases from May 2008 through August 2008. We have elected to account for these instruments as economic hedges and record the changes in fair value in “Materials, labor, and operating expenses” in our Consolidated Statements of Income (Loss). We may enter into additional derivative instruments to hedge variable cash flow risk of natural gas purchases.

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, precipitated calcium carbonate, sodium hydroxide, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.	Predecessor	Combined	Predecessor
	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Paper	15%	13%	14%	14%
Packaging	5%	6%	6%	4%

We experienced higher chemical costs during first quarter 2008, compared with first quarter 2007, due primarily to higher chemical prices. Chemical consumption was reduced at DeRidder due to the outage.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs. As of March 31, 2008, we had approximately 4,600 employees. Approximately 2,750, or 60%, of these employees work pursuant to collective bargaining agreements. We are currently in negotiations for our Wallula packaging facility (126 employees represented by the United Steelworkers). This year, labor contracts will expire at our converting facility in Jackson, Alabama (106 employees represented by the United Steelworkers) in June and at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers) in December. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Inflationary and seasonal influences. Our major costs of production are labor, wood fiber, energy, and chemicals. Fiber costs in the Pacific Northwest are relatively high by historical standards. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical standards. We have also seen higher chemical costs in the current year, compared with historical standards. We experience some seasonality, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities.

Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the three months ended March 31, 2008, the period of February 1 (inception) through March 31, 2007, and the Predecessor periods of January 1 through February 21, 2008, and the three months ended March 31, 2007 (in millions, except for percent of sales data):

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2008	February 1 (Inception) Through March 31, 2007	January 1 Through February 21, 2008	Three Months Ended March 31, 2007
Sales
Trade	$226.1	$—	$258.4	$402.9
Related parties	1.9	—	101.5	175.8
	228.0	—	359.9	578.7

Costs and expenses
Materials, labor, and other operating expenses	195.4	—	313.9	488.0
Fiber costs from related parties	18.6	—	7.7	11.0
Depreciation, amortization, and depletion	12.7	—	0.5	30.8
Selling and distribution expenses	6.0	—	9.1	14.3
General and administrative expenses	4.6	—	6.6	9.4
Other (income) expense, net	—	—	(1.0)	2.4
	237.3	—	336.8	555.9

Income (loss) from operations	$(9.3)	$—	$23.1	$22.8

Sales
Trade	99.1%	—%	71.8%	69.6%
Related parties	0.9	—	28.2	30.4
	100.0%	—%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	85.7%	—%	87.2%	84.3%
Fiber costs from related parties	8.2	—	2.2	1.9
Depreciation, amortization, and depletion	5.6	—	0.1	5.3
Selling and distribution expenses	2.6	—	2.5	2.5
General and administrative expenses	2.0	—	1.9	1.7
Other (income) expense, net	—	—	(0.3)	0.4
	104.1%	—%	93.6%	96.1%

Income (loss) from operations	(4.1)%	—%	6.4%	3.9%

Sales Volumes and Prices

Set forth below are segment sales volumes and average net selling prices for our principal products for the three months ended March 31, 2008, the Predecessor period of January 1 through February 21, 2008, the combined three months ended March 31, 2008, the period of February 1 (inception) through March 31, 2007, the Predecessor three months ended March 31, 2007, and the combined three months ended March 31, 2007:

	Boise Inc.	Predecessor	Combined	Boise Inc.	Predecessor	Combined
	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2008	February 1 (Inception) Through March 31, 2007	Three Months Ended March 31, 2007	Three Months Ended March 31, 2007

	(thousands of short tons, except corrugated containers and sheets)
Paper
Uncoated free sheet	154	236	390	—	380	380
Containerboard (medium)	15	19	34	—	32	32
Market pulp	13	20	33	—	23	23
	182	275	457	—	435	435

Packaging
Containerboard (linerboard)	12	36	48	—	65	65
Newsprint	29	56	85	—	107	107
Corrugated containers and sheets (mmsf)	640	914	1,554	—	1,634	1,634

	(dollars per short ton, except corrugated containers and sheets)

Paper
Uncoated free sheet	$890	$868	$877	$—	$846	$846
Containerboard (medium)	454	454	454	—	423	423
Market pulp	568	535	548	—	516	516

Packaging
Containerboard (linerboard)	$386	$399	$396	$—	$375	$375
Newsprint	512	494	500	—	524	524
Corrugated containers and sheets ($/mmsf)	56	55	55	—	51	51

Sales and Costs for the Combined Three Months Ended March 31, 2008, Compared With the Three Months Ended March 31, 2007

The following presents a discussion of sales and costs for the combined three months ended March 31, 2008, compared with the same period in 2007. The combined three months ended March 31, 2008, represent the results of Boise Inc. for the three months ended March 31, 2008, and the results of the Predecessor for the period from January 1 through February 21, 2008. See “Background and Executive Overview” and “Acquisition of Boise Cascade’s Paper and Packaging Operations” in this Management’s Discussion and Analysis for more information related to the Acquisition.

Management believes this combined presentation of the Boise Inc. and Predecessor statement of operations is the most useful comparison between periods. The Acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, resulting in a new basis of accounting from those previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reflected by the Predecessor. Some inventories were revalued in accordance with purchase accounting rules. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our preliminary purchase allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

Sales

For the combined three months ended March 31, 2008, total sales increased $9.2 million, or 2%, to $587.9 million from $578.7 million during the three months ended March 31, 2007. The increase was primarily driven by an 8% increase in Paper segment sales resulting from both higher prices and higher volumes, offset by an 11% decline in Packaging segment sales driven mainly by reduced sales volumes as a result of completely shutting down the DeRidder mill for planned maintenance. The shutdown resulted in 19 days of lost linerboard production and 12 days of lost newsprint production.

Paper. Sales increased $30.7 million, or 8%, to $425.7 million for the combined three months ended March 31, 2008, from $395.0 million for the three months ended March 31, 2007. This increase was driven by continued strong demand and favorable market conditions in the first quarter of 2008. Commodity paper sales volumes increased 6%, compared with first quarter 2007. Total premium and specialty volumes declined 4% due to declining sales in mature printing and converting market segments such as lightweight opaque, card stock, and certain envelope grades. The sales volume of our target grades of label and release, flexible packaging, and premium office grades grew 6%, compared with first quarter 2007. Net sales prices increased across all major paper grades, including a 4% increase for our commodity products and a 3% increase on label and release, flexible packaging, and premium office grades.

Packaging. Sales decreased $20.6 million, or 11%, to $173.4 million for the combined three months ended March 31, 2008, from $194.0 million for the three months ended March 31, 2007. The decrease was largely driven by a 26% reduction in linerboard sales volume and a 20% reduction in newsprint sales volume due to the DeRidder outage and 5% lower newsprint pricing, compared with first quarter 2007. Containerboard demand was stable and pricing favorable as linerboard pricing improved 6% and corrugated container and sheet pricing improved 8%. Newsprint pricing, although lower than first quarter 2007 levels, has improved in the first quarter of 2008, compared with fourth quarter of 2007, in conjunction with accelerated capacity reductions across the industry.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $36.6 million, or 7%, to $535.6 million for the combined three months ended March 31, 2008, from $499.0 million during the three months ended March 31, 2007. The increase was driven primarily by increased fixed costs, mainly maintenance, associated with the DeRidder outage and higher fiber, energy, and chemical prices, partially offset by lower usage due to the outage.

Fiber, energy, and chemical costs were $127.3 million, $82.8 million, and $62.0 million, respectively, for the combined three months ended March 31, 2008, and $127.1 million, $82.8 million, and $53.5 million, respectively, for the three months ended March 31, 2007. Fiber costs increased $4.3 million in our Paper segment, primarily due to rapidly increasing chip prices in the Pacific Northwest during the second half of the first quarter as a result of a reduced supply of residual chips, increased waste paper costs, primarily at our Jackson, Alabama, recycling plant, and increased prices of wood in our Alabama operating region. In Packaging, fiber costs decreased $4.1 million due to reduced consumption as a result of the outage and lower costs to access timber stands. Overall wood prices were higher, however, driven in part by increased diesel costs to harvest and transport logs.

Compared with the three months ended March 31, 2007, energy costs increased $1.1 million in our Paper segment, driven by higher costs for fuel and electricity, and decreased $1.1 million in our Packaging segment, driven by reduced usage during the outage, partially offset by higher natural gas pricing.

Chemical costs increased $5.3 million in our Paper segment and $3.2 million in our Packaging segment, driven mainly by substantial price increases for commodity chemical inputs.

Under purchase accounting rules, in connection with the Acquisition we revalued our finished goods inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort, and we eliminated previously established profit in inventory reserves. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses will increase approximately $11.5 million, of which

$6.5 million was recognized during the three months ended March 31, 2008, with the balance to be recognized during the second quarter of 2008.

Depreciation, amortization, and depletion for the three months ended March 31, 2008, was $12.7 million, which includes depreciation, amortization, and depletion for the period from February 22, 2008, through March 31, 2008. This amount is based on our preliminary purchase price allocation, which may change as we complete our final allocation. For the Predecessor period of January 1 through February 21, 2008, depreciation, amortization, and depletion was $0.5 million due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. For the Predecessor three months ended March 31, 2007, depreciation, amortization, and depletion was $30.8 million.

Selling and distribution expenses increased $0.8 million, or 5%, to $15.1 million for the combined three months ended March 31, 2008, from $14.3 million during the three months ended March 31, 2007. As a percentage of sales, selling and distribution expenses remained flat.

General and administrative expenses increased $1.8 million, or 18%, to $11.2 million for combined three months ended March 31, 2008, from $9.4 million during the three months ended March 31, 2007. Relative to the three months ended March 31, 2007, the increase related primarily to higher professional fees and information technology costs as we implemented a new information technology system in our Paper segment.

Other (income) expense, net. Other (income) expense net, includes miscellaneous income and expense items. During the three months ended March 31, 2008, we had $28,000 of other income, which represented primarily miscellaneous income items. The components of Other (income) expense, net include income from a net gain on sales of assets of $1.0 million for the Predecessor period January 1 through February 21, 2008, and $2.4 million of expense that consists of a net loss on sales of assets of $1.0 million, project costs of $0.2 million, and other nonoperating expenses of $1.2 million for the three months ended March 31, 2007.

Income (loss) from operations. Overall, we estimate that our operating results for the three months ended March 31, 2008, were negatively affected by approximately $20.5 million due to the DeRidder outage and by $6.5 million from inventory purchase price adjustments.

Other

Interest income. For the combined three months ended March 31, 2008, interest income was $2.0 million, compared with $0.1 million for the three months ended March 31, 2007. Interest income is primarily attributable to income from interest earned on trust assets held by Aldabra 2 Acquisition Corp. prior to the Acquisition.

Interest expense. For the three months ended March 31, 2008, interest expense was $11.4 million, of which $9.6 million was for unrelated third-party debt, $1.0 million was for related-party debt, and $0.8 million was for amortization of deferred financing fees. Interest expense is attributable to our new long-term debt and amortization of deferred financing costs incurred in connection with that debt. At March 31, 2008, our long-term debt, excluding related-party debt, was $1,019.7 million, and our net debt, defined as long-term and short-term debt owed to unrelated third parties plus current portion of long-term debt less cash and cash equivalents, was $1,005.7 million. Compared with February 22, 2008, net debt decreased $22.0 million from $1,027.7 million. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Income taxes. For the three months ended March 31, 2008, we recorded $3.4 million of income tax benefits related to losses incurred during the quarter. We have not recognized $4.1 million of tax benefit from the losses resulting from our first-quarter operations, because the realization of these benefits is not considered more likely than not. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

Industry Mergers and Acquisitions

In March 2008, two of Boise Inc.’s major competitors announced their intention to combine their packaging businesses when International Paper agreed to acquire Weyerhaeuser’s containerboard operations. This combination, if it is realized, would create a larger and potentially much stronger competitor. The impact of this merger on our operations and results is uncertain at this time.

Liquidity and Capital Resources

We believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, and working capital requirements for the next 12 months. Our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative, and regulatory factors. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Unless otherwise noted, this discussion of liquidity and capital resources refers to the combined activities of Boise Inc. and the Predecessor for each period presented.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, energy, and interest. For the three months ended March 31, 2008 and 2007, operating activities provided $28.7 million and $27.8 million of cash, respectively.

Relative to 2007, cash provided by operations was negatively affected by lower combined net income for the three months ended March 31, 2008. As discussed under “Operating Results” above, the lower net income in first quarter 2008 reflects the impact of the DeRidder outage, as well as higher interest expense and inventory purchase price adjustments.

Offsetting the decrease in net income was a favorable change in working capital, compared with the first quarter of 2007. In the first quarter of 2008, favorable changes in working capital contributed $6.5 million of cash to operations, while unfavorable changes in working capital used $30.4 million of cash in the first quarter of 2007. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

In first quarter 2008, changes in working capital primarily reflect an increase in accounts payable and accrued expenses, the net effect of which was partially offset by an increase in prepaid corporate expenses. The higher levels of accounts payable and accrued expenses reflect higher trade accounts payable in the Packaging segment, due in large part to increased costs associated with the DeRidder outage. In addition, the Packaging segment had a significant increase in accounts payable to related parties for fiber purchases, which have historically been sourced internally. Accounts receivable for the Packaging segment decreased, which reflects a lower level of sales for March 2008, compared with December 31, 2007, as March sales were impacted by lost production during the DeRidder outage. To a lesser extent, also contributing to the favorable change in working capital was an increase in trade payables for the Paper segment, which reflected an increase in fiber costs.

In addition to the increase in prepaid corporate expenses, these favorable changes in working capital were also partially offset by lower levels of accrued compensation, which reflect bonus payouts by the Predecessor across all segments in first quarter 2008. Accounts receivable increased for the Paper segment and the Corporate and Other segment. Increased receivables in the Paper segment reflect a higher level of sales for March 2008, compared with December 31, 2007. The increase in accounts receivable for the Corporate segment reflects related-party receivables for the trucking business.

Investment Activities

Acquisition

On February 22, 2008, Boise Inc. acquired the Paper, Packaging, and most of the Corporate and Other segments of Boise Cascade for a total purchase price of $1.7 billion, which included $1.3 billion of net cash and fees. Boise Inc. obtained $1.1 billion of financing in conjunction with the Acquisition, which is discussed below in “Financing Activities.”

Combined investing activities of Boise Inc. and Predecessor

Cash investing activities used $814.9 million for the three months ended March 31, 2008, compared with $29.4 million during the same period in 2007. For the three months ended March 31, 2008, investing activities included $1.2 billion in cash spent for the Acquisition, excluding deferred financing fees, as discussed above.

Combined cash capital expenditures for property, plant, and equipment for the three months ended March 31, 2008, was $20.4 million. This amount includes $10.2 million spent by the Predecessor for the period from January 1, 2008, through February 21, 2008, and $10.2 million spent by us from February 22, 2008, through March 31, 2008. Of these amounts, $7.1 million relates to the installation of a shoe press in our DeRidder, Louisiana mill to reduce the use of energy in producing linerboard. We estimate total capital spending of $23 million for the project. As of March 31, 2008, cumulative cash spending on this project totaled $19.1 million, with the balance to be paid in 2008.

For the three months ended March 31, 2007, cash investing activities included $33.0 million of capital expenditures for the purchase of property, plant, and equipment. Approximately $17 million of these expenditures relate to the reconfiguration of the paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure sensitive paper and commodity uncoated free sheet.

We expect capital investments in 2008 to total approximately $110 million to $120 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2008 will be for expansion, business improvement, and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

Financing Activities

Cash provided by financing activities was $811.0 million for the three months ended March 31, 2008, which reflects approximately $1.1 billion of debt financing obtained in conjunction with the Acquisition, partially offset by $120.2 million paid to stockholders who exercised their conversion rights, $94.3 million of deferred financing costs and underwriting fees, and $35.0 million of debt repayments. Under our $250 million revolving credit facility, there was $196.0 million of availability at March 31, 2008. Prior to the Acquisition, financing activities have historically consisted primarily of intercompany loans obtained by the Predecessor

Our expected debt service obligation, assuming interest rates stay at March 31, 2008 levels, is estimated to be approximately $71.0 million for 2008 and $98.6 million for 2009, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $5.6 million per year (based on debt levels and interest rates as of March 31, 2008).

At March 31, 2008, our short- and long-term debt was as follows:

Boise Inc.
March 31, 2008
(millions)

Revolving credit facility, due 2013	$45.0
Tranche A Term Loan, due 2013	250.0
Tranche B Term Loan, due 2014	475.0
Second Lien Term Loan, due 2015	260.7
Current portion of long-term debt	(11.0)
Long-term debt, less current portion	1,019.7
Current portion of long-term debt	11.0
1,030.7

15.75% Related-party note, due 2015	58.8
$1,089.5

Senior Secured Credit Facilities

Our new senior secured credit facilities consist of:

•                    A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus 325 basis points or a calculated base rate plus 325 basis points (the Revolving Credit Facility and collectively with the Tranche A Term Loan Facility and the Tranche B Term Loan Facility, the First Lien Facilities);

•                    A five-year amortizing $250.0 million senior secured Tranche A term loan facility with interest at LIBOR plus 325 basis points or a calculated base rate plus 325 basis points (the Tranche A Term Loan Facility);

•                    A six-year amortizing $475.0 million senior secured Tranche B term loan facility with interest at LIBOR plus 350 basis points (subject to a floor of 4.00%) or a calculated base rate plus 250 basis points (the Tranche B Term Loan Facility); and

•                    A seven-year nonamortizing $260.7 million second lien term loan facility with interest at LIBOR plus 700 basis points (subject to a floor of 5.5%) or a calculated base rate plus 600 basis points (the Second Lien Facility and together with the First Lien Facilities, the Credit Facilities).

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee will accrue from the Acquisition closing date and shall be payable quarterly in arrears. At March 31, 2008, we had $45.0 million of borrowings outstanding under the Revolving Credit Facility. For the three months ended March 31, 2008, the average interest rate for our borrowings under our Revolving Credit Facility was 6.3%. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $80.0 million for the three months ended March 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the three months ended March 31, 2008, was $73.7 million. At March 31, 2008, we had availability of $196.0 million, which is net of outstanding letters of credit of $9.0 million, above the amount we had borrowed.

The Company’s obligations under its Credit Facilities are guaranteed by each of Boise Paper Holdings, L.L.C.’s (the Borrower) existing and subsequently acquired domestic (and, to the extent no material adverse tax consequences to BZ Intermediate Holdings LLC (Holdings) or Borrower would result therefrom and as reasonably requested by the administrative agent under each Credit Facility, foreign) subsidiaries and Holdings (collectively, the Guarantors). The First Lien Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the

Guarantors, including a first-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2,500,000 of consolidated EBITDA during any fiscal year of Borrower), and all intercompany debt. The Second Lien Facility is secured by a second-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a second-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2,500,000 of consolidated EBITDA during any fiscal year of Borrower), and all intercompany debt.

In the event all or any portion of the Tranche B Term Loan Facility is repaid pursuant to any voluntary prepayments or mandatory prepayments with respect to asset sale proceeds or proceeds received from the issuance of debt prior to the second anniversary of the Acquisition closing date, such repayments will be made at (a) 102.0% of the amount repaid if such repayment occurs prior to the first anniversary of the Acquisition closing date and (b) 101.0% of the amount repaid if such repayment occurs on or after the first anniversary of the Acquisition closing date and prior to the second anniversary of the Acquisition closing date.

Subject to the provisions of the intercreditor agreement between the First Lien Facility and the Second Lien Facility, in the event the Second Lien Facility is prepaid as a result of a voluntary or mandatory prepayment (other than as a result of a mandatory prepayment with respect to insurance/condemnation proceeds or excess cash flow) at any time prior to the third anniversary of the Acquisition closing date, Borrower shall pay a prepayment premium equal to the “make-whole premium” as described below.

At any time after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, subject to the provisions of the First Lien Facilities, the Second Lien Facility may be prepaid in whole or in part subject to the “call premium” as described below, provided that loans bearing interest with reference to the reserve-adjusted Eurodollar rate will be prepayable only on the last day of the related interest period unless Borrower pays any related breakage costs.

The “make-whole premium” means, with respect to a Second Lien Facility loan on any date of prepayment, the present value of (a) all required interest payments due on such Second Lien Facility loan from the date of prepayment through and including the make-whole termination date, excluding accrued interest (assuming that the interest rate applicable to all such interest is the swap rate at the close of business on the third business day prior to the date of such prepayment with the termination date nearest to the make-whole termination date plus 7.00%), plus (b) the prepayment premium that would be due if such prepayment were made on the day after the make-whole termination date, in each case discounted to the date of prepayment on a quarterly basis (assuming a 360-day year and actual days elapsed) at a rate equal to the sum of such swap rate plus 0.50%.

The “call premium” means that in the event all or any portion of the Second Lien Facility is repaid as a result of a voluntary prepayment or mandatory prepayment with respect to asset sale proceeds or proceeds received from the issuance of debt after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, such repayments will be made at (i) 105.0% of the amount repaid if such repayment occurs on or after the third anniversary of the Acquisition closing date and prior to the fourth anniversary of the Acquisition closing date, (ii) 103.0% of the amount repaid if such repayment occurs on or after the fourth anniversary of the Acquisition closing date and prior to the fifth anniversary of the Acquisition closing date, and (iii) 101.0% of the amount repaid if such repayment occurs on or after the fifth anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date.

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. Required debt principal repayments, excluding those from excess cash flows, total $8.3 million for the balance of 2008; $15.7 million in 2009; $26.6 million in 2010; $48.5 million in 2011; $134.4 million in 2012; and $797.2 million thereafter.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default and indemnification customary for loan agreements for similar leveraged acquisition financings, and other representations and warranties, covenants, and events of default deemed by the administrative agent of the First Lien Facilities or the Second Lien Facility, as applicable, to be appropriate for the specific transaction. The First Lien Facilities require Holdings and its subsidiaries to maintain a minimum interest coverage ratio and a maximum leverage ratio, the Second Lien Facility requires Holdings and its subsidiaries to maintain a maximum leverage ratio, and the Credit Facilities limit the ability of Holdings and its subsidiaries to make capital expenditures.

In connection with the Acquisition, Boise Inc. entered into a note (the Related-Party Note) with Boise Cascade as partial consideration. Subsequently, Boise Cascade transferred the note payable to its parent company, Boise Cascade Holdings, L.L.C. With the exception of the subsidiaries party to the Credit and Guaranty Agreement, dated as of February 22, 2008, by and among Boise Paper Holdings, L.L.C., BZ Intermediate Holding Sub LLC, the other subsidiaries of the Company party thereto, the lenders and agents party thereto, Goldman Sachs Credit Partners L.P., as joint lead arranger, administrative agent, and collateral agent, and Lehman Brothers Inc., as joint lead arranger, each of the Company’s current and future domestic subsidiaries are joint and several obligors under this Related-Party Note. On February 22, 2008, certain subsidiaries of the Company entered into a Subordinated Guaranty Agreement, guaranteeing the obligations of the Company to Boise Cascade under the Related-Party Note.

The Related-Party Note bears interest at 15.75% per annum (computed on the basis of a 360-day year), payable quarterly (each such quarterly payment date, an Interest Payment Date). Interest will accrue on the Related-Party Note and be added to the principal amount of the Related-Party Note on each Interest Payment Date. The Related-Party Note matures on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the amount of the Related-Party Note will be approximately $180.2 million.

The Company may prepay the Related-Party Note at any time in whole or in part, without premium or penalty, subject to any restrictions contained in the Company’s senior credit facilities. The Company must prepay the Related-Party Note upon the occurrence of the following events: (i) a Change of Control (as defined in the Credit Facilities); (ii) a sale or transfer of 50% or more of the Company’s assets; and (iii) Events of Default (as provided in the Related-Party Note). The Company must use the proceeds from the sale of equity or debt securities or borrowings to repay the Related-Party Note, subject to any restrictions contained in the Company’s senior credit facilities. Any postclosing adjustments to the purchase price in connection with the Acquisition resulting in a payment owed to the Company will be effected by means of a reduction in the principal amount of the Related-Party Note.

The Predecessor had no short- or long-term debt outstanding at December 31, 2007.

Other

At March 31, 2008, we had $81.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $0.8 million of amortization expense for the three months ended March 31, 2008.

For the three months ended March 31, 2008, cash payments for interest, net of interest capitalized, was $8.5 million.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. We purchased interest rate caps with a term of 3 years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a cap rate of 5.00% on a notional amount of $425 million for the period April 21, 2008, through March 31, 2009; a notional amount of $350 million for the period March 31, 2009, through March 31, 2010; and

a notional amount of $300 million for the period March 31, 2010, through March 31, 2011.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2008. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	Remainder of 2008	2009-2010	2011-2012	Thereafter	Total
			(millions)

Long-term debt, including current portion (a)	$8.3	$42.3	$182.9	$797.2	$1,030.7
Interest (b)	62.7	164.5	154.9	112.9	495.0
Note payable to related-party (c)	—	—	—	180.2	180.2
Operating leases (d)	8.7	20.4	14.6	22.4	66.1
Purchase obligations
Raw materials and finished goods inventory (e)	73.0	75.9	20.5	19.5	188.9
Utilities (f)	18.0	11.5	0.6	0.4	30.5
Capital spending	0.4	—	—	—	0.4
Other	8.9	6.7	0.1	—	15.7
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits (g)	0.6	31.0	27.7	0.3	59.6
Other	3.0	6.2	6.4	17.8	33.4
	$183.6	$358.5	$407.7	$1,150.7	$2,100.5

(a)                                  These borrowings are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt.

(b)                                 Amounts represent estimated interest payments as of March 31, 2008, and assume our long-term debt is held to maturity.

(c)                                  In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated 15.75% Related-Party Note Payable that compounds quarterly and matures in 2015 to Boise Cascade. Subsequently, Boise Cascade transferred the note to its parent company, Boise Cascade Holdings, L.L.C. The interest on the Related-Party Note is not paid in cash, but accumulates and is added to the principal amount outstanding on the Related-Party Note. The table above assumes that the accumulated interest is paid in 2015 with the principle balance of the note. Subsequent to the Acquisition, the Related-Party Note increased by $16.8 million for estimated working capital adjustments, the amount by which the working capital of the acquired paper and packaging businesses exceeded $329.0 million. Final working capital adjustments will be made in the second quarter of 2008, and are expected to increase the note by approximately $0.5 million.

(d)                                 We enter into operating leases in the normal course of business. We lease our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or we entered into additional operating lease agreements. For more information, see Note 7, Leases, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I-Item 1. Consolidated Financial Statements” of this Form 10-Q.

(e)                                  Included among our raw materials purchase obligations are contracts to purchase approximately $185.6 million of wood fiber. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or current quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(f)                                    We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2007, or upon contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(g)                                 Amounts consist primarily of pension and other postretirement benefit obligations, including current portion.

Off-Balance-Sheet Activities

At March 31, 2008, and December 31, 2007, we had no material off-balance-sheet arrangements with unconsolidated entities. The Predecessor had no off-balance-sheet arrangements with unconsolidated entities at December 31, 2007.

Guarantees

Note 21, Commitments and Guarantees, and Note 13, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Environmental

For information on environmental issues, see Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008. There have been no material changes to Boise Inc.’s environmental information from that disclosed for the Predecessor in the Current Report on Form 8-K filed with the SEC on February 28, 2008.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008. Except as disclosed below, as of March 31, 2008, there have been no changes in Boise Inc.’s critical accounting estimates from those the Predecessor disclosed in Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008.

Acquisitions – Purchase Price Allocation

We account for acquisitions in accordance with the provisions of SFAS No. 141, Business Combinations. We assign to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. We record the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.

We have made a preliminary purchase price allocation in connection with our Acquisition of the Paper, Packaging, and most of the Corporate and Other segments of Boise Cascade. This purchase price allocation is preliminary and will remain so until we complete a third-party valuation and have obtained all the necessary information to make fair value determinations. Once our purchase price allocation is completed, we may have changes to the amounts recorded in our preliminary allocation. If necessary, we have up to one year after the closing date of our Acquisition to finish these fair value determinations and finalize the purchase price allocation.

New and Recently Adopted Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in 2009. Early adoption of SFAS No. 161 is permitted. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our consolidated financial statements. However, their impact will be limited to business combinations occurring on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We adopted this standard January 1, 2008, and the adoption did not have an impact on our financial position or results of operations. In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We must adopt these new requirements no later than our first quarter of fiscal 2009.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income,” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

With the exception of the Related-Party Note, our debt is variable-rate debt. As described in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation” in this Form 10-Q, in late April 2008, we entered into interest rate derivative financial instruments to hedge a portion of our exposure to changes in interest rates.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of March 31, 2008, we had entered into derivative instruments related to approximately 3% of our forecasted natural gas purchases from July 2008 through October 2008 and approximately 2% of our forecasted natural gas purchases from November 2008 through March 2009. We have elected to account for these instruments as economic hedges and record the changes in fair value in “Materials, labor, and operating expenses” in our Consolidated Statements of Income (Loss). In April 2008, we entered into derivative instruments to hedge additional exposure related to natural gas prices.

Foreign Currency Risk

At March 31, 2008, we had no material foreign currency risk.

Predecessor

During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

ITEM 4T.          CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q are certifications of our chief executive officer and chief financial officer. Rule 13a-14 of the Securities Exchange Act of 1934, as amended, requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. Since the Acquisition, we have had a disclosure committee. The committee meets regularly and receives input from our senior management, general counsel, internal audit staff, and independent accountants. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our disclosure controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

As a result of management’s evaluation of the design and operation of our disclosure controls and procedures, we have identified a number of changes during the first quarter of 2008 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting. All of these changes related to the Acquisition of the packaging and paper assets of Boise Cascade. Specifically, as a result of the Acquisition, our existing financial reporting processes were all expanded and or modified. To accommodate the Acquisition of our operating assets, we implemented significant disclosure controls and procedures related to financial reporting, revenue and receivables, purchasing and payables, property and equipment, treasury, inventory, payroll, employee benefits, non-recurring transactions, information technology, and other control functions. The vast majority of these controls and procedures had been implemented previously by Boise Cascade.

In addition, and also in conjunction with the Acquisition, we have enhanced our governance framework through the formation of new board committees (compensation, governance, and executive committees) and the adoption and implementation of a new code of ethics, governance guidelines, disclosure committee and procedures, and standing board resolutions that govern the authority delegated to management. This governance framework is intended to ensure that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II—OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A	RISK FACTORS

This quarterly report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the “Recent Trends and Operational Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statements.

Unless otherwise noted, this discussion of Risk Factors refers to the combined activities of Boise Inc. and the Predecessor.

The paper industry is cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes. Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes, and margins for our products. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of our paper products, including our cut-size office paper, containerboard, and newsprint, are commodities that are widely available from other producers. Even our noncommodity products, such as premium papers, are impacted by commodity prices since the prices of these grades are often tied to commodity prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the commodity products we make and distribute, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets, as well as foreign currency exchange rates. For example, demand for our paper products fluctuates with levels of employment, the state of durable and nondurable goods industries, and prevailing levels of advertising and print circulation. In recent years, particularly since 2000, demand for some grades of paper has decreased as electronic transmission and document storage alternatives have become more prevalent. Newsprint demand in North America has been in decline for decades as electronic media has increasingly displaced paper as a medium for information and communication.

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

Prices for all of our products are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Market conditions beyond our control determine the prices for our commodity products, and as a result, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw materials and energy prices, which represent the largest components of our operating costs and can fluctuate based upon factors beyond our control, as described below. If the prices of our products decline, or if our raw materials or energy costs increase, or both, then our sales and profitability could be materially and adversely affected.

We face strong competition in our markets. The paper and packaging and newsprint industry is highly competitive, and we face competition from numerous competitors, domestic as well as foreign. Some of our competitors are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, and/or lower operating costs, compared with our company. Because of ongoing consolidation in our industry, many of our competitors have become larger, and this trend may continue in the future. Some of our competitors have less indebtedness than we do, and therefore, more of their cash will be available for business purposes other than debt service. As a result, we may be unable to compete with other companies in the market during the various stages of the business cycle and particularly during any downturns.

Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all. Wood fiber is our principal raw material, accounting for approximately 27% and 15% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments, respectively, for the three months ended March 31, 2008. Wood fiber is a commodity, and prices have historically been cyclical. In addition, availability of wood fiber is often negatively affected if demand for building products declines, since wood fiber, including wood chips, sawdust, and shavings, is a byproduct in the manufacture of building products. Wood fiber for our paper mills in the Northwest comes predominantly from building products manufacturing plants. Because of the decline in the housing markets and new construction, a number of building products manufacturing plants have been curtailed and closed in the Northwest. These curtailments affect the availability and price of wood fiber in the region and, in turn, affect the operating and financial performance of our Northwest paper mills. In many cases, we may be unable to increase product prices in response to increased wood fiber costs, depending on other factors affecting the demand or supply of paper. Further, severe or sustained shortages of fiber could cause us to curtail our own operations, resulting in material and adverse affects on our sales and profitability.

Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health, and the response to, and prevention of, catastrophic wildfires can also affect log and fiber supply. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. In addition, since a number of our manufacturing facilities use wood-based biomass as an alternative energy source, an increase in wood fiber costs or a reduction in availability can increase the price of, or reduce the total usage of biomass, which could result in higher energy costs.

Further increases in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins. Energy is one of our most significant costs, and it accounted for approximately 16% and 14% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments, respectively, for the three months ended March 31, 2008. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We have some flexibility to switch between fuel sources; however, we have significant exposure to natural gas, fuel oil, and biomass (hog fuel) price increases. Increased demand for these fuels (which could be driven by cold weather) or further supply constraints could drive prices higher. The electricity rates charged to us are impacted by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and the relevant regulatory situation.

Other raw materials we use include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sodium hydroxide, and dyes. Purchases of chemicals accounted for approximately 14% and 6% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments, respectively, for the three months ended March 31, 2008. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

For our products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs to our customers in the short term. Any sustained increase in chemical or energy prices would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines or facilities.

Some of our paper products are vulnerable to long-term declines in demand due to competing technologies or materials. Our uncoated free sheet paper and newsprint compete with electronic transmission, document storage alternatives, and paper grades we do not produce. As the use of these alternatives grows, demand for paper products may shift from one grade of paper to another or be eliminated altogether. For example, demand for newsprint has declined and may continue to decline as newspapers are replaced with electronic media, and demand for our uncoated free sheet paper for use in preprinted forms has declined and may continue to decline as the use of desktop publishing and on-demand printing continues to displace traditional forms. Demand for our containerboard may decline as corrugated paper packaging may be replaced with other packaging materials. Any substantial shift in demand from our products to competing technologies or materials could result in a material decrease in sales of our products. The increase in imports also has negatively influenced demand for domestic containerboard, as more products are manufactured and packaged offshore.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively impact our net income. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•      Maintenance outages;

•      Prolonged power failures;

•      An equipment failure;

•      Disruption in the supply of raw materials, such as wood fiber, energy, or chemicals;

•      A chemical spill or release;

•      Closure because of environmental-related concerns;

•      Explosion of a boiler;

•      The effect of a drought or reduced rainfall on our water supply;

•      Disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;

•      Fires, floods, earthquakes, hurricanes, or other catastrophes;

•      Terrorism or threats of terrorism;

•      Labor difficulties; or

•      Other operational problems.

Future events may cause shutdowns, which may result in downtime and/or cause damage to our facilities. Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements. Our manufacturing businesses are capital-intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency, and comply with environmental laws. On a combined basis, during the three months ended March 31, 2008, our total capital expenditures, excluding acquisitions, were approximately $20.4 million. We expect to spend approximately $110 million to $120 million on capital expenditures for 2008. Our capital expenditures are expected to be between $110 million and $130 million annually over the next five years, excluding acquisitions or major capital expenditures.

If we require funds for operating needs and capital expenditures beyond those generated from operations, we may not be able to obtain them on favorable terms, or at all. In addition, our debt service obligations will reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations or we may become unable to manufacture products that can compete effectively in one or more of our markets.

Our operations are affected by our relationship with OfficeMax Incorporated (“OfficeMax”). Pursuant to a 2004 paper supply contract that remained in place after the Acquisition, OfficeMax is required to purchase its North American requirements for certain grades of paper from us. We anticipate that OfficeMax will continue to be our largest customer and that we will continue to depend on OfficeMax’s distribution network for a substantial portion of our uncoated free sheet sales in the future. Any significant deterioration in OfficeMax’s financial condition or our relationship with OfficeMax, or a significant change in OfficeMax’s business strategy, could result in OfficeMax ceasing to be our customer, or failing to satisfy its contractual obligations to us, or simply result in lower uncoated free sheet (cut size) paper sales through OfficeMax, which in turn could reduce our sales.

We are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities. We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. We expect to incur approximately $1 million of capital expenditures for environmental compliance for 2008. We expect to continue to incur significant capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.

As an owner and operator of real estate, we may be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from our properties. We may have liability under these laws whether or not we knew of, or were responsible for, the presence of these substances on our property, and in some cases, our liability may not be limited to the value of the property.

The purchase and sale agreement governing the 2004 transaction with OfficeMax (2004 Transaction) contained customary representations, warranties, covenants, and indemnification rights in favor of Boise Cascade’s parent entity (as the purchaser thereunder) and Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., and Boise Cascade Transportation Holdings Corp.; therefore, after the Acquisition was consummated, the Paper Group continues to have unlimited indemnification rights against OfficeMax for certain preclosing liabilities, including for hazardous substance releases and other environmental violations that occurred prior to the 2004 Transaction or that arose out of pre-2004 operations at the businesses, facilities, and other assets purchased by Boise Cascade. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required. Furthermore, we are not entitled to indemnification for liabilities incurred due to releases and violations of environmental laws occurring after the 2004 Transaction.

Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures. In addition, we may be impacted if laws concerning climate change are enacted that regulate greenhouse gas (GHG) emissions. Such laws require buying allowances for mill GHG emissions or cause expenditure of capital to reduce GHG emissions.

Labor disruptions or increased labor costs could adversely affect our business. While we believe we have good labor relations and have established staggered labor contracts for each of our five paper mills to minimize potential disruptions in the event of a labor dispute, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demand or increased costs, thereby reducing our sales and profitability. As of March 31, 2008, we had approximately 4,600 employees. Approximately 2,750, or 60%, of these employees work pursuant to collective bargaining agreements. We are currently in negotiations at our Wallula, Washington, packaging facility (126 employees represented by the United Steelworkers). This year, labor contracts will expire at our Jackson, Alabama, converting facility (106 employees represented by the United Steelworkers) in June and at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers) in December. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

If the Acquisition’s benefits do not meet the expectations of the marketplace, investors, financial analysts, or industry analysts, the market price of our common stock may decline. The market price of our common stock may decline as a result of the Acquisition if we do not perform as expected or if we do not otherwise achieve the perceived benefits of the Acquisition as rapidly as, or to the extent anticipated by, the marketplace, investors, financial analysts, or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price, and we may not be able to raise future capital, if necessary, in the equity markets.

Our stock ownership is highly concentrated, and as a result, Boise Cascade Holdings, L.L.C., will influence our affairs significantly. Boise Cascade Holdings, L.L.C., owns approximately 49% of our common stock. As a result, Boise Cascade Holdings, L.L.C., will have significant representation on our board of directors and will have the voting power to significantly influence our policies, business, and affairs and will also have the ability to influence the outcome of any corporate transaction or other matter, including mergers, consolidations, and the sale of all or substantially all of our assets. This concentration may have the effect of delaying, deterring, or preventing a change of control that otherwise could result in a premium in the price of our common stock.

Our indebtedness could adversely affect our financial condition and impair our ability to operate. We have approximately $1,090 million of outstanding indebtedness (consisting of approximately $1,031 million under the new credit facilities and approximately $59 million under a related-party note). The level of indebtedness incurred in connection with the Acquisition could have important consequences for our business, financial condition, and operating results, including the following:

•                  It may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions, debt service requirements, and other financing needs;

•                  Our interest expense would increase if interest rates generally rise, because a substantial portion of our indebtedness, including all of our indebtedness under our new credit facilities, bears interest at floating rates;

•                  It may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•                  We will be subject to debt covenants that may restrict management’s ability to make certain business decisions;

•                  We may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•                  It may make us more vulnerable to a downturn in our business, our industry, or the economy in general;

•                  A substantial portion of our cash flow from operations will be dedicated to the repayment of indebtedness, including indebtedness we may incur in the future, and will not be available for other business purposes; and

•                  There would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Our operations may not be able to generate sufficient cash flows to meet our debt service obligations. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. As a result, it is possible that we may not generate sufficient cash flow from our operations to enable us to repay our indebtedness, make interest payments, and to fund other liquidity needs. To the extent we do not generate sufficient cash flow to meet these requirements, it would impact our ability to operate as a going concern.

The indebtedness incurred by us under the new credit facilities bears interest at variable rates, in which case increases in interest rates would cause our debt service requirements to increase. In such a case, we might need to refinance or restructure all or a portion of our indebtedness on or before maturity. However, we may not be able to refinance any of our indebtedness, including the new credit facilities, on commercially reasonable terms, or at all. Our expected debt service obligation, assuming interest rates stay at March 31, 2008, levels, is estimated to be approximately $83.8 million in cash interest payments and fees per annum, which amount will be reduced each year in accordance with scheduled debt amortization payments, if made. In addition, debt service requirements will also include scheduled principal payments totaling at $8.3 million for 2008 and rising to a maximum of $447.7 million for 2014.

A default under our indebtedness may have a material adverse effect on our business and financial condition. In the event of a default under our new credit facilities, the lenders generally would be able to declare all such indebtedness, together with interest, to be due and payable. In addition, borrowings under the new credit facilities are secured by first- and second-priority liens, as applicable, on all of our assets and our subsidiaries’ assets, and in the event of a default under those facilities, the lenders generally would be entitled to seize the collateral. Moreover, upon the occurrence of an event of default, the commitment of the lenders to make any further loans would be terminated. Accordingly, a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our overall business, the results of our operations, and our financial condition.

Servicing debt could limit funds available for other purposes. We will use cash from operations to pay the principal and interest on our debt. These payments will limit funds available for other purposes, including expansion of our operations through acquisitions, funding future capital expenditures, and the payment of dividends.

Our new credit facilities contain restrictive covenants that will limit our overall liquidity and corporate activities. The new credit facilities impose operating and financial restrictions that will limit our ability to:

•      Create additional liens on our assets;

•      Make investments or acquisitions;

•      Pay dividends;

•      Incur additional indebtedness or enter into sale/leaseback transactions;

•      Sell assets, including capital stock of subsidiaries;

•      Enable our subsidiaries to make distributions;

•      Enter into transactions with our affiliates;

•      Enter into new lines of business; and

•      Engage in consolidations, mergers, or sales of substantially all of our assets.

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

The new credit facilities also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control, and these types of restrictions could:

•                  Limit our ability to plan for, or react to, market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•                  Adversely affect our ability to finance our operations, strategic acquisitions, investments, alliances, and other capital needs or to engage in other business activities that would be in our best interest.

If we fail to maintain effective systems for disclosure and internal controls over financial reporting, we may be unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner. Section 404 of the Sarbanes-Oxley Act will require us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of the internal controls. It will also require an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2008, and subsequent years. It may cost us more than we expect to comply with these controls and procedure-related requirements. If we discover areas of internal controls that need improvement, we cannot be certain that any remedial measures taken will ensure that we implement and maintain adequate internal controls over financial processes and reporting in the future. Any failure to implement requirements for new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding the issuance of securities to Boise Cascade in connection with the Acquisition is set forth in “Item 3.02, Unregistered Sales of Equity Securities” in our Report on Form 8-K filed with the SEC on February 28, 2008, and is incorporated by reference.

In February 2008, in connection with the Acquisition, holders of 12,347,427 shares of our common stock issued in Aldabra 2 Acquisition Corp.’s initial public offering elected to exercise conversion rights, reducing the number of shares outstanding to 77,259,947.  Each shareholder who properly exercised conversion rights received $9.7323831 per share.  All shares that were converted as part of the Acquisition were retired.  No additional shares may be converted.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On February 5, 2008, Aldabra 2 Acquisition Corp. (Aldabra 2) held a special meeting of Stockholders (the Special Meeting) at 10:00 a.m., Eastern Standard Time, at the offices of Kramer Levin Naftalis & Frankel LLP, 1177 Avenue of the Americas, New York, New York 10036. At the Special Meeting, the stockholders voted upon and approved the six proposals set forth below. A total of 41,400,000 shares issued in Aldabra 2’s initial public offering were eligible to vote at the meeting.

Proposal		Votes For	Votes Against or Withheld	Abstentions	Not Voted

1.	Adoption of the Purchase and Sale Agreement dated as of September 7, 2007, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2, and Aldabra Sub LLC, as amended by Amendment No. 1 to Purchase and Sale Agreement dated October 18, 2007, by and among such persons, and to approve the transactions contemplated by the purchase agreement (the Acquisition Proposal).	24,264,669	12,543,778	1,669,206	2,922,347

2.	Adoption of a certificate of amendment to Aldabra 2’s existing amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 100 million to 250 million (the Closing Charter Amendment Proposal).	28,225,279	9,583,012	669,362	2,922,347

3.	Adoption of an amended and restated charter immediately following the closing of the Acquisition to, among other things, change Aldabra 2’s name to “Boise Inc.,” delete certain provisions relating to Aldabra 2 as a blank check company, and create perpetual corporate existence (the Amended and Restated Charter Proposal).	28,241,144	9,566,877	669,632	2,922,347

4.

Election of the following nine members of the board of directors to serve on the Boise Inc. board of directors from the completion of the Acquisition until their successors are duly elected and qualified:

	Carl A. Albert	30,577,046	8,193,784	—	2,629,170
	Zaid F. Alsikafi	31,414,428	7,356,402	—	2,629,170
	Jonathan W. Berger	30,581,746	8,189,084	—	2,629,170
	Jack Goldman	31,418,128	7,352,702	—	2,629,170
	Nathan D. Leight	31,405,131	7,365,699	—	2,629,170
	Thomas S. Souleles	31,407,028	7,363,802	—	2,629,170

	W. Thomas Stephens	31,404,831	7,365,999	—	2,629,170
	Alexander Toeldte	31,405,131	7,365,699	—	2,629,170
	Jason G. Weiss	31,409,556	7,361,274	—	2,629,170

5.	Adoption of the 2008 Boise Inc. Incentive and Performance Plan (the Incentive Plan Proposal).	28,207,306	9,600,985	669,362	2,922,347

6.	Adoption of an adjournment proposal to authorize the adjournment of the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event there were insufficient votes at the time of the Special Meeting to adopt the Acquisition Proposal, the Closing Charter Amendment Proposal, the Amended and Restated Charter Proposal, and/or the Incentive Plan Proposal.	28,069,020	9,739,271	669,362	2,922,347

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE INC.

/s/ Samuel K. Cotterell
Samuel K. Cotterell
Vice President and Controller
(As Duly Authorized Officer and Chief
Accounting Officer)

Date: May 5, 2008

BOISE INC.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008

Number	Description

10	Boise Inc. Directors Deferred Compensation Plan, Effective April 4, 2008

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc.