Form 10-Q
period 2008-06-30
BOISE INC.
filed 2008-08-06
CIK 1391390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2008
Common Stock, $.0001 Par Value	79,722,147

i

Item 5.	Other Information	61

Item 6.	Exhibits	62

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

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except for share data)

	Boise Inc.		Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended June 30, 2007

Sales
Trade	$586,583	$—	$403,472
Related parties	31,824	—	179,150
	618,407	—	582,622

Costs and expenses
Materials, labor, and other operating expenses	544,090	—	503,465
Fiber costs from related parties	7,015	—	10,280
Depreciation, amortization, and depletion	32,689	—	30,796
Selling and distribution expenses	14,817	—	14,545
General and administrative expenses	12,262	18	10,277
Other (income) expense, net	(96)	—	(3,292)
	610,777	18	566,071

Income (loss) from operations	7,630	(18)	16,551

Foreign exchange gain (loss)	(209)	—	530
Change in fair value of interest rate derivatives	510	—	—
Interest expense	(26,145)	—	—
Interest income	178	511	157
	(25,666)	511	687

Income (loss) before income taxes	(18,036)	493	17,238
Income tax (provision) benefit	(14)	(224)	(703)
Net income (loss)	$(18,050)	$269	$16,535

Weighted average common shares outstanding:
Basic and diluted	77,259,947	14,444,506	—

Net loss per common share:
Basic and diluted	$(0.23)	$0.02	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except share data)

	Boise Inc.		Predecessor
	Six Months Ended June 30, 2008	February 1 (Inception) Through June 30, 2007	January 1 Through February 21, 2008	Six Months Ended June 30, 2007

Sales
Trade	$812,627	$—	$258,430	$806,384
Related parties	33,768	—	101,490	354,939
	846,395	—	359,920	1,161,323

Costs and expenses
Materials, labor, and other operating expenses	739,519	—	313,931	991,419
Fiber costs from related parties	25,644	—	7,662	21,307
Depreciation, amortization, and depletion	45,436	—	477	61,567
Selling and distribution expenses	20,760	—	9,097	28,867
General and administrative expenses	16,811	19	6,606	19,727
Other (income) expense, net	(124)	—	(989)	(884)
	848,046	19	336,784	1,122,003

Income (loss) from operations	(1,651)	(19)	23,136	39,320

Foreign exchange gain (loss)	(1,062)	—	54	602
Change in fair value of interest rate derivatives	510	—	—	—
Interest expense	(37,580)	—	(2)	—
Interest income	1,999	511	161	285
	(36,133)	511	213	887

Income (loss) before income taxes	(37,784)	492	23,349	40,207
Income tax (provision) benefit	3,363	(224)	(563)	(1,681)
Net income (loss)	$(34,421)	$268	$22,786	$38,526

Weighted average common shares outstanding:
Basic and diluted	69,971,391	12,834,000	—	—

Net loss per common share:
Basic and diluted	$(0.49)	$0.02	$—	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Balance Sheets

(unaudited, in thousands)

	Boise Inc.		Predecessor
	June 30, 2008	December 31, 2007	December 31, 2007

ASSETS

Current
Cash and cash equivalents	$21,125	$186	$8
Cash held in trust	—	403,989	—
Receivables
Trade, less allowances of $831, $0, and $1,063	233,786	—	181,799
Related parties	3,940	—	36,452
Other	8,213	—	10,224
Inventories	340,702	—	324,679
Other	14,862	144	6,936
	622,628	404,319	560,098

Property
Property and equipment, net	1,284,229	—	1,192,344
Fiber farms and deposits	13,022	—	17,843
	1,297,251	—	1,210,187

Deferred financing costs	78,881	—	—
Goodwill	—	—	42,218
Intangible assets, net	22,524	—	23,967
Other assets	11,162	3,293	9,242
Total assets	$2,032,446	$407,612	$1,845,712

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Balance Sheets (continued)

(unaudited, in thousands, except share data)

	Boise Inc.		Predecessor
	June 30, 2008	December 31, 2007	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$12,563	$—	$—
Income taxes payable	6	1,280	306
Accounts payable
Trade	222,312	—	178,686
Related parties	6,080	—	299
Accrued liabilities
Compensation and benefits	41,542	—	53,573
Interest payable	617	—	—
Deferred underwriting fee	—	12,420	—
Other	14,603	1,015	16,716
	297,723	14,715	249,580

Debt
Long-term debt, less current portion	1,035,388	—	—
Notes payable	61,655	—	—
	1,097,043	—	—

Other
Deferred income taxes	322	—	896
Compensation and benefits	61,965	—	6,030
Other long-term liabilities	30,975	—	29,427
	93,262	—	36,353

Common stock subject to possible conversion	—	159,760	—
(16,555,860 shares at conversion value at December 31, 2007)

Commitments and contingent liabilities

Stockholders’ Equity
Business unit equity	—	—	1,559,779
Preferred stock, $.0001 par value per share: 1,000,000 shares authorized; none issued	—	—	—
Common stock, $.0001 par value per share: 250,000,000 shares authorized; 79,722,147 shares and 51,750,000 shares issued and outstanding (which included 16,555,860 shares subject to possible conversion at December 31, 2007)	8	5	—
Additional paid-in capital	572,829	227,640	—
Accumulated other comprehensive income	510	—	—
Income accumulated during development stage	—	5,492	—
Accumulated deficit	(28,929)	—	—
Total stockholders’ equity	544,418	233,137	1,559,779

Total liabilities and stockholders’ equity	$2,032,446	$407,612	$1,845,712

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Boise Inc.		Predecessor
	Six Months Ended June 30, 2008	February 1 (Inception) Through June 30, 2007	January 1 Through February 21, 2008	Six Months Ended June 30, 2007

Cash provided by (used for) operations
Net income (loss)	$(34,421)	$268	$22,786	$38,526
Items in net income (loss) not using (providing) cash
Depreciation, amortization, and depletion of deferred financing costs and other	48,453	—	477	61,567
Share-based compensation expense	775	—	—	—
Related-party interest expense	2,760	—	—	—
Notes payable interest expense	561	—	—	—
Interest income on cash held in trust	—	(510)	—	—
Pension and other postretirement benefit expense	4,180	—	1,826	6,581
Deferred income taxes	(3,276)	—	11	59
Change of fair value of interest rate derivatives	(510)	—	—	—
Gain on changes in retiree healthcare programs	—	—	—	(4,367)
(Gain) loss on sales of assets, net	(20)	—	(943)	1,342
Other	(2,808)	—	(91)	(27)
Decrease (increase) in working capital, net of acquisitions
Receivables	10,278	—	(23,522)	(12,584)
Inventories	(7,457)	—	5,343	4,695
Prepaid expenses	(6,654)	(62)	875	(2,537)
Accounts payable and accrued liabilities	26,033	12	(10,718)	(1,155)
Current and deferred income taxes	(976)	224	335	393
Pension and other postretirement benefit payments	(171)	—	(1,826)	(6,581)
Other	(902)	—	2,326	3,371
Cash provided by (used for) operations	35,845	(68)	(3,121)	89,283

Cash provided by (used for) investment
Acquisition of businesses and facilities	(1,215,601)	—	—	—
Cash released from (held in) trust	403,989	(399,500)	—	—
Expenditures for property and equipment	(35,853)	—	(10,168)	(68,699)
Sales of assets	37	—	17,662	3,996
Other	(941)	—	863	1,776
Cash provided by (used for) investment	(848,369)	(399,500)	8,357	(62,927)

Cash provided by (used for) financing
Issuances of long-term debt	1,085,700	—	—	—
Payments of long-term debt	(37,749)	—	—	—
Issuances of short-term debt	—	137	—	—
Payments of short-term debt	—	(137)	—	—
Payments to stockholders for exercise of conversion rights	(120,170)	—	—	—
Payments of deferred financing fees	(81,898)	—	—	—
Payments of deferred underwriters fees	(12,420)	(16,560)	—	—
Proceeds from sale of shares of common stock to initial stockholders	—	25	—	—
Proceeds from public offering	—	414,000	—	—
Proceeds from issuance of insider warrants	—	3,000	—	—
Net equity transactions with related parties	—	—	(5,237)	(26,356)
Other	—	(607)	—	—
Cash provided by (used for) financing	833,463	399,858	(5,237)	(26,356)

Increase (decrease) in cash and cash equivalents	20,939	290	(1)	—

Balance at beginning of the period	186	—	8	7
Balance at end of the period	$21,125	$290	$7	$7

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

Boise Inc. (formerly Aldabra 2 Acquisition Corp.) or “the Company,” “we,” “us,” or “our” was a blank check company created on February 1, 2007 (inception) and organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business. On February 22, 2008, Boise Inc. completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-Q as the “Predecessor.” The Acquisition was accomplished through the Company’s acquisition of Boise Paper Holdings, L.L.C. See Note 2, Acquisition of Boise Cascade’s Paper and Packaging Operations, for more information related to the Acquisition.

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

The accompanying consolidated statements of income (loss) for the three and six months ended June 30, 2008, and cash flows for the six months ended June 30, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through June 30, 2008. The consolidated statements of income (loss) for the period of January 1 through February 21, 2008, and for the three and six months ended June 30, 2007, and the consolidated statements of cash flows for the period of January 1 through February 21, 2008, and the six months ended June 30, 2007, of the Predecessor are presented for comparative purposes. The three months ended June 30, 2007, and the period of February 1 (inception) through June 30, 2007, represents the activities of Aldabra 2 Acquisition Corp.

The quarterly consolidated financial statements presented have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited consolidated financial statements should be read in conjunction with our Quarterly Report on Form 10-Q for the period ended March 31, 2008, our 2007 Annual Report on Form 10-K, and the audited consolidated financial statements and footnotes included in Boise Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on February 28, 2008, which includes the accounting policies of the Predecessor that we adopted in conjunction with the Acquisition.

For the Predecessor periods presented, the consolidated financial statements include accounts specifically attributed to the Paper Group and a portion of Boise Cascade’s shared corporate general and administrative expenses. These shared services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Some corporate costs related solely to the Predecessor and were allocated totally to these operations. Shared corporate general and administrative expenses not specifically identifiable to the Paper Group were allocated primarily based on average sales, assets, and labor costs. The Predecessor consolidated financial statements do not include an allocation of Boise Cascade’s debt, interest, and deferred financing costs, because none of these items were specifically identified as corporate advances to, or borrowings by, the Predecessor. Boise Cascade used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs are not allocated to the Predecessor, the effects of the interest rate swaps are not included in the consolidated financial statements. During the Predecessor periods presented, income taxes, where applicable, were calculated as if the Predecessor were a separate taxable entity. For the period of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, the majority of the businesses and assets of the Predecessor were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. In addition to the businesses and assets held and operated by limited liability companies, the Predecessor had taxable corporations subject to federal, state, and local income taxes for which taxes were recorded. Information on the allocations and related-party transactions is included in Note 4, Transactions With Related Parties.

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

The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including estimated direct transaction costs and purchase price adjustments, are summarized as follows:

Preliminary February 22, 2008
(thousands)

Cash paid to Boise Cascade	$1,252,281
Cash paid to Boise Cascade for financing and other fees	24,915
Less: cash contributed by Boise Cascade	(38,000)
Net cash	1,239,196

Equity at $9.15 average price per share	346,395
Lack of marketability discount	(41,567)
Total equity	304,828

Note payable to Boise Cascade at closing	41,000
Working capital adjustment	17,334
Total note payable to Boise Cascade	58,334

Fees and expenses	60,927

Total purchase price	$1,663,285

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

Note payable

In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million, effective February 22, 2008. The increase of the note reflects $17.3 million of post-closing working capital adjustments in Boise Cascade’s favor. After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for a reported $53.8 million before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes is related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes on our Consolidated Balance Sheet. See Note 4, Transactions with Related Parties, and Note 13, Debt, for further information on the notes.

Fees and expenses consist primarily of debt issuance fees and direct costs of the transaction.

The purchase price allocation is preliminary. The final purchase price allocation will be based on the fair value of assets acquired and liabilities assumed. The purchase price allocation will remain preliminary until we complete a valuation. Once fair values are finalized, we may have changes to the amounts we have included in our preliminary allocation below. We may also have adjustments to our depreciation and amortization expense, which will be made prospectively. The following table summarizes the preliminary fair value allocation of the assets acquired and liabilities assumed at the date of the Acquisition as of June 30, 2008:

Preliminary February 22, 2008 Fair Value
(thousands)

Current assets	$590,778
Property and equipment	1,291,778
Fiber farms and deposits	11,006
Intangible assets:
Trademark and trade name	6,800
Customer list	11,400
Technology	5,040
Deferred financing costs	81,898
Other long-term assets	4,445
Current liabilities	(251,169)
Long-term liabilities	(88,691)
Total purchase price	$1,663,285

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

	Pro Forma
	Three Months Ended June 30	Six Months Ended June 30
	2007	2008	2007
	(thousands, except per-share data)

Sales	$582,622	$1,206,315	$1,161,323
Net loss	(22,055)	(45,242)	(28,570)
Net loss per share—basic and diluted	(0.29)	(0.59)	(0.37)

3.                                      Net Income (Loss) Per Common Share

For the three and six months ended June 30, 2008, the three months ended June 30, 2007, and the period of February 1 (inception) through June 30, 2007, when we had publicly traded shares outstanding, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per-share amounts):

	Boise Inc.
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	February 1 (Inception) Through June 30, 2007

Net income (loss)	$(18,050)	$(34,421)	$269	$268
Weighted average number of common shares for basic net income (loss) per share	77,260	69,971	14,445	12,834
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a) (b)	—	—	—	—
Restricted stock (c)	—	—	—	—
Restricted stock units (c)	—	—	—	—
Weighted average number of shares for diluted net income (loss) per share	77,260	69,971	14,445	12,834

Net (loss) per share—basic and diluted (a) (b) (c)	$(0.23)	$(0.49)	$0.02	$0.02

(a)         Warrants to purchase 44.4 million shares of common stock for the three and six months ended June 30, 2008, were not included in the computation of diluted net loss per share because the exercise price exceeded the average market price of our common stock for each respective reporting date.

(b)        Warrants to purchase 44.4 million shares of common stock for the three months ended June 30, 2007, and for the period of February 1 (inception) through June 30, 2007, were not included in the computation of diluted net income per share because the warrants were contingently exercisable.

(c)         Restricted stock and restricted stock units for the three and six months ended June 30, 2008, were not included in the computation of diluted net loss per share, because inclusion of these amounts would be antidilutive.

4.                                      Transactions With Related Parties

During the Predecessor periods of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, the Predecessor participated in Boise Cascade’s centralized cash management system. Cash receipts attributable to the Predecessor’s operations were collected by Boise Cascade, and cash disbursements were funded by Boise Cascade. The net effect of these transactions has been reflected as “Net equity transactions with related parties” in the Consolidated Statements of Cash Flows. The following table includes the components of these related-party transactions:

	Predecessor
	January 1 Through February 21, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(thousands)

Cash collections	$(354,222)	$(577,422)	$(1,153,020)
Payment of accounts payable	336,605	509,085	1,049,942
Capital expenditures and acquisitions	10,168	35,733	68,699
Income taxes	217	1,160	1,229
Corporate general and administrative expense allocation	1,995	3,436	6,794
Net equity transactions with related parties	$(5,237)	$(28,008)	$(26,356)

Related-Party Sales

During the Predecessor periods of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, the Predecessor sold paper and paper products to OfficeMax Incorporated (OfficeMax) at sales prices that were designed to approximate market prices. For the Predecessor periods of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, sales to OfficeMax were $90.1 million, $159.5 million, and $317.3 million, respectively. During each of these periods, sales to OfficeMax represented 25%, 27%, and 27% of total sales, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). Subsequent to the Acquisition, OfficeMax is no longer a related party. During the three and six months ended June 30, 2008, sales to OfficeMax were $147.0 million and $210.1 million, or 24% and 25% of total sales.

Boise Inc. and the Predecessor provided transportation services to Boise Cascade. For the three and six months ended June 30, 2008, Boise Inc. recorded $1.3 million and $1.8 million of sales for transportation services. For the Period of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, the Predecessor recorded $0.6 million, $1.3 million, and $2.5 million, respectively, of sales for transportation services. During these same periods, the Predecessor sold $10.8 million, $18.3 million, and $35.1 million of wood to Boise Cascade’s building materials distribution and wood products businesses. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three and six months ended June 30, 2008, we recognized $3.8 million and $5.3 million in “Sales, Related parties” in our Consolidated Statements of Income (Loss) related to this agreement.

Subsequent to the Acquisition, Louisiana Timber Procurement Company, L.L.C., a fully consolidated entity, began selling chips and logs to Boise Cascade. During the three and six months ended June 30, 2008, we recorded $26.7 million of sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income (Loss) and recorded approximately the same amounts of expenses in “Materials, labor, and other operating expenses.”

Related-Party Costs and Expenses

The Predecessor purchased fiber from related parties at prices that approximated market prices. During the Predecessor periods of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, fiber purchases from related parties were $7.7 million, $10.3 million, and $21.3 million, respectively. Most of these purchases related to chip and log purchases from Boise Cascade’s wood products business. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss).

During the Predecessor periods, the Predecessor used services and administrative staff of Boise Cascade. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to the Predecessor were allocated based primarily on average sales, assets, and labor costs. These costs are included in “General and administrative expenses” in the Consolidated Statements of Income (Loss). The Predecessor believes the allocations are a reasonable reflection of its use of the services. However, had the Predecessor operated on a stand-alone basis, it estimates that its Corporate and Other segment would have reported approximately $2.5 million, $4.5 million, and $9.0 million of segment expenses before interest, taxes, depreciation, and amortization for the Predecessor periods of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, respectively.

During the Predecessor periods, some of the Predecessor’s employees participated in Boise Cascade’s noncontributory defined benefit pension and contributory defined contribution savings plans. The Predecessor treated its participants in the pension plans as participants in multiemployer plans. Accordingly, the Predecessor has not reflected any assets or liabilities related to the plans on the

Consolidated Balance Sheet at December 31, 2007. The Predecessor, however, recorded costs associated with the employees who participated in these plans in the Consolidated Statements of Income (Loss). For the Predecessor periods of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, the Statements of Income (Loss) included $3.9 million, $5.2 million, and $10.7 million, respectively, of expenses attributable to its participation in Boise Cascade’s defined benefit and defined contribution plans.

During the Predecessor periods presented, the Predecessor’s employees and former employees also participated in Boise Cascade’s other postretirement healthcare benefit plans. All of the Predecessor’s postretirement healthcare benefit plans were unfunded (see Note 16, Retirement and Benefit Plans). In addition, some of the Predecessor’s employees participated in equity compensation programs.

Note Payable

In connection with the Acquisition, we issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million, effective February 22, 2008. The increase of the note reflects $17.3 million of post-closing working capital adjustments in Boise Cascade’s favor. The note bears interest at 15.75%, compounded quarterly. To the extent that interest is not paid in cash, interest will be added to the principal amount of the note. The note matures on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under our credit agreements, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. We may prepay the note at any time in whole or in part, subject to restrictions contained in our credit agreements.

After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for a reported $53.8 million before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes is related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes on our Consolidated Balance Sheet.

During the three and six months ended June 30, 2008, and prior to the sale of the note, we recorded $1.8 million and $2.8 million of related-party interest expense in “Interest expense” in our Consolidated Statements of Income (Loss). At June 30, 2008, we had $61.7 million recorded in “Notes payable” on our Consolidated Balance Sheet.

5.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (in thousands):

	Boise Inc.		Predecessor
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	January 1 Through February 21, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Changes in retiree healthcare programs	$—	$—	$—	$(4,367)	$(4,367)
Sales of assets, net	(17)	(20)	(941)	316	1,342
Closure costs (a)	—	—	—	724	2,037
Other, net	(79)	(104)	(48)	35	104
	$(96)	$(124)	$(989)	$(3,292)	$(884)

(a)          The three and six months ended June 30, 2007, included expenses related to the closure of a paper converting facility in Salem, Oregon, which was closed in third quarter 2007.

During the period of February 1 (inception) through June 30, 2007, and the three months ended June 30, 2007, “Other (income) expense, net” was zero.

6.                                      Income Taxes

For the three months ended June 30, 2008, we recorded $14,000 of income tax expense. We have not recognized $4.7 million of tax benefits from the losses resulting from our operations in the second quarter, because the realization of these benefits is not considered more likely than not. During the six months ended June 30, 2008, we recorded $3.4 million of income tax benefits, related to losses incurred during the six month period. We have not recognized an additional $8.8 million of tax benefits from these losses, because the realization of these benefits is not considered more likely than not. Valuation allowances were recorded to offset these income tax benefits. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

For the three and six months ended June 30, 2008, the effective tax rates were not meaningful as a result of the valuation allowance we recorded during these periods. The effective tax rates for the three months ended June 30, 2007, and the period of February (inception) through June 30, 2007, were 45.4% and 45.5%, respectively. The primary reason for the difference in tax rates is the effect of state and local income taxes.

During the Predecessor periods of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, the majority of the Predecessor businesses and assets were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. For the separate Predecessor subsidiaries that are taxed as corporations, the effective tax rates were 37.6%, 39.3%, and 41.0%, respectively. During these periods, the primary reason for the difference in tax rates is the effect of state income taxes.

During the three and six months ended June 30, 2008, cash paid for taxes, net of refunds due, was $0.2 million and $1.7 million. During the three months ended June 30, 2007, and the period of February 1 (inception) through June 30, 2007, we made no tax payments. During the Predecessor period of January 1 through February 21, 2008, and the Predecessor three and six months ended June 30, 2007, cash paid for taxes, net of refunds due, was $0.1 million, $1.2 million, and $1.2 million, respectively.

7.                                      Leases

We lease our distribution centers as well as other property and equipment under operating leases. During the Predecessor periods presented, the Predecessor leased its distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was as follows (in thousands):

	Boise Inc.			Predecessor
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	February 1 (Inception) Through June 30, 2007	January 1 Through February 21, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Rental expenses	$3,750	$5,145	$—	$2,044	$3,233	$6,795

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $5.8 million for the remainder of 2008, $10.8 million in 2009, $10.4 million in 2010, $9.6 million in 2011, $8.9 million in 2012, and $7.1 million in 2013, with total payments thereafter of $27.3 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging six years, with fixed payment terms similar to those in the original lease agreements.

8.                                      Receivables

We have a large, diversified customer base. A large portion of our uncoated freesheet and office paper sales volume is sold to OfficeMax. We (as did the Predecessor) market our newsprint through a subsidiary of Abitibi-Consolidated Inc. (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and Abitibi represent concentrations in the volumes of business transacted and concentrations of credit risk. At June 30, 2008, we had $38.2 million and $30.2 million of accounts receivable due from OfficeMax and Abitibi, respectively.

9.                                      Inventories

Inventories include the following (in thousands):

	Boise Inc.		Predecessor
	June 30, 2008	December 31, 2007	December 31, 2007

Finished goods and work in process	$174,700	$—	$163,554
Raw materials	78,399	—	72,712
Supplies and other	87,603	—	88,413
	$340,702	$—	$324,679

10.                               Property and Equipment, Net

Property and equipment consisted of the following asset classes (in thousands):

	Boise Inc.		Predecessor
	June 30, 2008	December 31, 2007	December 31, 2007

Land and land improvements	$31,875	$—	$31,592
Buildings and improvements	84,066	—	185,509
Machinery and equipment	1,127,440	—	1,212,425
Construction in progress	83,732	—	36,535
	1,327,113	—	1,466,061
Less accumulated depreciation	(42,884)	—	(273,717)
	$1,284,229	$—	$1,192,344

Property and equipment acquired in the Acquisition was recorded at estimated fair value on the date of the Acquisition. The purchase price allocation is preliminary and will remain so until we complete a valuation. Once our purchase price allocation is completed, we will have changes to the amounts shown above (see Note 2, Acquisition of Boise Cascade’s Paper and Packaging Operations, for more information).

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

We have not allocated any amounts related to the Acquisition to goodwill pending completion of the purchase price allocation valuation. Previously recorded goodwill of the Predecessor of approximately $42.2 million at December 31, 2007, was eliminated as part of the preliminary purchase price allocation.

Intangible assets represent the preliminary values assigned to trade names and trademarks, customer relationships, and technology in connection with the Acquisition. Customer relationships will be amortized over approximately ten years, and technology will be amortized over five years. During the three and six months ended June 30, 2008, intangible asset amortization was $0.2 million and $0.7 million. During the Predecessor periods of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, intangible asset amortization was zero, $1.1 million, and $2.1 million, respectively. Our estimated amortization expense is $1.1 million for the remainder of 2008, $2.1 million in 2009, 2010, 2011, and 2012, and $1.1 million in 2013. These estimates may change based on the final purchase price allocation.

	Six Months Ended June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(thousands)
Trade names and trademarks	$6,800	$—	$6,800
Customer relationships	11,400	(380)	11,020
Technology	5,040	(336)	4,704
	$23,240	$(716)	$22,524

Intangible assets of the Predecessor totaling $24.0 million at December 31, 2007 were eliminated as part of the preliminary purchase price allocations.

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

At June 30, 2008, we had $14.0 million of asset retirement obligations recorded on the Consolidated Balance Sheet. At December 31, 2007, the Predecessor had $13.3 million of asset retirement obligations recorded on the Consolidated Balance Sheet. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for Boise Inc. for the six months ended June 30, 2008, and the Predecessor’s year ended December 31, 2007 (in thousands):

	Boise Inc.	Predecessor
	June 30, 2008	December 31, 2007

Asset retirement obligation at beginning of period	$—	$10,771
Asset retirement liability recorded in preliminary purchase price allocation	13,655	—
Liabilities incurred	—	—
Accretion expense	382	869
Payments	(29)	(37)
Revisions in estimated cash flows	—	1,700
Asset retirement obligation at end of period	$14,008	$13,303

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

13.                              Debt

At June 30, 2008, our long-term debt and the interest rates on that debt were as follows:

	June 30, 2008
	Amount	Interest Rate
	(thousands)
Revolving credit facility, due 2013	$65,000	5.75%
Tranche A term loan, due 2013	248,438	6.06%
Tranche B term loan, due 2014	473,813	7.50%
Second Lien term loan, due 2015	260,700	11.00%
Current portion of long-term debt	(12,563)	6.61%
Long-term debt, less current portion	1,035,388	7.94%
Current portion of long-term debt	12,563	6.61%
	1,047,951

15.75% notes payable, due 2015	61,655	15.75%
	$1,109,606

Senior Secured Credit Facilities

Our senior secured credit facilities consist of:

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

•                 A six-year amortizing $475.0 million senior secured Tranche B Term Loan Facility with interest at LIBOR plus 350 basis points (subject to a floor of 4.00%) or a calculated base rate plus 250 basis points (the Tranche B Term Loan Facility); and

•                 A seven-year nonamortizing $260.7 million Second Lien Term Loan Facility with interest at LIBOR plus 700 basis points (subject to a floor of 5.50%) or a calculated base rate plus 600 basis points (the Second Lien Facility and together with the First Lien Facilities, the Credit Facilities).

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee will accrue from the Acquisition closing date and shall be payable quarterly in arrears. At June 30, 2008, we had $65.0 million of borrowings outstanding under the Revolving Credit Facility. For the six months ended June 30, 2008, the average interest rate for our borrowings under our Revolving Credit Facility was 6.06%. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $80.0 million for the six months ended June 30, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the six months ended June 30, 2008, was $63.9 million. At June 30, 2008, we had availability of $159.2 million, which is net of outstanding letters of credit of $25.8 million, above the amount we had borrowed.

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

With respect to a Second Lien Facility loan on any date of prepayment, the “make-whole premium” means the present value of (a) all required interest payments due on such Second Lien Facility loan from the date of prepayment through and including the make-whole termination date, excluding accrued interest (assuming that the interest rate applicable to all such interest is the swap rate at the close of business on the third business day prior to the date of such prepayment with the termination date nearest to the make-whole termination date plus 7.00%) plus (b) the prepayment premium that would be due if such prepayment were made on the day after the make-whole termination date, in each case discounted to the date of prepayment on a quarterly basis (assuming a 360-day year and actual days elapsed) at a rate equal to the sum of such swap rate plus 0.50%.

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

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. Required debt principal repayments, excluding those from excess cash flows, total $5.5 million for the balance of 2008, $15.7 million in 2009, $26.6 million in 2010, $48.5 million in 2011, $134.4 million in 2012, and $817.3 million thereafter.

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

In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million, effective February 22, 2008. The increase of the note reflects $17.3 million of post-closing working capital adjustments in Boise Cascade’s favor. With the exception of our subsidiaries that are party to the Credit and Guaranty Agreement, dated as of

February 22, 2008, each of our current and future domestic subsidiaries are joint and several obligors under this note, as reflected by a Subordinated Guaranty Agreement, which guarantees our obligations under the note.

After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for a reported $53.8 million before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes is related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes on our Consolidated Balance Sheet.

The notes bear interest at 15.75% per annum (computed on the basis of a 360-day year), payable quarterly (each such quarterly payment date, an Interest Payment Date). To the extent interest is not paid in cash, interest will be added to the principal amount of the notes on each Interest Payment Date. The notes mature on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the amount of the notes will be approximately $185.6 million, assuming none of the interest has been paid in cash.

We may prepay the notes at any time in whole or in part, without premium or penalty, subject to any restrictions contained in the senior credit facilities. We must prepay the notes upon the occurrence of the following events: (i) a Change of Control (as defined in the Credit Facilities); (ii) a sale or transfer of 50% or more of the company’s assets; and (iii) Events of Default (as provided in the notes). We must use the proceeds from the sale of equity or debt securities or borrowings to repay the notes, subject to any restrictions contained in our senior credit facilities.

Boise Inc. and the Predecessor had no short- or long-term debt outstanding at December 31, 2007.

Other

At June 30, 2008, we had $78.9 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $2.2 million and $3.0 million of amortization expense for the three and six months ended June 30, 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At June 30, 2008, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 14, Financial Instruments.

For the six months ended June 30, 2008, cash payments for interest, net of interest capitalized, were $30.6 million. No payments were made during the period of February 1 (inception) through June 30, 2007, or the Predecessor period of January 1 through February 21, 2008, and the six months ended June 30, 2007.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income (loss),” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income (loss)” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The fair value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

With the exception of the 15.75% notes payable, maturing in August 2015, our debt is variable-rate debt. At June 30, 2008, the estimated value of the notes payable, based on then-current interest rates for similar obligations with like maturities, was approximately $7.4 million less than the amount recorded on our Consolidated Balance Sheet.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

Second Lien Facility. We account for the interest rate derivatives with a notional amount of $260.0 million that hedge our exposure to interest rate fluctuations on our Second Lien Facility as economic hedges. At June 30, 2008, we recorded the fair value of the interest rate derivatives, or $1.2 million, in “Other assets” on our Consolidated Balance Sheet. During the three and six months ended June 30, 2008, we recorded the change in fair value of these derivatives, or $0.5 million of expense, in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss).

First Lien Facility. We account for the interest rate derivatives that hedge part of the interest rate risk on our Tranche B Term Loan Facility as cash flow hedges. These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At June 30, 2008, we recorded the fair value of the interest rate derivatives, or $2.1 million, in “Other assets” and the change in the fair value of these derivatives in “Accumulated other comprehensive income” on our Consolidated Balance Sheet. At June 30, 2008, assuming no changes in interest rates, we expect to reclassify $0.2 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense during the remainder of 2008. At June 30, 2008, there was no ineffectiveness related to these hedges.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of June 30, 2008, we had entered into derivative instruments related to approximately 45% of our forecasted natural gas purchases from July 2008 through October 2008, approximately 40% of our forecasted natural gas purchases from November 2008 through December 2008, and approximately 7% of our forecasted natural gas purchases from January 2009 through March 2009. These derivatives include three-way collars, caps, and call spreads.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) Boise Inc. will pay for the volumes under contract. The following table summarizes our position related to these instruments as of June 30, 2008:

	Three-Way Cashless Collar
	July 2008 Through October 2008	September 2008 Through March 2009	November 2008 Through March 2009

Volume hedged	1,000 mmBtu/day	1,000 mmBtu/day	1,000 mmBtu/day

Strike price of call sold	$13.00	$14.00	$14.00
Strike price of call bought	10.00	11.00	11.00
Strike price of put sold	6.00	10.05	6.38

Approximate percent hedged	3%	2%	2%

A cap is a purchased call option that establishes a maximum price we will pay for the volumes under contract, plus the applicable cap premium. The following table summarizes our position related to these instruments as of June 30, 2008:

	Caps
	July 2008 Through August 2008	September 2008 Through December 2008

Volume hedged	16,000 mmBtu/day	8,000 mmBtu/day

Strike price of call bought	$10.50	$10.50
Cap premium	1.30	1.79

Approximate percent hedged	42%	19%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price, less the difference between the purchased call and the written call strike price, plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of June 30, 2008:

	Call Spreads
	September 2008 Through December 2008	November 2008 Through March 2009

Volume hedged	7,000 mmBtu/day	1,000 mmBtu/day

Strike price of call sold	$15.00	$15.00
Strike price of call bought	10.50	10.50
Net cap premium	2.14	2.29

Approximate percent hedged	17%	2%

We have elected to account for these instruments as economic hedges. At June 30, 2008, we recorded the fair value of the derivatives, or $4.0 million, in “Receivables, other” on our Consolidated Balance Sheet. During the three and six months ended June 30, 2008, we recorded the change in fair value of the instruments, or $3.7 million and $3.9 million of expense, in “Materials, labor, and operating expenses” in our Consolidated Statements of Income (Loss).

Foreign Currency Risk

At June 30, 2008, we had no material foreign currency risk.

Predecessor

During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

Fair Value Measurements

In accordance with the provisions of FASB Staff Position FSP No. 157-2 (see Note 15, New and Recently Adopted Accounting Standards), we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of financial instruments that are used to hedge exposures to interest rate and energy risks. For these financial instruments, fair value is determined at each balance sheet date based on LIBOR rates and interest rate curves and NYMEX price quotations, respectively, under the terms of the contracts using current market information as of the reporting date. The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at June 30, 2008, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(thousands)
Assets:
Interest rate derivatives (a)	$3,333	$—	$3,333	$—
Energy derivatives (b)	3,991	—	3,991	—
	$7,324	$—	$7,324	$—

Liabilities	—	—	—	—
	$—	$—	$—	$—

(a)          Includes $3.3 million recorded in “Other assets” on our Consolidated Balance Sheet.

(b)         Includes $4.0 million recorded in “Receivables, Other” on our Consolidated Balance Sheet.

As of June 30, 2008, we did not have any fair value measurements using significant unobservable inputs (Level 3).

15.                              New and Recently Adopted Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 14, Financial Instruments, we expanded our disclosures about fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We do not expect the implementation to have a material impact on our financial position or results of operations.

16.                              Retirement and Benefit Plans

During the periods presented, some of our employees participated in our retirement plans, and some of the Predecessor’s employees participated in Boise Cascade’s retirement plans. These plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, deferred compensation plans, and postretirement healthcare benefit plans. Compensation expense was calculated based on costs directly attributable to our employees and, in the case of the Predecessor employees of the Paper Group, an allocation of expense related to corporate employees that serviced all Boise Cascade business units.

Obligations and Funded Status of Postretirement Benefits and Pensions

The Predecessor treated participants in its pension plans as participants in multiemployer plans; accordingly, the Predecessor has not reflected any assets or liabilities related to the noncontributory defined benefit pension plans on its Consolidated Balance Sheet at December 31, 2007. In connection with the Acquisition, we have treated the pension and postretirement benefit plans as company-sponsored plans and have measured the benefit obligation and funded status as of February 22, 2008. The funded status changes from period to period based on the investment return from plan assets, contributions, benefit payments, and the discount rate used to measure the obligation.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits
	Boise Inc.		Predecessor
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	January 1 Through February 21, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Service cost	$2,695	$3,829	$1,566	$2,832	$5,830
Interest cost	6,091	8,663	3,458	5,379	11,046
Expected return on plan assets	(5,947)	(8,464)	(3,452)	(5,384)	(11,239)
Recognized actuarial (gain) loss	—	—	(21)	67	134
Amortization of prior service costs and other	—	—	194	373	549
Plan settlement/curtailment (gain)	—	—	—	—	(46)
Company-sponsored plans	2,839	4,028	1,745	3,267	6,274
Multiemployer pension plans	93	136	75	—	—
Net periodic benefit costs	$2,932	$4,164	$1,820	$3,267	$6,274

	Other Benefits
	Boise Inc.		Predecessor
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	January 1 Through February 21, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Service cost	$—	$—	$—	$31	$84
Interest cost	11	16	18	120	223
Expected return on plan assets	—	—	—	—	—
Recognized actuarial (gain) loss	—	—	(12)	—	—
Amortization of prior service costs and other	—	—	—	—	—
Plan settlement/curtailment (gain)	—	—	—	—	—
Net periodic benefit costs	$11	$16	$6	$151	$307

During the remainder of 2008, we are not required to make minimum contributions to our pension plans.

17.                              Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at June 30, 2008, and December 31, 2007.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, of which 79,722,147 shares were issued and outstanding at June 30, 2008. Of these shares outstanding, 2,462,200 shares were restricted stock (discussed below). At December 31, 2007, we had 51,750,000 shares of common stock issued and outstanding, of which 16,555,860 shares were subject to possible conversion.

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

Warrants

In connection with our public offering in June 2007, we issued 41,400,000 units (the Units). Each Unit consists of one share of our common stock and one Redeemable Common Stock Purchase Warrant (the Warrants). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $7.50, commencing on the later of the completion of a business combination and one year from the effective date of the public offering and expiring four years from the effective date of the public offering. We may redeem the Warrants, at a price of $0.01 per Warrant, upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. In June 2008, we filed a posteffective amendment on Form S-1 to register the shares of our common stock covered by these warrants.

Simultaneously with the consummation of the public offering, Aldabra 2 Acquisition Corp.’s chairman and chief executive officer purchased a total of 3,000,000 Warrants (the Insider Warrants) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000) privately. The amount paid for the Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At June 30, 2008, including 3,000,000 of Warrants purchased by insiders, 44,400,000 Warrants were outstanding.

Restricted Stock and Restricted Stock Units

In May 2008, pursuant to the Boise Inc. Incentive and Performance Plan (the Plan), we granted to directors and members of management 2.5 million shares of restricted stock and 0.6 million restricted stock units (collectively restricted stock). The restricted stock grants include both service-condition vesting and market-condition vesting awards. Of the 3.1 million shares of restricted stock granted, 1.2 million were service-condition vesting awards and 1.9 million were market-condition vesting awards. The weighted-average grant-date fair values of the restricted stock were $4.16 per share for the service-condition vesting awards and $1.75 per share for the market-condition awards. We account for awards granted under the Plan in our consolidated financial statements in accordance with SFAS No. 123(R).

In accordance with SFAS No. 123(R), we evaluate share-based compensation on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the three and six months ended June 30, 2008 was zero.

Market-Condition Vesting Awards

Members of management were granted 1.9 million shares of restricted stock, which are subject to performance-based vesting restrictions, as described below. Of this 1.9 million, 0.7 million will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $10 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted-average grant-date fair value of these awards was $2.03 per share. The remaining 1.2 million shares of the restricted stock grants will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $12.50 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted-average grant-date fair value of these awards was $1.57 per share. Any shares not vested on February 28, 2011, will be forfeited. Additionally, members of management must be employed by Boise Inc. on February 28, 2011, to receive these awards.

Service-Condition Vesting Awards

Directors and members of management were granted awards of 0.4 million and 0.8 million shares of restricted stock subject to service-condition vesting. The restricted stock granted to directors vests on February 28, 2009, whereas all other grants subject to service-condition vesting restrictions vest as follows: one-third of the service-condition portion of the grant shall vest on each of February 28, 2009, February 28, 2010, and February 28, 2011, subject to EBITDA goals. Any shares not vested on or before February 28, 2011 will be forfeited.

Compensation Expense

We accrue compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the three and six months ended June 30, 2008, we recognized $0.8 million of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income (Loss).

Fair Value Measurement

SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. The fair value of service-condition restricted stock is determined based on the number of shares or units granted and the quoted price of our stock at the date of grant and is expensed on a straight-line basis over the vesting period. The fair value on the date of grant of these restricted stock grants was $4.16 per share. Compensation expense is adjusted if the service condition is not met.

The equity grants that vest based on the stock price of Boise Inc. are market-condition grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market-condition awards consider the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the market-based restrictions represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the fair value on the date of grant of the market-condition awards that vest based on the stock price of Boise Inc. at $10 per share and $12.50 per share to be approximately $2.03 per share and $1.57 per share, respectively. The fair value of market-condition restricted stock or units is estimated at the grant date using a Monte Carlo simulation. We assumed a risk-free rate of 2.59%, an expected stock volatility of 58.60%, and a stock price for Boise Inc.’s common shares of $4.16 per share. The $4.16 per share value is based on Boise Inc.’s closing stock price on the date of grant. Expense is recognized on a straight-line basis over the service period.

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of June 30, 2008, and changes during the period ended June 30, 2008.

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Fair Value (a)	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Fair Value (a)
	(thousands)			(thousands)

Outstanding at May 2, 2008 (b)	—	$—	$—	—	$—	$—

Granted	1,185	4.16	4,927	1,929	1.75	3,368
Vested	—	—	—	—	—	—
Forfeited	(6)	4.16	(23)	(13)	1.75	(23)
Outstanding at June 30, 2008 (b)(c)	1,179	$4.16	$4,904	1,916	$1.75	$3,345

(a)                                  Represents the value of Boise Inc. stock on the date that the restricted stock vests.

(b)                                 Outstanding units are the same as nonvested units.

(c)                                  The weighted-average remaining contractual term is approximately 2.3 years.

At June 30, 2008 we had approximately $4.3 million and $3.0 million of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants, respectively, under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.1 years and 2.7 years for the service-condition and market-condition awards, respectively. In accordance with SFAS No. 123 (R), unrecognized compensation expense is calculated net of estimated forfeitures of $0.2 million. During the three and six months ended June 30, 2008, we recognized $0.8 million of compensation expense, of which $0.6 million related to the grant-date fair value of service-condition awards vested through June 30, 2008, and $0.2 million related to the market-condition awards that generally vest on February 28, 2011.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to the Acquisition. The payment of any dividends is within the discretion of our board of directors, subject to the limitations of our credit facilities.

Predecessor

During the Predecessor periods presented, equity compensation was granted to the Predecessor’s employees under Boise Cascade’s equity compensation plans. During the Predecessor periods of January 1 through February 21, 2008, and the three and six months ended June 30, 2007, the Predecessor recognized $0.2 million, $0.4 million, and $0.8 million of compensation expense, most of which was recorded in “General and administrative expenses” in the Consolidated Statements of Income (Loss).

18.                              Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Boise Inc.				Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	February 1 (Inception) Through June 30, 2007	January 1 Through February 21, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Net income (loss)	$(18,050)	$269	$(34,421)	$268	$22,786	$16,535	$38,526
Other comprehensive income (loss) cash flow hedges, net of income taxes	510	—	510	—	—	18,752	9,376
Comprehensive income (loss)	$(17,540)	$269	$(33,911)	$268	$22,786	$35,287	$47,902

19.                              Segment Information

There are no material differences in Boise Inc.’s basis of segmentation or in Boise Inc.’s basis of measurement of segment profit or loss from those disclosed in the Predecessor’s Note 15, Segment Information, of the Predecessor’s Notes to Consolidated Financial Statements in Exhibit 99.2 of Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008. We have not included segment information related to the three months ended June 30, 2007, or the period of February 1 (inception) through June 30, 2007, which represents the activities of Aldabra 2 Acquisition Corp., as the segment results related to this period are insignificant.

An analysis of operations by segment is as follows:

Boise Inc.

	Sales				Income (Loss)	Depre- ciation, Amorti- zation,
Three Months Ended June 30, 2008	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (b)
				(millions)

Paper	$393.6	$—	$17.3	$410.9	$7.8	$18.9	$26.8
Packaging	189.2	26.7	1.2	217.1	4.6	13.0	17.6
Corporate and Other	3.8	5.1	12.1	21.0	(5.0)	0.8	(4.3)
	586.6	31.8	30.6	649.0	7.4	32.7	40.1
Intersegment eliminations	—	—	(30.6)	(30.6)	—	—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.5	—	—
Interest expense	—	—	—	—	(26.1)	—	—
Interest income	—	—	—	—	0.2	—	—
	$586.6	$31.8	$—	$618.4	$(18.0)	$32.7	$40.1

Predecessor

	Sales				Income (Loss)		Depre- ciation, Amorti- zation,
Three Months Ended June 30, 2007	Trade	Related Parties	Inter- segment	Total	Before Taxes		and Depletion	EBITDA (b)
				(millions)

Paper	$226.1	$159.5	$15.5	$401.1	$13.7		$16.1	$29.8
Packaging	173.9	18.3	0.7	192.9	2.3		13.9	16.2
Corporate and Other	3.5	1.3	9.6	14.4	1.1	(a)	0.8	1.9
	403.5	179.1	25.8	608.4	17.1		30.8	47.9
Intersegment eliminations	—	—	(25.8)	(25.8)	—		—	—
Interest income	—	—	—	—	0.1		—	—
	$403.5	$179.1	$—	$582.6	$17.2		$30.8	$47.9

Boise Inc.

	Sales				Income (Loss)	Depre- ciation, Amorti- zation,
Six Months Ended June 30, 2008	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (b)
				(millions)

Paper	$558.7	$—	$24.4	$583.1	$19.7	$26.1	$45.7
Packaging	248.7	26.7	1.6	277.0	(15.1)	18.2	3.1
Corporate and Other	5.2	7.1	16.8	29.1	(7.3)	1.1	(6.1)
	812.6	33.8	42.8	889.2	(2.7)	45.4	42.7
Intersegment eliminations	—	—	(42.8)	(42.8)	—	—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.5	—	—
Interest expense	—	—	—	—	(37.6)	—	—
Interest income	—	—	—	—	2.0	—	—
	$812.6	$33.8	$—	$846.4	$(37.8)	$45.4	$42.7

Predecessor

	Sales				Income (Loss)	Depre- ciation, Amorti- zation,
January 1 Through February 21, 2008	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (b)
				(millions)

Paper	$154.4	$90.0	$9.1	$253.5	$20.7	$0.3	$21.1
Packaging	102.2	10.9	0.4	113.5	5.7	0.1	5.7
Corporate and Other	1.8	0.6	6.1	8.5	(3.2)	0.1	(3.1)
	258.4	101.5	15.6	375.5	23.2	0.5	23.7
Intersegment eliminations	—	—	(15.6)	(15.6)	—	—	—
Interest expense	—	—	—	—	—	—	—
Interest income	—	—	—	—	0.2	—	—
	$258.4	$101.5	$—	$359.9	$23.4	$0.5	$23.7

Predecessor

	Sales				Income (Loss)		Depre- ciation, Amorti- zation,
Six Months Ended June 30, 2007	Trade	Related Parties	Inter- segment	Total	Before Taxes		and Depletion	EBITDA (b)
				(millions)

Paper	$449.0	$317.2	$29.9	$796.1	$31.8		$32.7	$64.5
Packaging	350.7	35.1	1.1	386.9	10.4		27.3	37.7
Corporate and Other	6.7	2.6	19.0	28.3	(2.3	)(a)	1.6	(0.7)
	806.4	354.9	50.0	1,211.3	39.9		61.6	101.5
Intersegment eliminations	—	—	(50.0)	(50.0)	—		—	—
Interest income	—	—	—	—	0.3		—	—
	$806.4	$354.9	$—	$1,161.3	$40.2		$61.6	$101.5

(a)         The three and six months ended June 30, 2007, include a $4.4 million gain for changes in retiree healthcare programs.

(b)        EBITDA represents income (loss) before interest, income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA (in millions):

	Boise Inc.				Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	February 1 (Inception) Through June 30, 2007	January 1 Through February 21, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Net income (loss)	$(18.1)	$0.3	$(34.4)	$0.3	$22.8	$16.5	$38.5
Change in fair value of interest rate derivatives	(0.5)	—	(0.5)	—	—	—	—
Interest expense	26.1	—	37.6	—	—	—	—
Interest income	(0.2)	(0.5)	(2.0)	(0.5)	(0.2)	(0.1)	(0.3)
Income tax provision (benefit)	—	0.2	(3.4)	0.2	0.6	0.7	1.7
Depreciation, amortization, and depletion	32.7	—	45.4	—	0.5	30.8	61.6
EBITDA	$40.1	$—	$42.7	$—	$23.7	$47.9	$101.5

20.                              Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and utilities. Our lease commitments are discussed further in Note 7, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At June 30, 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately $170.1 million. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements is set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or current-quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At June 30, 2008, we had approximately $28.0 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2007, or determined pursuant to contractual terms, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

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

21.                        Legal Proceedings and Contingencies

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

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in  “Item 1A. Risk Factors” in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement.

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

The accompanying consolidated statements of income (loss) for the three and six months ended June 30, 2008, and cash flows for the six months ended June 30, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through June 30, 2008. The consolidated statements of income (loss) for the period of January 1 through February 21, 2008, and for the three and six months ended June 30, 2007, and the consolidated statements of cash flows for the period of January 1 through February 21, 2008, and the six months ended June 30, 2007, of the Predecessor are presented for comparative purposes. The three months ended June 30, 2007, and the period of February 1 (inception) through June 30, 2007, represent the activities of Aldabra 2 Acquisition Corp.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at times refers to the combined activities of Boise Inc. and the Predecessor for each period specifically indicated, which we believe is the most useful comparison between periods. The Acquisition was accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, resulting in a new basis of accounting from those previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reflected by the Predecessor. Finished goods inventories were revalued to estimated selling prices less costs of disposal and a reasonable profit on the disposal. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our preliminary purchase price allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

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

The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including estimated direct transaction costs and purchase price adjustments, are summarized as follows:

Preliminary February 22, 2008
(millions)

Cash paid to Boise Cascade	$1,252.3
Cash paid to Boise Cascade for financing and other fees	24.9
Less: cash contributed by Boise Cascade	(38.0)
Net cash	1,239.2

Equity at $9.15 average price per share	346.4
Lack of marketability discount	(41.6)
Total equity	304.8

Note payable to Boise Cascade at closing	41.0
Working capital adjustment	17.4
Total note payable to Boise Cascade	58.4

Fees and expenses	60.9

Total purchase price	$1,663.3

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

Note payable

In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million, effective February 22, 2008. The increase of the note reflects $17.3 million of post-closing working capital adjustments in Boise Cascade’s favor. After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for a reported $53.8 million before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes is related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes payable on our Consolidated Balance Sheet. See Note 4, Transactions with Related Parties, and Note 13, Debt, in the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part 1-Item 1. Consolidated Financial Statements” of this Form 10-Q for further information on the notes.

Fees and expenses consist primarily of debt issuance fees and direct costs of the transaction.

The purchase price allocation is preliminary. The final purchase price allocation will be based on the fair value of assets acquired and liabilities assumed. The purchase price allocation will remain preliminary until we complete a valuation. Once fair values are finalized, we may have changes to the amounts we have included in our preliminary allocation below. We may also have adjustments to our depreciation and amortization expense, which will be made prospectively. The following table summarizes the preliminary fair value allocation of the assets acquired and liabilities assumed at the date of the Acquisition as of June 30, 2008:

Preliminary February 22, 2008 Fair Value
(millions)

Current assets	$590.8
Property and equipment	1,291.8
Fiber farms and deposits	11.0
Intangible assets:
Trademark and trade name	6.8
Customer list	11.4
Technology	5.0
Deferred financing costs	81.9
Other long-term assets	4.5
Current liabilities	(251.2)
Long-term liabilities	(88.7)
Total purchase price	$1,663.3

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

	Pro Forma
	Three Months Ended June 30	Six Months Ended June 30
	2007	2008	2007
	(millions, except per-share data)

Sales	$582.6	$1,206.3	$1,161.3
Net loss	(22.1)	(45.2)	(28.6)
Net loss per share—basic and diluted	(0.29)	(0.59)	(0.37)

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

Paper. Our Paper segment manufactures and sells uncoated freesheet (including commodity and premium cut-size office papers); a range of packaging papers (including corrugating medium, label and release papers, and flexible packaging papers); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. In 2007, we completed an $80 million conversion of the W-3 machine in Wallula, Washington, to significantly grow label and release capacity. We ship to customers both directly from our mills and through distribution centers. In the second quarter of 2008, approximately 41% of uncoated freesheet paper sales volume, including approximately 70% of the office papers sales volume, was sold to OfficeMax Incorporated (OfficeMax).

Packaging. Our Packaging segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. In March of this year, we completed a $23 million linerboard expansion project, which added 50,000 tons of linerboard capacity and will reduce per-unit fuel use and increase product capabilities.

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

We market our newsprint through a subsidiary of Abitibi-Consolidated Inc. (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review. Effective on shipments starting in June 2008, the agreement purchase price was adjusted to include sales from both DeRidder and Bowater mills located in the southern United States.

Corporate and Other. Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor periods presented, the Corporate and Other segment included primarily an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. This segment also includes transportation assets, such as rail cars and trucks, that we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable.

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three and six months ended June 30, 2008, we recorded $3.8 million and $5.3 million in “Sales, Related parties” in our Consolidated Statements of Income (Loss) related to this agreement.

Recent Trends and Operational Outlook

North American demand for packaging and communication paper products is heavily influenced by the level of general economic activity. In recent years, packaging paper demand has been growing, while growth in most communication paper grades has been negatively affected by electronic substitution.

In June 2008, we announced a $55-per-ton price increase for linerboard, effective in July 2008. There is no assurance that the announced price increase will be fully realized. Demand in agriculture, food, and beverage markets, which constitute over half of our packaging product end-use markets, has remained stable, while industrial markets have shown signs of easing as slower economic growth has reduced demand for packaging papers in the U.S. The impact of weaker domestic demand has been somewhat offset by a relatively weak U.S. dollar, which continues to help make export markets attractive for U.S. containerboard producers and U.S. markets less attractive for overseas producers.

We announced a $60-per-ton price increase for cut-size copy paper and most printing and converting grades in the first quarter, which has been implemented. In late May, we announced a $60-per-ton increase across all of our communication papers for July. There is no assurance that the announced price increase will be fully realized. Since most of our cut-size office paper is sold to OfficeMax under a contract whereby the price OfficeMax pays is determined by a published index, changes in price for this product sold to OfficeMax tend to lag behind the general market by approximately 60 days.

Overall North American demand for uncoated freesheet, which includes a wide range of paper grades, has been declining. According to the American Forest and Paper Association (AF&PA), uncoated freesheet shipments declined 5.4% during the first half of 2008 compared with the same period in 2007. Demand for commodity communications papers has continued to decline as communication paper products are negatively affected by the shift to electronic media for communications and less robust macroeconomic conditions. Demand for printing and converting products, including envelope and forms, has softened as direct mail advertising has slowed. Despite this overall trend, some segments where we have a significant presence have continued to show some growth. Demand for our packaging-driven grades, including label and release and flexible packaging papers, has been flat to modestly growing in 2008, as has demand for premium office papers, including colored and high-recycled-content cut-size papers.

Two factors have contributed to the favorable pricing environment for uncoated freesheet. First, manufacturing capacity has been closed or converted, which has offset demand reduction. Second, the decreased value of the U.S. dollar, relative to other currencies, has allowed the profitable export of uncoated freesheet and made U.S. markets less attractive to offshore producers. As a result, industry inventories are low relative to 2007 levels, which has enabled increasing prices for many uncoated freesheet grades.

North American newsprint demand has continued to decline. In December 2007, AbitibiBowater Inc. (AbitibiBowater), the largest producer of newsprint in North America, announced the permanent closure of manufacturing facilities with approximately 1 million tons of annual capacity of groundwood printing and newsprint papers. At the same time, AbitibiBowater announced price increases of $60 per ton, which were phased in during first quarter 2008, and followed with $60-per-ton increases for the second quarter, which were also largely implemented. In May, AbitibiBowater announced another $60-per-ton price increase which is expected to be phased in during the third quarter. The sales price for our newsprint, all of which is sold to an AbitibiBowater subsidiary (Abitibi), is based upon the price at which Abitibi sells newsprint in the southern United States. There is no assurance that the announced price increases will be realized.

Our financial results continue to be negatively affected by significant cost increases. Wood fiber costs in the Pacific Northwest continued to be high by historical standards in second quarter 2008 and did not decline seasonally as they did in 2007. These higher wood fiber costs are having a significant negative impact on the financial results of our St. Helens, Oregon, and Wallula, Washington, pulp and paper mills. As a result, we may choose to change our operating configuration at those facilities, including potentially closing some or all of the St. Helens mill if we cannot operate it profitably. We will continue to evaluate its ongoing financial performance. Our St. Helens pulp and paper mill and Wallula pulp and paper mill combined consume approximately 1 million bone-dry units (bdu) of wood in the Pacific Northwest annually under normal operations. In the first half of 2008, we expanded our whole-log chipping capacity and continued pursuing alternative sources of fiber. At the end of June, pulpwood prices began to move down, reflecting high log and chip inventories, putting downward pressure on fiber pricing from second-quarter levels.  There is no assurance that this decline will continue.

Energy costs, particularly natural gas, are also high relative to historical standards and have continued to increase through second quarter 2008. Boise Inc.’s pulp and paper operations consume approximately 14 million million British thermal units (mmBtu) of natural gas annually under normal operations.

Chemical prices have continued to increase through second quarter 2008, and many of Boise Inc.’s chemical suppliers have increased their prices to us as contracts have allowed.

In May and June of 2008, downtime was taken at our International Falls, Minnesota, and Wallula, Washington, pulp and paper mills to perform annual maintenance work. The work at International Falls included additional planned long-term maintenance work on the recovery boiler. Our Jackson, Alabama, and St. Helens pulp and paper mills are scheduled to have annual maintenance shutdowns in fourth quarter 2008. There are no planned maintenance shutdowns or outages for third quarter 2008.

Under purchase accounting rules, in connection with the Acquisition, we revalued our inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses increased approximately $3.7 million and $10.2 million and were recognized during the three and six months ended June 30, 2008, respectively.

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

•                  The cost of and ability to obtain necessary financing;

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

•                  The ability to secure skilled technical personnel and staffing; and

•                  The other factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Commodity and Premium and Specialty Products

Many of the products we manufacture and distribute are commodities that are widely available and can be readily produced by our competitors. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. Generally, market conditions beyond our control determine the price for our commodity products, and the price for any one or more of these products may fall below our cash costs. Therefore, our sales volume and profitability with respect to these products depends on managing our manufacturing efficiency and cost structure, particularly raw material and energy costs, which also exhibit commodity characteristics.

Premium and specialty grades encompass our growing packaging and premium office papers, as well as select products among our mature printing and converting grades of paper. These grades are differentiated from competing products based on quality, product features and design, as well as related customer service, and we are generally able to sell these products at higher prices than our commodity products. Some products, such as our label and release products, are produced to meet highly technical customer specifications and, once qualified through customer trials, are sold on a longer-term contract basis, which reduces price fluctuations. The technical features of these products and the qualification process required foster long-term relationships with customers.

A key trend in demand for our commodity and premium and specialty communication papers is the continuing substitution of electronic media for print media. This trend negatively affects the demand for many of our communication paper grades, including office papers and printing and converting grades, such as envelope and form-related products. Demand for packaging papers, including label and release and flexible packing papers, is driven by packaging demand and is not significantly impacted by electronic media substitution.

A fundamental component of our strategy is to grow our packaging and premium office papers, where demand is growing, and shift away from more mature communication paper grades, such as newsprint and printing papers, where demand is declining. In our Paper segment, sales volumes of our label and release, flexible packaging, and premium office grades grew 20%, compared with second quarter 2007, driving sales volume of premium and specialty papers overall to approximately 36% of uncoated freesheet tons sold during the three months ended June 30, 2008, compared with 31% for the same period in 2007.

The project to convert our W-3 paper machine in Wallula, Washington, to enable it to produce label and release grades was a key step in providing us with the capacity to increase production of premium and specialty paper grades. This project came online during second quarter 2007. During the second half of 2007, we identified and resolved performance issues relating to equipment installed during the machine rebuild. We continue to identify and resolve issues as we extend our grade mix and customer base for label and release papers.

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, electronic media substitution, manufacturing activity, employment, consumer spending, and currency exchange rates. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•                  Historically, demand for uncoated freesheet correlated positively with general economic activity. However, demand for communication paper grades, such as uncoated freesheet printing and forms paper, which we produce, has decreased as the use of electronic transmission and document storage alternatives has become more widespread and more efficient.

•                  Demand for recycled-content papers is linked to an increased public awareness of environmental and sustainability issues and is less sensitive to general economic activity. We produce grades that contain from 10% to 100% recycled content.

•                  Demand for our packaging products, including corrugated containers and sheets, containerboard, label and release, and flexible packaging papers, is driven by packaging demand. This demand is affected by macroeconomic conditions and is less susceptible to electronic media substitution.

•                  A large share of the demand for corrugated containers and, therefore, containerboard is driven by unprocessed and processed food production and manufacturing, specifically the manufacture of nondurable goods. In addition, inventory stocking or liquidation of these goods has an impact, as do currency exchange rates that affect the cost-competitiveness of foreign manufacturers. The weakening U.S. dollar has made U.S. producers more attractive relative to overseas competitors.

•                  Demand for newsprint depends upon prevailing levels of newspaper advertising and circulation. Demand for newsprint in North America declined approximately 22% between 2003 and 2007, according to RISI, and has continued to decline in 2008 due in part to the growth of online media.

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

No new uncoated freesheet or linerboard machines have been built in North America since 1995. In addition, from 2003 to 2007, North American uncoated freesheet, containerboard, and newsprint capacities declined 10%, 2%, and 19%, respectively, according to RISI. New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill. A favorable pricing environment may prompt manufacturers to initiate expansion projects.

Industry supply of paper is also influenced by the level of imports and overseas production capacity, which has grown over the past decade. The weakening of the U.S. dollar has mitigated the level of imports in recent years.

Operating Costs

The major costs of production are wood fiber, energy, chemicals, and labor. The relative size of these costs varies by segment. Given the significance of raw material and energy costs to total operating expenses and the limited ability to control these costs, compared with other operating costs, volatility in these costs can materially affect operating margins. In addition, the timing and degree of price cycles of raw materials and energy differ with respect to each type of raw material and energy used.

Wood fiber. The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.		Predecessor	Combined	Predecessor
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	January 1 Through February 21, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Paper	30%	30%	26%	29%	25%	27%
Packaging	16%	14%	17%	15%	17%	18%

The primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Substantially all fiber is acquired from outside sources. We convert logs and wood chips into pulp, which we use at our paper mills to produce paper. On an aggregate basis, operating at capacity, we are able to produce pulp volume equal to all of our pulp requirements, purchasing and selling similar amounts on the open market. Recent increases in fiber and energy costs in the Pacific Northwest, if extended, may limit our ability to produce and profitably sell market pulp. An extended period of lower pulp sales would change Boise Inc.’s aggregate structural pulp balance from pulp neutral to one in which we are a net consumer of pulp.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand and supply. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered fiber costs in all our operating regions have been negatively impacted by higher diesel costs, which increase the cost to harvest and transport wood to the mills.

In Minnesota, overall fiber costs increased in the second quarter of 2008, compared with the second quarter of 2007, driven mainly by increased purchased pulp costs at our International Falls mill due to the planned maintenance shutdown in May. This purchased pulp replaced less expensive wood fiber, resulting in increased costs. Delivered log costs in Minnesota during second quarter 2008 were below the level of second quarter 2007. In the Northwest, residual fiber costs increased sharply during the second half of the first quarter of 2008 and continued to be high by historical standards through the second quarter. Because residual fiber for our paper mills in the Northwest comes predominantly from sawmills and plywood plants, continued curtailments in these mills, as a result of decreased demand for these products related to the housing slowdown, negatively impact the availability and price of residual fiber for our Northwest pulp and paper operations. In second quarter 2008, standing timber prices in Louisiana decreased, compared with second quarter 2007, as weather patterns allowed better access to timberlands. However, wastepaper costs increased in the second quarter. In our Alabama operating region, fiber costs increased in the second quarter, driven by increased wood, pulp and wastepaper pricing.

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

Energy. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and extremely volatile since the midpoint of first quarter 2008. Currently, energy prices are well above historical averages. In addition, we have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas price changes. In the second quarter of 2008, natural gas prices continued to increase sharply. In normal operations, Boise Inc. pulp and paper operations consume approximately 14 million mmBtu of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor in each of the periods listed below:

	Boise Inc.		Predecessor	Combined	Predecessor
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	January 1 Through February 21, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Paper	16%	16%	15%	16%	13%	15%
Packaging	13%	13%	14%	13%	16%	15%

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of June 30, 2008, we had entered into derivative instruments related to approximately 45% of our forecasted natural gas purchases from July 2008 through October 2008, approximately 40% of our forecasted natural gas purchases from November 2008 through December 2008, and approximately 7% of our forecasted natural gas purchases from January 2009 through March 2009. These derivatives include three-way collars, caps, and call spreads.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) Boise Inc. will pay for the volumes under contract. The following table summarizes our position related to these instruments as of June 30, 2008:

	Three-Way Cashless Collar
	July 2008 Through October 2008	September 2008 Through March 2009	November 2008 Through March 2009

Volume hedged	1,000 mmBtu/day	1,000 mmBtu/day	1,000 mmBtu/day

Strike price of call sold	$13.00	$14.00	$14.00
Strike price of call bought	10.00	11.00	11.00
Strike price of put sold	6.00	10.05	6.38

Approximate percent hedged	3%	2%	2%

A cap is a purchased call option that establishes a maximum price Boise Inc. will pay for the volumes under contract, plus the applicable cap premium. The following table summarizes our position related to these instruments as of June 30, 2008:

	Caps
	July 2008 Through August 2008	September 2008 Through December 2008

Volume hedged	16,000 mmBtu/day	8,000 mmBtu/day

Strike price of call bought	$10.50	$10.50
Cap premium	1.30	1.79

Approximate percent hedged	42%	19%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price less the difference between the purchased call and the written call strike price, plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of June 30, 2008:

	Call Spreads
	September 2008 Through December 2008	November 2008 Through March 2009

Volume hedged	7,000 mmBtu/day	1,000 mmBtu/day

Strike price of call sold	$15.00	$15.00
Strike price of call bought	10.50	10.50
Net cap premium	2.14	2.29

Approximate percent hedged	17%	2%

We have elected to account for these instruments as economic hedges. At June 30, 2008, we recorded the fair value of the derivatives, or $4.0 million, in “Receivables, other” on our Consolidated Balance Sheet. During the three and six months ended June 30, 2008, we recorded the change in fair value of the instruments, or $3.7 million and $3.9 million of expense, in “Materials, labor, and operating expenses” in our Consolidated Statements of Income (Loss). We continue to enter into additional derivative instruments to hedge the variable cash flow risk of natural gas purchases.

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, precipitated calcium carbonate, sodium hydroxide, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.		Predecessor	Combined	Predecessor
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	January 1 Through February 21, 2008	Six Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Paper	14%	14%	13%	14%	13%	13%
Packaging	6%	5%	6%	6%	6%	5%

We experienced higher chemical costs during second quarter 2008, compared with second quarter 2007, driven by substantially higher prices for commodity chemical inputs.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs. As of June 30, 2008, we had approximately 4,600 employees. Approximately 2,750, or 60%, of these employees work pursuant to collective bargaining agreements. We are currently in negotiations for our Wallula, Washington, packaging facility (126 employees represented by the United Steelworkers) and our Jackson, Alabama, converting facility (106 employees represented by the United Steelworkers). The labor contract at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers) will expire in December. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Inflationary and seasonal influences. Our major costs of production are labor, wood fiber, energy, and chemicals. Fiber costs in the Pacific Northwest are high by historical standards. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical standards. We have also seen significantly higher chemical costs in the current year, compared with historical standards. We experience some seasonality, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities.

Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the three months ended June 30, 2008, and for the Predecessor three months ended June 30, 2007 (in millions, except percent-of-sales data):

	Boise Inc. (a)	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Sales
Trade	$586.6	$403.5
Related parties	31.8	179.1
	618.4	582.6

Costs and expenses
Materials, labor, and other operating expenses	544.1	503.5
Fiber costs from related parties	7.0	10.3
Depreciation, amortization, and depletion	32.7	30.8
Selling and distribution expenses	14.8	14.5
General and administrative expenses	12.3	10.2
Other (income) expense, net	(0.1)	(3.3)
	610.8	566.0

Income (loss) from operations	$7.6	$16.6

Sales
Trade	94.9%	69.3%
Related parties	5.1	30.7
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	88.0%	86.4%
Fiber costs from related parties	1.1	1.8
Depreciation, amortization, and depletion	5.3	5.3
Selling and distribution expenses	2.4	2.5
General and administrative expenses	2.0	1.8
Other (income) expense, net	—	(0.6)
	98.8%	97.2%

Income (loss) from operations	1.2%	2.8%

(a)          We have not included information related to the three months ended June 30, 2007, which represents the activities of Aldabra 2 Acquisition Corp., as the operating results related to this period are insignificant.

Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the six months ended June 30, 2008, the Predecessor periods of January 1 through February 21, 2008, and the six months ended June 30, 2007 (in millions, except percent-of-sales data):

	Boise Inc. (a)	Predecessor
	Six Months Ended June 30, 2008	January 1 Through February 21, 2008	Six Months Ended June 30, 2007

Sales
Trade	$812.6	$258.4	$806.4
Related parties	33.8	101.5	354.9
	846.4	359.9	1,161.3

Costs and expenses
Materials, labor, and other operating expenses	739.5	313.9	991.4
Fiber costs from related parties	25.7	7.7	21.3
Depreciation, amortization, and depletion	45.4	0.5	61.6
Selling and distribution expenses	20.8	9.1	28.9
General and administrative expenses	16.8	6.6	19.7
Other (income) expense, net	(0.1)	(1.0)	(0.9)
	848.1	336.8	1,122.0

Income (loss) from operations	$(1.7)	$23.1	$39.3

Sales
Trade	96.0%	71.8%	69.4%
Related parties	4.0	28.2	30.6
	100%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	87.4%	87.2%	85.4%
Fiber costs from related parties	3.0	2.2	1.8
Depreciation, amortization, and depletion	5.4	0.1	5.3
Selling and distribution expenses	2.5	2.5	2.5
General and administrative expenses	2.0	1.9	1.7
Other (income) expense, net	—	(0.3)	(0.1)
	100.3%	93.6%	96.6%

Income (loss) from operations	(0.3)%	6.4%	3.4%

(a)   We have not included information related to the period of February 1 (inception) through June 30, 2007, which represents the activities of Aldabra 2 Acquisition Corp., as the operating results related to this period are insignificant.

Sales Volumes and Prices

Set forth below are segment sales volumes and average net selling prices for our principal products for the three months ended June 30, 2008, the Predecessor three months ended June 30, 2007, the six months ended June 30, 2008, the Predecessor period of January 1 through February 21, 2008, the combined six months ended June 30, 2008, and the Predecessor six months ended June 30, 2007:

	Boise Inc.	Predecessor	Boise Inc.	Predecessor	Combined	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	January 1 Through February 21, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

	(thousands of short tons, except corrugated containers and sheets)
Paper
Uncoated freesheet	350	375	504	236	740	755
Containerboard (medium)	35	34	52	19	69	66
Market pulp	39	33	50	20	72	57
	424	442	606	275	881	878

Packaging
Containerboard (linerboard)	66	59	78	36	114	124
Newsprint	105	102	134	56	191	209
Corrugated containers and sheets (mmsf)	1,562	1,653	2,202	914	3,116	3,287

	(dollars per short ton, except corrugated containers and sheets)
Paper
Uncoated freesheet	$925	$855	$914	$868	$899	$851
Containerboard (medium)	455	422	455	454	454	422
Market pulp	543	535	549	535	545	527

Packaging
Containerboard (linerboard)	$394	$379	$393	$399	$395	$377
Newsprint	544	494	537	494	524	510
Corrugated containers and sheets ($/mmsf)	56	51	56	55	55	51

The following presents a discussion of sales and costs for the three months ended June 30, 2008, compared with the same period in 2007, as well as the combined six months ended June 30, 2008, compared with the same period in 2007. The combined six months ended June 30, 2008, represent the results of Boise Inc. for the six months ended June 30, 2008, and the results of the Predecessor for the period from January 1 through February 21, 2008. The 2007 comparison periods are for Predecessor results only. See “Background and Executive Overview” and “Acquisition of Boise Cascade’s Paper and Packaging Operations” in this Management’s Discussion and Analysis for more information related to the Acquisition.

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

Three Months Ended June 30, 2008, Compared With the Predecessor Three Months Ended June 30, 2007

Sales

For the three months ended June 30, 2008, total sales increased $35.8 million, or 6%, to $618.4 million from $582.6 million during the three months ended June 30, 2007. The increase was driven primarily by a 2% increase in Paper segment sales resulting from higher prices, partially offset by lower sales volumes and a 13% increase in Packaging segment sales driven by higher prices, partially offset by lower corrugated container and sheet volume.

Paper. Sales increased $9.8 million, or 2%, to $410.9 million for the three months ended June 30, 2008, from $401.1 million for the three months ended June 30, 2007. Pricing for uncoated freesheet, market pulp, and medium all improved from the same period in 2007. Commodity uncoated freesheet sales prices increased 9%, compared with the second quarter of 2007, while premium and specialty prices increased 6%. Commodity uncoated freesheet volumes were down 13% from second quarter 2007 due in part to growth in premium and specialty production, offset by reduced demand in commodity grades, particularly printing and converting grades. To balance our production with demand, we curtailed production at our International Falls mill. Premium and specialty sales volumes were up 8%, compared with the prior period due mainly to a 20% increase in sales of premium office papers and label and release and flexible packaging grades.

Packaging. Sales increased $24.2 million, or 13%, to $217.1 million for the three months ended June 30, 2008, from $192.9 million for the three months ended June 30, 2007. The increase was driven primarily by a 10% increase in pricing for both corrugated products and newsprint, while linerboard pricing improved 4%. Newsprint pricing is continuing to improve through 2008 in conjunction with capacity reductions across the industry. Linerboard sales volumes increased 13%, and newsprint sales volumes increased 3%, compared with the prior-year quarter. Corrugated container and sheet volume was 6% lower due mainly to lower volumes from our sheet plant in Texas as a result of slowing industrial markets in that region.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $37.3 million, or 7%, to $551.1 million for the three months ended June 30, 2008, from $513.8 million for the three months ended June 30, 2007. The increase was driven primarily by substantial increases in fiber, energy, and chemical costs due mainly to higher prices.

Fiber, energy, and chemical costs were $142.3 million, $84.3 million, and $63.4 million, respectively, for the three months ended June 30, 2008, and $119.2 million, $73.0 million, and $55.2 million, respectively, for the three months ended June 30, 2007.

Fiber costs increased $22.2 million in our Paper segment due primarily to increased pulp costs, driven mainly by higher consumption at our International Falls mill due to the planned maintenance shutdown in May, increased residual chip prices in the Pacific Northwest, and higher fiber prices in our Alabama operating region. In Packaging, fiber costs increased $0.9 million due to increased wood and wastepaper costs.

Compared with the three months ended June 30, 2007, energy costs increased $12.4 million in our Paper segment, driven mainly by higher natural gas and electricity prices, and decreased $1.1 million in our Packaging segment, driven by increased use of alternative fuels, improved drying efficiency from the new shoe press installed on the linerboard machine during the outage at DeRidder in the first quarter, and lower electricity prices.

Chemical costs increased $6.6 million in our Paper segment and increased $1.6 million in our Packaging segment driven by higher prices for commodity chemicals, including caustic.

Under purchase accounting rules, in connection with the Acquisition we revalued our inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses increased approximately $3.7 million during the three months ended June 30, 2008.

Depreciation, amortization, and depletion for the three months ended June 30, 2008, was $32.7 million. For the Predecessor three months ended June 30, 2007, depreciation, amortization, and depletion was $30.8 million.

Selling and distribution expenses increased $0.3 million, or 2%, to $14.8 million for the three months ended June 30, 2008, compared with $14.5 million during the three months ended June 30, 2007. As a percentage of sales, selling and distribution expenses were 2.4% and 2.5% for the months ended June 30, 2008 and 2007, respectively.

General and administrative expenses increased $2.1 million, or 19%, to $12.3 million for the three months ended June 30, 2008, compared with $10.2 million during the three months ended June 30, 2007, as a result of incremental costs associated with being a public stand-alone company. As a percentage of sales, general and administrative expenses were 2.0% and 1.8% for the three months ended June 30, 2008 and 2007, respectively.

Other (income) expense, net. “Other (income) expense, net” includes miscellaneous income and expense items. During the three months ended June 30, 2008, we had $0.1 million of other income, compared with $3.3 million of income during the Predecessor three months ended June 30, 2007. The three months ended June 30, 2007, included a $4.4 million gain for changes in retiree healthcare programs and other miscellaneous expense items.

Income (loss) from operations. Income from operations for the three months ended June 30, 2008, decreased $9.0 million to $7.6 million, compared with $16.6 million in second quarter 2007. This decrease was driven primarily by higher input costs and the inventory purchase price adjustments, partially offset by higher sales prices. Overall, we estimate that our operating results for the three months ended June 30, 2008, were negatively affected by approximately $3.7 million from inventory purchase price adjustments.

Other

Interest income. For the three months ended June 30, 2008, interest income was $0.2 million, compared with $0.5 million for the three months ended June 30, 2007.

Interest expense. For the three months ended June 30, 2008, interest expense was $26.1 million, of which $21.6 million was for debt under our senior secured credit facilities. The remaining $4.5 million of interest expense was non-cash and consists of the following: $2.3 million related to the subordinated promissory note to Boise Cascade and the subsequent notes payable to unrelated parties and $2.2 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of

Financial Condition and Results of Operations.” The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Income taxes. For the three months ended June 30, 2008, we recorded $14,000 of income tax expense. We have not recognized $4.7 million of tax benefits from the losses resulting from our operations in the second quarter, because the realization of these benefits is not considered more likely than not. Valuation allowances were recorded to offset income tax benefits. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

Six Months Ended June 30, 2008, Compared With the Six Months Ended June 30, 2007

Sales

For the combined six months ended June 30, 2008, total sales increased $45.0 million, or 4%, to $1,206.3 million from $1,161.3 million during the six months ended June 30, 2007. The increase was driven primarily by a 5% increase in Paper segment sales as a result of higher prices and a 1% increase in Packaging segment sales driven by higher prices, partially offset by lower volumes as a result of the DeRidder outage in first quarter 2008 and lower corrugated container and sheet volume.

Paper. Sales increased $40.5 million, or 5%, to $836.6 million for the combined six months ended June 30, 2008, from $796.1 million for the six months ended June 30, 2007. This increase was driven by improved pricing for uncoated freesheet, market pulp, and medium from the prior year. Commodity uncoated freesheet sales prices increased 6%, compared with the same period in 2007, while premium and specialty prices increased 5%. Commodity uncoated freesheet volumes were down 4% from the same period in 2007 due mainly to declining demand across most grades, particularly more mature printing and converting grades, including forms and envelopes. Premium and specialty volumes were up 2%, compared with the prior period, driven by a 12% increase in sales of premium office papers and label and release and flexible packaging grades.

Packaging. Sales increased $3.6 million, or 1%, to $390.5 million for the combined six months ended June 30, 2008, from $386.9 million for the six months ended June 30, 2007. The increase was due primarily to higher prices for linerboard, corrugated containers and sheets and newsprint, partially offset by lower sales volumes. Linerboard pricing was 5% higher than in the prior year, while corrugated container and sheet pricing improved 8% and newsprint pricing improved 3%. Overall volumes for linerboard and newsprint decreased 8% and 9%, respectively, as a result of the DeRidder outage in first quarter 2008. Corrugated container and sheet volume decreased 5%, compared with the prior period, due mainly to lower volumes from our sheet plant in Texas as a result of slowing industrial markets.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $74.1 million, or 7%, to $1,086.8 million for the combined six months ended June 30, 2008, from $1,012.7 million during the six months ended June 30, 2007. The increase was driven primarily by higher input cost prices and increased fixed costs, mainly maintenance, associated with the DeRidder outage.

Fiber, energy, and chemical costs were $269.6 million, $167.1 million, and $125.4 million, respectively, for the combined six months ended June 30, 2008, and $246.3 million, $155.8 million, and $108.7 million, respectively, for the six months ended June 30, 2007. Fiber costs increased $26.4 million in our Paper segment, due primarily to higher wood and wastepaper costs in our Alabama operating region, increased purchased pulp costs at our International Falls mill due to the planned maintenance shutdown in May, and increased residual chip prices in the Pacific Northwest. In Packaging, fiber costs decreased $3.1 million due primarily to reduced consumption during to the DeRidder outage in the first quarter, partially offset by increased recycled fiber and wood costs.

Compared with the six months ended June 30, 2007, energy costs increased $13.5 million in our Paper segment driven by higher fuel and electricity costs and decreased $2.2 million in our Packaging segment driven by reduced consumption as a result of the outage in first quarter 2008, increased alternative fuel use, and improved drying efficiency, partially offset by increased fuel and electricity prices.

Chemical costs increased $11.9 million in our Paper segment and increased $4.8 million in our Packaging segment driven by substantially higher prices for commodity chemical inputs.

Under purchase accounting rules, in connection with the Acquisition we revalued our inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses increased $10.2 million during the six months ended June 30, 2008.

Depreciation, amortization, and depletion for the six months ended June 30, 2008, was $45.4 million. The six months ended June 30, 2008, includes depreciation, amortization, and depletion for the period from February 22, 2008, through June 30, 2008. For the Predecessor period of January 1 through February 21, 2008, depreciation, amortization, and depletion was $0.5 million due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. For the Predecessor six months ended June 30, 2007, depreciation, amortization, and depletion was $61.6 million.

Selling and distribution expenses increased $1.0 million, or 3%, to $29.9 million for the combined six months ended June 30, 2008, from $28.9 million during the six months ended June 30, 2007.

General and administrative expenses increased $3.7 million, or 19%, to $23.4 million for the combined six months ended June 30, 2008, from $19.7 million during the six months ended June 30, 2007, mainly as a result of incremental costs associated with being a public stand-alone company.

Other (income) expense, net. “Other (income) expense, net” includes miscellaneous income and expense items. During the six months ended June 30, 2008, we had $1.1 million of other income, consisting primarily of a net gain on sales of assets of $1.0 million for the Predecessor period of January 1 through February 21, 2008. During the six months ended June 30, 2007, we had a net $0.9 million of income, consisting of a $4.4 million gain on changes in retiree healthcare programs offset by a $1.3 million net loss on sales of assets, $0.2 million of project costs, and $2.0 million of miscellaneous income items.

Income (loss) from operations. Income from operations for the combined six months ended June 30, 2008, decreased $17.8 million to $21.5 million, compared with $39.3 million for the six months ended June 30, 2007. This decrease was caused primarily by higher input costs, the DeRidder mill outage, and the inventory purchase price adjustments, partially offset by higher sales prices and lower depreciation, amortization, and depletion expense. Overall, we estimate that our operating results for the six months ended June 30, 2008, were negatively affected by approximately $20.5 million due to the DeRidder outage in the first quarter and $10.2 million from inventory purchase price adjustments.

Other

Interest income. During the combined six months ended June 30, 2008, interest income was $2.2 million, compared with $0.8 million for the six months ended June 30, 2007. Boise Inc.’s interest income for the period prior to February 22, 2008, is attributable primarily to income from interest earned on trust assets held by Aldabra 2 Acquisition Corp. prior to the Acquisition.

Interest expense. For the six months ended June 30, 2008, interest expense was $37.6 million, of which $31.3 million was for debt under our senior secured credit facilities. The remaining $6.3 million of interest expense was non-cash and consists of the following: $3.3 million related to the subordinated promissory note to Boise Cascade and the subsequent notes payable to unrelated parties and $3.0 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Income taxes. For the six months ended June 30, 2008, we recorded $3.4 million of income tax benefits related to losses incurred during the six-month period. We have not recognized an additional $8.8 million of tax benefits from these losses, because the realization of these benefits is not considered more likely than not. Valuation allowances were recorded to offset income tax benefits. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, energy, and interest. For the six months ended June 30, 2008 and 2007, operating activities provided $32.7 million and $89.2 million of cash, respectively.

Relative to 2007, cash provided by operations was negatively affected by lower combined net income (loss) for the six months ended June 30, 2008, which was the primary reason for the decrease in cash provided by operations. As discussed under “Operating Results” above, the loss in the first half of 2008 reflects the impact of the DeRidder outage, as well as higher interest expense and inventory purchase price adjustments related to the transaction.

In the first half of 2008, unfavorable changes in working capital used $5.8 million of cash from operations, while unfavorable changes in working capital used $11.6 million of cash in the first half of 2007. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

Increases in the level of receivables used $13.2 million of cash from operations, which is attributable primarily to increased receivables in the Paper segment as a result of higher sales in June 2008, compared with December 2007. Prepaid expenses increased in both of our operating segments, using $5.8 million of cash from operations. These increases were primarily due to the timing of recurring expenses. Significantly offsetting the increased levels of accounts receivable and prepaid expenses were increased levels of accounts payable and accrued expenses, which provided $15.3 million in cash from operations. The higher levels of accounts payable and accrued expenses reflect higher trade accounts payable in the Paper segment and, to a lesser extent, in the Packaging segment. The higher level of trade payables in the Paper segment was due in large part to increased raw material and energy costs as well as costs associated with planned maintenance downtime taken at the International Falls, Minnesota, and Wallula, Washington, pulp and paper mills. The increase in trade payables in the Packaging segment reflected increased raw material and energy costs. These favorable changes in working capital were partially offset by lower levels of accrued compensation.

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

Combined investing activities of Boise Inc. and Predecessor

Cash investing activities used $840.0 million for the six months ended June 30, 2008, compared with $462.4 million during the same period in 2007. For the six months ended June 30, 2008, investing activities included $1.2 billion in cash spent for the Acquisition, excluding deferred financing fees, as discussed above. Investing activities for the six months ended June 30, 2007, included $399.5 million of cash held in trust related to the net proceeds of the initial public offering.

Combined cash capital expenditures for property, plant, and equipment for the six months ended June 30, 2008, were $46.0 million. This amount includes $10.2 million spent by the Predecessor for the period of January 1, 2008, through February 21, 2008, and $35.8 million spent by us from February 22, 2008, through June 30, 2008. Of these amounts, $9.6 million relates to the installation of a shoe press in our DeRidder, Louisiana, mill to reduce the use of energy in producing linerboard. We estimate total capital spending of $23 million for the project, part of which was spent in 2007. As of June 30, 2008, cumulative cash spending on this project totaled $21.6 million, with the balance to be spent in 2008.

For the six months ended June 30, 2007, cash investing activities included $68.7 million of capital expenditures for the purchase of property, plant, and equipment. Approximately $33 million of these expenditures relate to the reconfiguration of the paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure sensitive paper and commodity uncoated freesheet.

We expect capital investments in 2008 to total approximately $100 million to $110 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2008 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our efficiency projects are focused on opportunities to improve our energy efficiency.

Financing Activities

Cash provided by financing activities was $828.2 million for the six months ended June 30, 2008, compared with $373.5 million during the same period in 2007. Financing activities for the six months ended June 30, 2008, reflect approximately $1.1 billion of debt financing obtained in conjunction with the Acquisition, partially offset by $120.2 million paid to stockholders who exercised their conversion rights, $94.3 million of deferred financing costs and underwriting fees, and $37.7 million of debt repayments. Under our $250 million revolving credit facility, there was $159.2 million of availability at June 30, 2008. Prior to the Acquisition, financing activities have historically consisted primarily of intercompany loans obtained by the Predecessor.

Our expected debt service obligation, assuming interest rates stay at June 30, 2008, levels, is estimated to be approximately $47.9 million for the remainder of 2008 and $95.9 million for 2009, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $5.7 million per year (based on debt levels and interest rates as of June 30, 2008).

For the six months ended June 30, 2007, cash financing activities included $414.0 million of gross proceeds from the initial public offering on June 22, 2007, as well $3.0 million related to the sale of insider warrants. In conjunction with the offering, we paid $16.6 million in underwriting discounts and commissions and incurred approximately $0.6 million in other costs related to the offering. As discussed above in “Investing Activities,” the net amount from the offering, or $399.5 million, was deposited in a trust account. These funds were released from the trust as a result of the Acquisition.

At June 30, 2008, our long-term debt and the interest rates on that debt were as follows:

	June 30, 2008
	Amount	Interest Rate
	(millions)
Revolving credit facility, due 2013	$65.0	5.75%
Tranche A term loan, due 2013	248.5	6.06%
Tranche B term loan, due 2014	473.8	7.50%
Second Lien term loan, due 2015	260.7	11.00%
Current portion of long-term debt	(12.6)	6.61%
Long-term debt, less current portion	1,035.4	7.94%
Current portion of long-term debt	12.6	6.61%
	1,048.0

15.75% notes payable, due 2015	61.6	15.75%
	$1,109.6

Senior Secured Credit Facilities

 Our senior secured credit facilities consist of:

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

•                  A six-year amortizing $475.0 million senior secured Tranche B Term Loan Facility with interest at LIBOR plus 350 basis points (subject to a floor of 4.00%) or a calculated base rate plus 250 basis points (the Tranche B Term Loan Facility); and

•                  A seven-year nonamortizing $260.7 million Second Lien Term Loan Facility with interest at LIBOR plus 700 basis points (subject to a floor of 5.50%) or a calculated base rate plus 600 basis points (the Second Lien Facility and together with the First Lien Facilities, the Credit Facilities).

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee will accrue from the Acquisition closing date and shall be payable quarterly in arrears. At June 30, 2008, we had $65.0 million of borrowings outstanding under the Revolving Credit Facility. For the six months ended June 30, 2008, the average interest rate for our borrowings under our Revolving Credit Facility was 6.06%. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $80.0 million for the six months ended June 30, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the six months ended June 30, 2008, was $63.9 million. At June 30, 2008, we had availability of $159.2 million, which is net of outstanding letters of credit of $25.8 million, above the amount we had borrowed.

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

With respect to a Second Lien Facility loan on any date of prepayment, the “make-whole premium” means the present value of (a) all required interest payments due on such Second Lien Facility loan from the date of prepayment through and including the make-whole termination date, excluding accrued interest (assuming that the interest rate applicable to all such interest is the swap rate at the close of business on the third business day prior to the date of such prepayment with the termination date nearest to the make-whole termination date plus 7.00%) plus (b) the prepayment premium that would be due if such prepayment were made on the day after the make-whole termination date, in each case discounted to the date of prepayment on a quarterly basis (assuming a 360-day year and actual days elapsed) at a rate equal to the sum of such swap rate plus 0.50%.

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

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. Required debt principal repayments, excluding those from excess cash flows, total $5.5 million for the balance of 2008, $15.7 million in 2009, $26.6 million in 2010, $48.5 million in 2011, $134.4 million in 2012, and $817.3 million thereafter.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default and indemnification customary for loan agreements for similar leveraged acquisition financings, and other representations and warranties, covenants, and events of default deemed by the administrative agent of the First Lien Facilities or the Second Lien Facility, as applicable, to be appropriate for the specific transaction. The First Lien Facilities require Holdings and its subsidiaries to maintain a minimum interest coverage ratio and a maximum leverage ratio, the Second Lien Facility requires Holdings and its subsidiaries to maintain a maximum leverage ratio, and the Credit Facilities limit the ability of Holdings and its subsidiaries to make capital expenditures. At June 30, 2008, we were in compliance with these covenants.

In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade.  After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million, effective February 22, 2008. The increase of the note reflects $17.3 million of post-closing working capital adjustments in Boise Cascade’s favor. With the exception of our subsidiaries that are party to the Credit and Guaranty Agreement, dated as of February 22, 2008, each of our current and future domestic subsidiaries are joint and several obligors under this note, as reflected by a Subordinated Guaranty Agreement, which guarantees our obligations under the note.

After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for a reported $53.8 million before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes is related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes on our Consolidated Balance Sheet.

The notes bear interest at 15.75% per annum (computed on the basis of a 360-day year), payable quarterly (each such quarterly payment date, an Interest Payment Date). To the extent interest is not paid in cash, interest will be added to the principal amount of the notes on each Interest Payment Date. The notes mature on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the amount of the notes will be approximately $185.6 million, assuming none of the interest has been paid in cash.

We may prepay the notes at any time in whole or in part, without premium or penalty, subject to any restrictions contained in the our senior credit facilities. We must prepay the notes upon the occurrence of the following events: (i) a Change of Control (as defined in the Credit Facilities); (ii) a sale or transfer of 50% or more of the company’s assets; and (iii) Events of Default (as provided in the notes). We must use the proceeds from the sale of equity or debt securities or borrowings to repay the notes, subject to any restrictions contained in our senior credit facilities.

Boise Inc. and the Predecessor had no short- or long-term debt outstanding at December 31, 2007.

Other

At June 30, 2008, we had $78.9 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $2.2 million and $3.0 million of amortization expense for the three and six months ended June 30, 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At June 30, 2008, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 14, Financial Instruments, in “Part 1-Item 1. Consolidated Financial Statements” of this Form 10-Q.

For the six months ended June 30, 2008, cash payments for interest, net of interest capitalized, was $30.6 million. No payments were made during the period of February 1 (inception) through June 30, 2007, or the Predecessor period of January 1 through February 21, 2008, and the six months ended June 30, 2007.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part 1-Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Quarterly Report on Form 10-Q for the period ended March 31, 2008. As of June 30, 2008, there have been no material changes to our contractual obligations outside the normal course of business.

Off-Balance-Sheet Activities

At June 30, 2008, and December 31, 2007, we had no off-balance-sheet arrangements with unconsolidated entities. The Predecessor had no off-balance-sheet arrangements with unconsolidated entities at December 31, 2007.

Guarantees

Note 20, Commitments and Guarantees, and Note 13, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part 1-Item 1. Consolidated Financial Statements” of this Form 10-Q describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Environmental

For information on environmental issues, see Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008. There have been no material changes to Boise Inc.’s environmental information from that disclosed for the Predecessor in the Current Report on Form 8-K filed with the SEC on February 28, 2008.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2008. As of June 30, 2008, there have been no changes in Boise Inc.’s critical accounting estimates from those the Predecessor disclosed in Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008, and those disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

New and Recently Adopted Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to

AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 14, Financial Instruments, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part 1-Item 1. Consolidated Financial Statements” of this Form 10-Q, we expanded our disclosures about fair value measurements. In accordance with the provisions of FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We do not expect the implementation to have a material impact on our financial position or results of operations.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income (loss),” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income (loss)” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The fair value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

With the exception of the 15.75% notes payable, maturing in August 2015, our debt is variable-rate debt. At June 30, 2008, the estimated value of the notes payable, based on then-current interest rates for similar obligations with like maturities, was approximately $7.4 million less than the amount recorded on our Consolidated Balance Sheet.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

Second Lien Facility. We account for the interest rate derivatives with a notional of $260.0 million that hedge our exposure to interest rate fluctuations on our Second Lien Facility as economic hedges. At June 30, 2008, we recorded the fair value of the interest rate derivatives, or $1.2 million, in “Other assets” on our Consolidated Balance Sheet. During the three and six months ended June 30, 2008, we recorded the change in fair value of these derivatives, or $0.5 million of expense, in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss).

First Lien Facility. We account for the interest rate derivatives that hedge part of the interest rate risk on our Tranche B Term Loan Facility as cash flow hedges. These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At June 30, 2008, we recorded the fair value of the interest rate derivatives, or $2.1 million, in “Other assets” and the change in the fair value of these derivatives in “Accumulated other comprehensive income” on our Consolidated Balance Sheet. At June 30, 2008, assuming no changes in interest rates, we expect to reclassify $0.2 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense during the remainder of 2008. At June 30, 2008, there was no ineffectiveness related to these hedges.

Energy Risk

For information on our energy risk, see “Factors That Affect Operating Results” in “Part 1-Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Form 10-Q.

Foreign Currency Risk

At June 30, 2008, we had no material foreign currency risk.

Predecessor

During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

Fair Value Measurements

In accordance with the provisions of FASB Staff Position FSP No. 157-2 (see Note 15, New and Recently Adopted Accounting Standards of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this form 10-Q), we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of financial instruments that are used to hedge exposures to interest rate and energy risks. For these financial instruments, fair value is determined at each balance sheet date based on LIBOR rates and interest rate curves and NYMEX price quotations, respectively, under the terms of the contracts using current market information as of the reporting date. The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at June 30, 2008, Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Assets:
Interest rate derivatives (a)	$3.3	$—	$3.3	$—
Energy derivatives (b)	4.0	—	4.0	—
	$7.3	$—	$7.3	$—

Liabilities	—	—	—	—
	$—	$—	$—	$—

(a)           Includes $3.3 million recorded in “Other assets” on our Consolidated Balance Sheet.

(b)           Includes $4.0 million recorded in “Receivables, Other” on our Consolidated Balance Sheet.

As of June 30, 2008, we did not have any fair value measurements using significant unobservable inputs (Level 3).

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

As a result of management’s evaluation of the design and operation of our disclosure controls and procedures, we identified a number of changes during the first quarter of 2008 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting. All of these changes related to the Acquisition of the packaging and paper assets of Boise Cascade. Specifically, as a result of the Acquisition, our existing financial reporting processes were all expanded and/or modified. To accommodate the Acquisition of our operating assets, we implemented significant disclosure controls and procedures related to financial reporting, revenue and receivables, purchasing and payables, property and equipment, treasury, inventory, payroll, employee benefits, nonrecurring transactions, information technology, and other control functions. The vast majority of these controls and procedures had been implemented previously by Boise Cascade.

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

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognize that disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II—OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.           RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the “Recent Trends and Operational Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statements. There have been no material changes to our risk factors as of June 30, 2008, from those disclosed previously in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.              OTHER INFORMATION

(a)   None.

(b)   On and effective July 11, 2008, our board of directors amended and restated the company’s bylaws. The company amended Article II of its bylaws to revise the deadline for advance notice required for a stockholder to bring a matter before an annual meeting of stockholders. Under the amended bylaws, notice may be given no earlier than 120 days (previously 90 days) or more than 150 days (previously 120 days) prior to the first anniversary date of the preceding year’s annual meeting (previously the date that proxy materials were first mailed to stockholders). To bring business before the company’s annual meeting to be held in 2009, stockholders must give notice no later than December 1, 2008, and no sooner than November 1, 2008. A stockholder may have to comply with additional advance notice provisions with respect to proposals the stockholder wishes to have included in the company’s proxy statement.

The company’s amended bylaws also require a stockholder’s notice to include additional information about director nominees and about the stockholder (and beneficial owner, if applicable) bringing business before a stockholder’s meeting. These enhanced disclosure requirements relate to nominee and/or proponent’s ownership positions in the company’s securities, as well as other information regarding economic interests of the nominee and/or proponent in the company.

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

BOISE INC.

/s/ Samuel K. Cotterell
Samuel K. Cotterell Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date: August 6, 2008

BOISE INC.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008

Number	Description

3 (a)	Bylaws of Boise Inc., Amended and Restated Effective as of July 11, 2008

10.1	2008 Annual Incentive Award Notifications with respect to Boise Inc. Incentive and Performance Plan

10.2	Form of Restricted Stock Award Agreement for Non-Employee Directors

10.3	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors

10.4 (b)	Form of Restricted Stock Award Agreement for Officers

10.5 (b)	Form of Restricted Stock Unit Award Agreement for Officers

10.6 (c)	Letter Agreement dated May 22, 2008, between Boise Inc., Boise Paper Holdings, L.L.C., Boise Cascade Holdings, L.L.C., and Boise Cascade, L.L.C.

10.7 (d)	Severance Letter dated May 9, 2008, by and between Miles A. Hewitt and Boise Paper Holdings, L.L.C.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc.

(a)	Filed as Exhibit 3.1 to Current Report on Form 8-K filed July 14, 2008, and incorporated herein by reference.

(b)	Filed as Exhibits 99.1 and 99.2, respectively, to Current Report on Form 8-K filed May 6, 2008, and incorporated herein by reference.

(c)	Filed as Exhibit 99.1 to Current Report on Form 8-K filed May 29, 2008, and incorporated herein by reference.

(d)	Filed as Exhibit 10.22 to Post-Effective Amendment No. 1 to Form S-1 filed June 13, 2008, and incorporated herein by reference.