Form 10-Q
period 2008-09-30
BOISE INC.
filed 2008-11-04
CIK 1391390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 31, 2008
Common Stock, $.0001 Par Value	79,722,147

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

i

PART I—FINANCIAL INFORMATION

ITEM 1.                                                 CONSOLIDATED FINANCIAL STATEMENTS

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except for share data)

	Boise Inc.		Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Three Months Ended September 30, 2007

Sales
Trade	$610,909	$—	$409,393
Related parties	22,209	—	174,337
	633,118	—	583,730

Costs and expenses
Materials, labor, and other operating expenses	526,731	—	472,865
Fiber costs from related parties	21,213	—	9,527
Depreciation, amortization, and depletion	31,426	—	22,969
Selling and distribution expenses	13,803	—	14,720
General and administrative expenses	9,891	134	12,608
Other (income) expense, net	(36)	—	317
	603,028	134	533,006

Income (loss) from operations	30,090	(134)	50,724

Foreign exchange gain (loss)	(449)	—	605
Change in fair value of interest rate derivatives	(306)	—	—
Interest expense	(27,484)	(3)	—
Interest income	153	5,259	190
	(28,086)	5,256	795

Income before income taxes	2,004	5,122	51,519
Income tax (provision) benefit	2,379	(2,331)	(1,301)
Net income	$4,383	$2,791	$50,218

Weighted average common shares outstanding:
Basic	77,259,947	51,750,000	—
Diluted	78,438,847	51,750,000	—

Net income per common share:
Basic and diluted	$0.06	$0.05	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except share data)

	Boise Inc.		Predecessor
	Nine Months Ended September 30, 2008	February 1 (Inception) Through September 30, 2007	January 1 Through February 21, 2008	Nine Months Ended September 30, 2007

Sales
Trade	$1,423,536	$—	$258,430	$1,215,777
Related parties	55,977	—	101,490	529,276
	1,479,513	—	359,920	1,745,053

Costs and expenses
Materials, labor, and other operating expenses	1,266,250	—	313,931	1,464,284
Fiber costs from related parties	46,857	—	7,662	30,834
Depreciation, amortization, and depletion	76,862	—	477	84,536
Selling and distribution expenses	34,563	—	9,097	43,587
General and administrative expenses	26,702	152	6,606	32,335
Other (income) expense, net	(160)	—	(989)	(567)
	1,451,074	152	336,784	1,655,009

Income (loss) from operations	28,439	(152)	23,136	90,044

Foreign exchange gain (loss)	(1,511)	—	54	1,207
Change in fair value of interest rate derivatives	204	—	—	—
Interest expense	(65,064)	(3)	(2)	—
Interest income	2,152	5,769	161	475
	(64,219)	5,766	213	1,682

Income (loss) before income taxes	(35,780)	5,614	23,349	91,726
Income tax (provision) benefit	5,742	(2,555)	(563)	(2,982)
Net income (loss)	$(30,038)	$3,059	$22,786	$88,744

Weighted average common shares outstanding:
Basic and diluted	72,418,643	27,628,512	—	—

Net income (loss) per common share:
Basic and diluted	$(0.41)	$0.11	$—	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Balance Sheets

(unaudited, in thousands)

	Boise Inc.		Predecessor
	September 30, 2008	December 31, 2007	December 31, 2007

ASSETS

Current
Cash and cash equivalents	$27,128	$186	$8
Cash held in trust	—	403,989	—
Receivables
Trade, less allowances of $880, $0, and $1,063	245,141	—	181,799
Related parties	4,154	—	36,452
Other	5,451	—	10,224
Inventories	334,502	—	324,679
Deferred income taxes	15,137	85	—
Other	13,570	59	6,936
	645,083	404,319	560,098

Property
Property and equipment, net	1,286,450	—	1,192,344
Fiber farms and deposits	14,213	—	17,843
	1,300,663	—	1,210,187

Deferred financing costs	75,368	—	—
Goodwill	—	—	42,218
Intangible assets, net	35,860	—	23,967
Other assets	6,929	3,293	9,242
Total assets	$2,063,903	$407,612	$1,845,712

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Balance Sheets (continued)

(unaudited, in thousands, except share data)

	Boise Inc.		Predecessor
	September 30, 2008	December 31, 2007	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$14,125	$—	$—
Income taxes payable	450	1,280	306
Accounts payable
Trade	209,049	—	178,686
Related parties	9,427	—	299
Accrued liabilities
Compensation and benefits	44,532	—	53,573
Interest payable	753	—	—
Deferred underwriting fee	—	12,420	—
Other	23,524	1,015	16,716
	301,860	14,715	249,580

Debt
Long-term debt, less current portion	1,031,075	—	—
Notes payable	64,083	—	—
	1,095,158	—	—

Other
Deferred income taxes	22,448	—	896
Compensation and benefits	63,747	—	6,030
Other long-term liabilities	31,060	—	29,427
	117,255	—	36,353

Common stock subject to possible conversion	—	159,760	—
(16,555,860 shares at conversion value at December 31, 2007)

Commitments and contingent liabilities

Stockholders’ Equity
Business unit equity	—	—	1,559,779
Preferred stock, $.0001 par value per share: 1,000,000 shares authorized; none issued	—	—	—
Common stock, $.0001 par value per share: 250,000,000 shares authorized; 79,722,147 shares and 51,750,000 shares issued and outstanding (which included 16,555,860 shares subject to possible conversion at December 31, 2007)	8	5	—
Additional paid-in capital	573,990	227,640	—
Accumulated other comprehensive income	178	—	—
Income accumulated during development stage	—	5,492	—
Accumulated deficit	(24,546)	—	—
Total stockholders’ equity	549,630	233,137	1,559,779

Total liabilities and stockholders’ equity	$2,063,903	$407,612	$1,845,712

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Boise Inc.		Predecessor
	Nine Months Ended September 30, 2008	February 1 (Inception) Through September 30, 2007	January 1 Through February 21, 2008	Nine Months Ended September 30, 2007
Cash provided by (used for) operations
Net income (loss)	$(30,038)	$3,059	$22,786	$88,744
Items in net income (loss) not using (providing) cash
Depreciation, amortization, and depletion of deferred financing costs and other	83,803	—	477	84,536
Share-based compensation expense	1,934	—	—	—
Related-party interest expense	2,760	—	—	—
Notes payable interest expense	2,989	—	—	—
Interest income on cash held in trust	—	(5,766)	—	—
Pension and other postretirement benefit expense	7,128	—	1,826	9,938
Deferred income taxes	(5,742)	—	11	130
Change in fair value of energy derivatives	7,471	—	(37)	375
Change in fair value of interest rate derivatives	(204)	—	—	—
Gain on changes in retiree healthcare programs	—	—	—	(4,367)
(Gain) loss on sales of assets, net	4	—	(943)	1,271
Other	1,511	—	(54)	(1,207)
Decrease (increase) in working capital, net of acquisitions
Receivables	(1,851)	—	(23,522)	(31,030)
Inventories	(20,660)	—	5,343	(8,083)
Prepaid expenses	(5,400)	(53)	875	(793)
Accounts payable and accrued liabilities	29,869	14	(10,718)	8,001
Current and deferred income taxes	(1,488)	2,463	335	1,831
Pension and other postretirement benefit payments	(291)	—	(1,826)	(9,938)
Other	(3,388)	—	2,326	548
Cash provided by (used for) operations	68,407	(283)	(3,121)	139,956

Cash provided by (used for) investment
Acquisition of businesses and facilities	(1,215,641)	(694)	—	—
Cash released from (held in) trust, net	403,989	(398,765)	—	—
Expenditures for property and equipment	(58,928)	—	(10,168)	(106,021)
Sales of assets	241	—	17,662	5,163
Other	(1,838)	—	863	1,759
Cash provided by (used for) investment	(872,177)	(399,459)	8,357	(99,099)

Cash provided by (used for) financing
Issuances of long-term debt	1,105,700	—	—	—
Payments of long-term debt	(60,500)	—	—	—
Issuances of short-term debt	—	137	—	—
Payments of short-term debt	—	(137)	—	—
Payments to stockholders for exercise of conversion rights	(120,170)	—	—	—
Payments of deferred financing fees	(81,898)	—	—	—
Payments of deferred underwriters fees	(12,420)	(16,560)	—	—
Proceeds from sale of shares of common stock to initial stockholders	—	25	—	—
Proceeds from public offering	—	414,000	—	—
Proceeds from issuance of insider warrants	—	3,000	—	—
Net equity transactions with related parties	—	—	(5,237)	(40,856)
Other	—	(640)	—	—
Cash provided by (used for) financing	830,712	399,825	(5,237)	(40,856)

Increase (decrease) in cash and cash equivalents	26,942	83	(1)	1

Balance at beginning of the period	186	—	8	7
Balance at end of the period	$27,128	$83	$7	$8

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

The accompanying consolidated statements of income (loss) for the three and nine months ended September 30, 2008, and cash flows for the nine months ended September 30, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through September 30, 2008. The consolidated statements of income (loss) for the period of January 1 through February 21, 2008, and for the three and nine months ended September 30, 2007, and the consolidated statements of cash flows for the period of January 1 through February 21, 2008, and the nine months ended September 30, 2007, of the Predecessor are presented for comparative purposes. The three months ended September 30, 2007, and the period of

February 1 (inception) through September 30, 2007, represents the activities of Aldabra 2 Acquisition Corp.

The quarterly consolidated financial statements presented have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited consolidated financial statements should be read in conjunction with our Quarterly Reports on Form 10-Q, our 2007 Annual Report on Form 10-K, and the audited consolidated financial statements and footnotes included in Boise Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on February 28, 2008, which includes the accounting policies of the Predecessor that we adopted in conjunction with the Acquisition, as well as the other reports we file with the SEC.

For the Predecessor periods presented, the consolidated financial statements include accounts specifically attributed to the Paper Group and a portion of Boise Cascade’s shared corporate general and administrative expenses. These shared services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Some corporate costs related solely to the Predecessor and were allocated totally to these operations. Shared corporate general and administrative expenses not specifically identifiable to the Paper Group were allocated primarily based on average sales, assets, and labor costs. The Predecessor consolidated financial statements do not include an allocation of Boise Cascade’s debt, interest, and deferred financing costs, because none of these items were specifically identified as corporate advances to, or borrowings by, the Predecessor. Boise Cascade used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs are not allocated to the Predecessor, the effects of the interest rate swaps are not included in the consolidated financial statements. During the Predecessor periods presented, income taxes, where applicable, were calculated as if the Predecessor were a separate taxable entity. For the period of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, the majority of the businesses and assets of the Predecessor were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. In addition to the businesses and assets held and operated by limited liability companies, the Predecessor had taxable corporations subject to federal, state, and local income taxes for which taxes were recorded. Information on the allocations and related-party transactions is included in Note 4, Transactions With Related Parties.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including direct transaction costs and purchase price adjustments, are summarized as follows:

February 22, 2008
(thousands)

Cash paid to Boise Cascade	$1,252,281
Cash paid to Boise Cascade for financing and other fees	24,915
Less: cash contributed by Boise Cascade	(38,000)
Net cash	1,239,196

Equity at $9.15 average price per share	346,395
Lack of marketability discount	(41,567)
Total equity	304,828

Note payable to Boise Cascade at closing	41,000
Working capital adjustment	17,334
Total note payable to Boise Cascade	58,334

Fees and expenses	60,967

Total purchase price	$1,663,325

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

Note Payable

In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise Cascade’s favor. After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for $53.8 million, including accrued interest but before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes are related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes payable on our Consolidated Balance Sheet. See Note 4, Transactions With Related Parties, and Note 13, Debt, for further information on the notes.

Fees and expenses consist primarily of debt issuance fees and direct costs of the transaction.

We have substantially completed our purchase price allocation of the fair value of assets acquired and liabilities assumed. However, we continue to evaluate the amounts included in our allocation as information is received from third parties. We expect to be complete by the one-year anniversary date of the Acquisition. The following table summarizes the fair value allocation of the assets acquired and liabilities assumed in the Acquisition as of September 30, 2008:

February 22, 2008, Fair Value
(thousands)

Current assets	$571,936
Property and equipment	1,305,616
Fiber farms and deposits	11,006
Intangible assets:
Trademark and trade name	16,800
Customer list	13,700
Technology	6,860
Deferred financing costs	81,898
Other long-term assets	4,465
Current liabilities	(247,292)
Long-term liabilities	(101,664)
Total purchase price	$1,663,325

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

	Pro Forma
	Three Months Ended September 30	Nine Months Ended September 30
	2007	2008	2007
	(thousands, except per-share data)

Sales	$583,730	$1,839,433	$1,745,053
Net income (loss)	16,365	(40,961)	(12,205)
Net income (loss) per share—basic and diluted	0.21	(0.53)	(0.16)

3.                                      Net Income (Loss) Per Common Share

For the three and nine months ended September 30, 2008, the three months ended September 30, 2007, and the period of February 1 (inception) through September 30, 2007, when we had publicly traded shares outstanding, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per-share amounts):

	Boise Inc.
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	February 1 (Inception) Through September 30, 2007

Net income (loss)	$4,383	$(30,038)	$2,791	$3,059

Weighted average number of common shares for basic net income (loss) per share	77,260	72,419	51,750	27,629
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a) (b)	—	—	—	—
Restricted stock (c)	898	—	—	—
Restricted stock units (c)	281	—	—	—
Weighted average number of shares for diluted net income (loss) per share	78,439	72,419	51,750	27,629

Net income (loss) per share—basic and diluted (a) (b) (c)	$0.06	$(0.41)	$0.05	$0.11

(a)

Warrants to purchase 44.4 million shares of common stock for the three and nine months ended September 30, 2008, were not included in the computation of diluted net income (loss) per share because the exercise price exceeded the average market price of our common stock for each respective reporting date.

(b)

Warrants to purchase 44.4 million shares of common stock for the nine months ended September 30, 2007, and for the period of February 1 (inception) through September 30, 2007, were not included in the computation of diluted net income per share because the warrants were contingently exercisable.

(c)

Restricted stock and restricted stock units for the nine months ended September 30, 2008, were not included in the computation of diluted net loss per share because inclusion of these amounts would be antidilutive.

4.                                      Transactions With Related Parties

During the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, the Predecessor participated in Boise Cascade’s centralized cash management system. Cash receipts attributable to the Predecessor’s operations were collected by Boise Cascade, and cash disbursements were funded by Boise Cascade. The net effect of these transactions has been reflected as “Net equity transactions with related parties” in the Consolidated Statements of Cash Flows. The following table includes the components of these related-party transactions:

	Predecessor
	January 1 Through February 21, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(thousands)

Cash collections	$(354,222)	$(567,015)	$(1,720,035)
Payment of accounts payable	336,605	511,749	1,561,691
Capital expenditures and acquisitions	10,168	37,322	106,021
Income taxes	217	(208)	1,021
Corporate general and administrative expense allocation	1,995	3,652	10,446
Net equity transactions with related parties	$(5,237)	$(14,500)	$(40,856)

Related-Party Sales

During the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, the Predecessor sold paper and paper products to OfficeMax Incorporated (OfficeMax) at sales prices that were designed to approximate market prices. For the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, sales to OfficeMax were $90.1 million, $154.5 million, and $471.8 million, respectively. During each of these periods, sales to OfficeMax represented 25%, 26%, and 27% of total sales, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). Subsequent to the Acquisition, OfficeMax is no longer a related party. During the three and nine months ended September 30, 2008, sales to OfficeMax were $147.4 million and $357.5 million, or 23% and 24% of total sales.

Boise Inc. and the Predecessor provided transportation services to Boise Cascade. For the three and nine months ended September 30, 2008, Boise Inc. recorded $1.1 million and $2.8 million of sales for transportation services. For the Period of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, the Predecessor recorded $0.6 million, $1.4 million, and $3.9 million, respectively, of sales for transportation services. During these same periods, the Predecessor sold $10.8 million, $18.4 million, and $53.6 million of wood to Boise Cascade. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three and nine months ended September 30, 2008, we recognized $3.7 million and $9.1 million in “Sales, Related parties” and the same amounts in “Cost and expenses” in our Consolidated Statements of Income (Loss) related to this agreement.

Subsequent to the Acquisition, Louisiana Timber Procurement Company, L.L.C., a fully consolidated entity, began selling chips and logs to Boise Cascade. During the three and nine months ended September 30, 2008, we recorded $17.4 million and $44.1 million of sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income (Loss) and recorded approximately the same amounts of expenses in “Materials, labor, and other operating expenses.”

Related-Party Costs and Expenses

The Predecessor purchased fiber from related parties at prices that approximated market prices. During the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, fiber purchases from related parties were $7.7 million, $9.5 million, and $30.8 million, respectively. Most of these purchases related to chip and log purchases from Boise Cascade’s wood products business. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss).

During the Predecessor periods, the Predecessor used services and administrative staff of Boise Cascade. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to the Predecessor were allocated based primarily on average sales, assets, and labor costs. These costs are included in “General and administrative expenses” in the Consolidated Statements of Income (Loss). The Predecessor believes the allocations are a reasonable reflection of its use of the services. However, had the Predecessor operated on a stand-alone basis, it estimates that its Corporate and Other segment would have reported approximately $2.5 million, $4.5 million, and $13.5 million of segment expenses before interest, taxes, depreciation, and amortization for the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, respectively.

During the Predecessor periods, some of the Predecessor’s employees participated in Boise Cascade’s noncontributory defined benefit pension and contributory defined contribution savings plans. The Predecessor treated its participants in the pension plans as participants in multiemployer plans. Accordingly, the Predecessor has not reflected any assets or liabilities related to the plans on the

Consolidated Balance Sheet at December 31, 2007. The Predecessor, however, recorded costs associated with the employees who participated in these plans in the Consolidated Statements of Income (Loss). For the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, the Statements of Income (Loss) included $3.9 million, $6.1 million, and $16.8 million, respectively, of expenses attributable to its participation in Boise Cascade’s defined benefit and defined contribution plans.

During the Predecessor periods presented, the Predecessor’s employees and former employees also participated in Boise Cascade’s other postretirement healthcare benefit plans. All of the Predecessor’s postretirement healthcare benefit plans were unfunded (see Note 16, Retirement and Benefit Plans). In addition, some of the Predecessor’s employees participated in equity compensation programs.

Note Payable

In connection with the Acquisition, we issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise Cascade’s favor. The note bears interest at 15.75% compounded quarterly. To the extent that interest is not paid in cash, interest will be added to the principal amount of the note. The note matures on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under our credit agreements, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. We may prepay the note at any time in whole or in part, subject to restrictions contained in our credit agreements.

After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for $53.8 million, including accrued interest but before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes is related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes on our Consolidated Balance Sheet.

In 2008, prior to the sale of the note, we recorded $2.8 million of related-party interest expense in “Interest expense” in our Consolidated Statements of Income (Loss). At September 30, 2008, we had $64.1 million recorded in “Notes payable” on our Consolidated Balance Sheet.

5.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (in thousands):

	Boise Inc.		Predecessor
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	January 1 Through February 21, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Changes in retiree healthcare programs	$—	$—	$—	$—	$(4,367)
Sales of assets, net	24	4	(941)	(71)	1,271
Closure costs (a)	—	—	—	174	2,211
Other, net	(60)	(164)	(48)	214	318
	$(36)	$(160)	$(989)	$317	$(567)

(a)	The three and nine months ended September 30, 2007, included expenses related to the closure of a paper converting facility in Salem, Oregon, which was closed in third quarter 2007.

During the period of February 1 (inception) through September 30, 2007, and the three months ended September 30, 2007, “Other (income) expense, net” was zero.

6.                                      Income Taxes

For the three months ended September 30, 2008, we recorded $2.4 million of income tax benefits. These tax benefits relate primarily to the release of valuation allowances we previously recorded against deferred tax assets. We released these valuation allowances because we determined it is more likely than not that we will use our deferred tax assets to offset deferred tax liabilities. During the nine months ended September 30, 2008, we recorded $5.7 million of income tax benefits related to losses incurred during the nine-month period. As a result of significantly completing our purchase price allocation, during the three months ended September 30, 2008, we recorded $12.4 million of deferred tax liabilities. At September 30, 2008, our deferred tax liability, net of deferred tax assets, was $7.3 million. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

For the three months ended September 30, 2008, the effective tax rate was not meaningful. For the nine months ended September 30, 2008, the effective tax benefit rate was 16.05%. The primary reason for the difference from the statutory income tax rate of 38.7% is due to nondeductible permanent items. The effective tax rate for each of the three months ended September 30, 2007, and the period of February 1 (inception) through September 30, 2007, was 45.5%.

During the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, the majority of the Predecessor businesses and assets were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. For the separate Predecessor subsidiaries that are taxed as corporations, the effective tax rates were 37.6%, 43.3%, and 41.8%, respectively. During these periods, the primary reason for the difference in tax rates is the effect of state income taxes.

During the nine months ended September 30, 2008, cash paid for taxes, net of refunds due, was $1.9 million. During the period of February 1 (inception) through September 30, 2007, we made $0.1 million of tax payments. During the Predecessor period of January 1 through February 21, 2008, cash paid for taxes, net of refunds due, was immaterial and $1.5 million during the Predecessor nine months ended September 30, 2007.

7.             Leases

We lease our distribution centers, as well as other property and equipment, under operating leases. During the Predecessor periods presented, the Predecessor leased its distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was as follows (in thousands):

	Boise Inc.			Predecessor
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	February 1 (Inception) Through September 30, 2007	January 1 Through February 21, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Rental expenses	$4,153	$9,298	$—	$2,044	$3,174	$9,969

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $2.9 million for the remainder of 2008, $11.6 million in 2009, $11.1 million in 2010, $10.3 million in 2011, $9.7 million in 2012, and $8.1 million in 2013, with total payments thereafter of $26.0 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging five years, with fixed payment terms similar to those in the original lease agreements.

8.                                    Receivables

We have a large, diversified customer base. A large portion of our uncoated freesheet and office paper sales volume is sold to OfficeMax. We (as did the Predecessor) market our newsprint through a subsidiary of Abitibi-Consolidated Inc. (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and Abitibi represent concentrations in the volumes of business transacted and concentrations of credit risk. At September 30, 2008, we had $47.5 million and $29.3 million of accounts receivable due from OfficeMax and Abitibi, respectively.

9.                                    Inventories

Inventories include the following (in thousands):

	Boise Inc.		Predecessor
	September 30, 2008	December 31, 2007	December 31, 2007

Finished goods and work in process	$202,046	$—	$192,161
Raw materials	61,247	—	43,686
Supplies and other	71,209	—	88,832
	$334,502	$—	$324,679

10.                               Property and Equipment, Net

Property and equipment consisted of the following asset classes (in thousands):

	Boise Inc.		Predecessor
	September 30, 2008	December 31, 2007	December 31, 2007

Land and land improvements	$31,875	$—	$31,592
Buildings and improvements	182,042	—	185,509
Machinery and equipment	1,105,202	—	1,212,425
Construction in progress	38,836	—	36,535
	1,357,955	—	1,466,061
Less accumulated depreciation	(71,505)	—	(273,717)
	$1,286,450	$—	$1,192,344

Property and equipment acquired in the Acquisition was recorded at estimated fair value on the date of the Acquisition. We have substantially completed our purchase price allocation of the fair value of property and equipment or assets acquired and liabilities assumed. However, we may have changes to the amount we have included in our allocation up to the one-year anniversary date of the Acquisition (see Note 2, Acquisition of Boise Cascade’s Paper and Packaging Operations, for more information).

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

We have not allocated any amounts related to the Acquisition to goodwill. Previously recorded goodwill of the Predecessor of approximately $42.2 million at December 31, 2007, was eliminated as part of the purchase price allocation.

Intangible assets represent the values assigned to trade names and trademarks, customer relationships, and technology in connection with the Acquisition. Customer relationships will be amortized over approximately ten years, and technology will be amortized over five years. Trade names and trademarks are not amortized. During the three and nine months ended September 30, 2008, intangible asset amortization was $0.8 million and $1.5 million. During the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, intangible asset amortization was zero, $1.3 million, and $3.5 million, respectively. Our estimated amortization expense is $0.5 million for the remainder of 2008, $2.1 million in 2009, 2010, 2011, and 2012, and $1.1 million in 2013. These estimates may change if we receive new information concerning these assets up to the one-year anniversary from the purchase date.

	Nine Months Ended September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(thousands)

Trade names and trademarks	$16,800	$—	$16,800
Customer relationships	13,700	(761)	12,939
Technology	6,860	(739)	6,121
	$37,360	$(1,500)	$35,860

Intangible assets of the Predecessor totaling $24.0 million at December 31, 2007, were eliminated as part of the purchase price allocations.

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

At September 30, 2008, we had $13.9 million of asset retirement obligations recorded on the Consolidated Balance Sheet. At December 31, 2007, the Predecessor had $13.3 million of asset retirement obligations recorded on the Consolidated Balance Sheet. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for Boise Inc. for the nine months ended September 30, 2008, and the Predecessor’s year ended December 31, 2007 (in thousands):

	Boise Inc.	Predecessor
	September 30, 2008	December 31, 2007

Asset retirement obligation at beginning of period	$—	$10,771
Asset retirement liability recorded in preliminary purchase price allocation	13,655	—
Liabilities incurred	—	—
Accretion expense	652	869
Payments	(450)	(37)
Revisions in estimated cash flows	—	1,700
Asset retirement obligation at end of period	$13,857	$13,303

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

13.                              Debt

At September 30, 2008, our long-term debt and the interest rates on that debt were as follows:

	September 30, 2008
	Amount	Interest Rate
	(thousands)

Revolving credit facility, due 2013	$65,000	7.00%
Tranche A term loan, due 2013	246,875	7.06%
Tranche B term loan, due 2014	472,625	7.50%
Second lien term loan, due 2015	260,700	11.00%
Current portion of long-term debt	(14,125)	7.21%
Long-term debt, less current portion	1,031,075	8.25%
Current portion of long-term debt	14,125	7.21%
	1,045,200

15.75% notes payable, due 2015	64,083	15.75%
	$1,109,283

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

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee will accrue from the Acquisition closing date and shall be payable quarterly in arrears. At September 30, 2008, we had $65.0 million of borrowings outstanding under the Revolving Credit Facility. For the nine months ended September 30, 2008, the average interest rate for our borrowings under our Revolving Credit Facility was 5.95%. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $80.0 million for the nine months ended September 30, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the nine months ended September 30, 2008, was $60.2 million. At September 30, 2008, we had availability of $158.1 million, which is net of outstanding letters of credit of $26.9 million, above the amount we had borrowed.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default and indemnification customary for loan agreements for similar leveraged acquisition financings, and other representations and warranties, covenants, and events of default deemed by the administrative agent of the First Lien Facilities or the Second Lien Facility, as applicable, to be appropriate for the specific transaction. The First Lien Facilities require BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain a minimum interest coverage ratio and a maximum leverage ratio, the Second Lien Facility requires Holdings and its subsidiaries to maintain a maximum leverage ratio, and the Credit Facilities limit the ability of Holdings and its subsidiaries to make capital expenditures.

Guarantees

The Company’s obligations under its Credit Facilities are guaranteed by each of the Borrower’s existing and subsequently acquired domestic (and, to the extent no material adverse tax consequences to Holdings or Borrower would result therefrom and as reasonably requested by the administrative agent under each Credit Facility, foreign) subsidiaries and Holdings (collectively, the Guarantors). The First Lien Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a first-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) during any fiscal year of Borrower), and all intercompany debt.

The Second Lien Facility is secured by a second-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a second-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings' foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated EBITDA during any fiscal year of Borrower), and all intercompany debt.

Prepayments

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

Subject to the provisions of the intercreditor agreement between the First Lien Facility and the Second Lien Facility, in the event the Second Lien Facility is prepaid as a result of a voluntary or mandatory prepayment (other than as a result of a mandatory prepayment with respect to insurance/condemnation proceeds or excess cash flow) at any time prior to the third anniversary of the Acquisition closing date, Borrower shall pay a prepayment premium equal to the “make-whole premium” described below.

At any time after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, subject to the provisions of the First Lien Facilities, the Second Lien Facility may be prepaid in whole or in part subject to the “call premium” described below, provided that loans bearing interest with reference to the reserve-adjusted Eurodollar rate will be prepayable only on the last day of the related interest period unless Borrower pays any related breakage costs.

With respect to a Second Lien Facility loan on any date of prepayment, the “make-whole premium” means the present value of (a) all required interest payments due on such Second Lien Facility loan from the date of prepayment through and including the make-whole termination date, excluding accrued interest (assuming that the interest rate applicable to all such interest is the LIBOR swap rate at the close of business on the third business day prior to the date of such prepayment with the termination date nearest to the make-whole termination date plus 7.00%) plus (b) the prepayment premium that would be due if such prepayment were made on the day after the make-whole termination date, in each case discounted to the date of prepayment on a quarterly basis (assuming a 360-day year and actual days elapsed) at a rate equal to the sum of such swap rate plus 0.50%.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. Required debt principal repayments under the Credit Facilities, excluding those from excess cash flows, total $2.8 million for the balance of 2008, $15.7 million in 2009, $26.6 million in 2010, $48.5 million in 2011, $134.4 million in 2012, and $817.2 million thereafter.

Notes Payable

In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise Cascade’s favor. With the exception of our subsidiaries that are party to the Credit and Guaranty Agreement dated as of February 22, 2008, each of our current and future domestic subsidiaries are joint and several obligors under this note, as reflected by a Subordinated Guaranty Agreement, which guarantees our obligations under the note.

After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for $53.8 million, including accrued interest but before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes is related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes on our Consolidated Balance Sheet.

The notes bear interest at 15.75% per annum (computed on the basis of a 360-day year) payable quarterly (each such quarterly payment date, an Interest Payment Date). To the extent interest is not paid in cash, interest will be added to the principal amount of the notes on each Interest Payment Date. The notes mature on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the amount of the notes will be approximately $185.6 million, assuming none of the interest has been paid in cash.

We may prepay the notes at any time in whole or in part, without premium or penalty, subject to any restrictions contained in the senior credit facilities. We must prepay the notes upon the occurrence of the following events: (i) a Change of Control (as defined in the Credit Facilities), (ii) a sale or transfer of 50% or more of the company’s assets, and (iii) Events of Default (as provided in the notes). We must use the proceeds from the sale of equity or debt securities or borrowings to repay the notes, subject to any restrictions contained in our senior credit facilities.

Other

At September 30, 2008, we had $75.4 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $3.5 million and $6.5 million of amortization expense for the three and nine months ended September 30, 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At September 30, 2008, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 14, Financial Instruments.

For the nine months ended September 30, 2008, cash payments for interest, net of interest capitalized, were $51.6 million. No payments were made during the period of February 1 (inception) through September 30, 2007, or the Predecessor period of January 1 through February 21, 2008, and the nine months ended September 30, 2007.

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

Interest Rate Risk

With the exception of the 15.75% notes payable, maturing in August 2015, our debt is variable-rate debt. At September 30, 2008, the estimated value of the notes payable, based on then-current interest rates for similar obligations with like maturities, was approximately $6.1 million less than the amount recorded on our Consolidated Balance Sheet.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a LIBOR cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

Second Lien Facility. We account for the interest rate derivatives with a notional amount of $260.0 million that hedge our exposure to interest rate fluctuations on our Second Lien Facility as economic hedges. At September 30, 2008, we recorded the fair value of the interest rate derivatives, or $0.8 million, in “Other assets” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2008, we recorded the change in fair value of these derivatives, or $0.3 million of expense and $0.2 million of income, in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss). During the three and nine months ended September 30, 2008, we recorded $0.1 million in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

First Lien Facility. We account for the interest rate derivatives that hedge part of the interest rate risk on our Tranche B Term Loan Facility as cash flow hedges. These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At September 30, 2008, we recorded the fair value of the interest rate derivatives, or $1.5 million, in “Other assets.”  During the three months ended September 30, 2008, we recorded the change in the fair value of these derivatives, or a $0.5 million loss, in “Accumulated other comprehensive income” on our Consolidated Balance Sheet. No amounts were reclassified to interest expense. During the three and nine months ended September 30, 2008, we recorded $0.1 million and $0.3 million in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives. At September 30, 2008, there was no ineffectiveness related to these hedges.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of September 30, 2008, we had entered into derivative instruments related to approximately 72%, 70%, and 62% of our forecasted natural gas purchases for the months of October 2008, November 2008, and December 2008, respectively. We also entered into derivative instruments related to approximately 54% of our forecasted natural gas purchases for the period of January through February 2009, approximately 51% of our forecasted natural gas purchases for March 2009, and approximately 37% of our forecasted natural gas purchases from April 2009 through October 2009. These derivatives include three-way collars, caps, call spreads, and swaps.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. The following table summarizes our position related to these instruments as of September 30, 2008:

	Three-Way Cashless Collar
	October 2008	October 2008 Through March 2009	November 2008 Through March 2009	April 2009 Through October 2009	April 2009 Through October 2009

Volume hedged	1,000 mmBtu/day	1,000 mmBtu/day	1,000 mmBtu/day	1,000 mmBtu/day	3,000 mmBtu/day

Strike price of call sold	$13.00	$14.00	$14.00	$14.00	$12.00
Strike price of call bought	10.00	11.00	11.00	11.00	9.00
Strike price of put sold	6.00	10.05	6.38	6.50	6.50
3-way collar premium	—	—	—	0.095	0.287

Approximate percent hedged	3%	2%	2%	3%	8%

A cap is a purchased call option that establishes a maximum price we will pay for the volumes under contract, plus the applicable cap premium. The following table summarizes our position related to these instruments as of September 30, 2008:

	Caps
	October 2008	November 2008 Through December 2008

Volume hedged	8,000 mmBtu/day	8,000 mmBtu/day

Strike price of call bought	$10.50	$10.50
Cap premium	1.79	1.79

Approximate percent hedged	21%	18%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price, less the difference between the purchased call and the written call strike price, plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of September 30, 2008:

	Call Spreads
	October 2008	November 2008 Through December 2008	January 2009 Through March 2009	April 2009 Through October 2009

Volume hedged	10,000 mmBtu/day	14,000 mmBtu/day	21,000 mmBtu/day	10,000 mmBtu/day

Strike price of call sold	$15.00	$15.00	$15.00	$15.00
Strike price of call bought	10.50	10.50	10.50	10.50
Net cap premium	2.14	2.16	1.27	0.84

Approximate percent hedged	26%	31%	47%	26%

A swap fixes the price of the volumes under contract by paying our counterparty a fixed price for such volumes and receiving the variable NYMEX price for each month from our counterparty. The following table summarizes our position related to fixed price swap instruments as of September 30, 2008:

	Swaps
	October 2008	November 2008	December 2008	January 2009 Through February 2009

Volume hedged	7,500 mmBtu/day	7,500 mmBtu/day	4,000 mmBtu/day	1,500 mmBtu/day

Fixed price	$8.10	$8.33	$8.19	$8.07

Approximate percent hedged	20%	17%	9%	3%

We have elected to account for these instruments as economic hedges. At September 30, 2008, we recorded the fair value of the derivatives, or $7.4 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2008, we recorded the change in fair value of the instruments, or $11.3 million and $7.5 million of expense, in “Materials, labor, and operating expenses” in our Consolidated Statements of Income (Loss).

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of September 30, 2008.

Predecessor

During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

Fair Value Measurements

In accordance with the provisions of FASB Staff Position (FSP) No. 157-2 (see Note 15, New and Recently Adopted Accounting Standards), we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of financial instruments that are used to hedge exposures to interest rate and energy risks. For these financial instruments, fair value is determined at each balance sheet date based on LIBOR rates and interest rate curves and NYMEX price quotations, respectively, under the terms of the contracts using current market information as of the reporting date. The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at September 30, 2008, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(thousands)
Assets:
Interest rate derivatives (a)	$2,280	$—	$2,280	$—
	$2,280	$—	$2,280	$—

Liabilities:
Energy derivatives (b)	$7,350	$—	$7,350	$—
	$7,350	$—	$7,350	$—

(a)          Includes $2.3 million recorded in “Other assets” on our Consolidated Balance Sheet.

(b)         Includes $7.4 million recorded in “Accrued Liabilities, Other” on our Consolidated Balance Sheet.

As of September 30, 2008, we did not have any fair value measurements using significant unobservable inputs (Level 3).

15.          New and Recently Adopted Accounting Standards

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this staff position. Early application is not permitted. We currently do not have any share-

based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on our financial position, results of operations or earnings per share.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, which will require us to adopt these provisions in 2009. Early adoption is prohibited. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits
	Boise Inc.		Predecessor
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	January 1 Through February 21, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Service cost	$2,697	$6,526	$1,566	$3,136	$8,966
Interest cost	6,101	14,764	3,458	5,822	16,868
Expected return on plan assets	(5,959)	(14,422)	(3,452)	(5,953)	(17,192)
Recognized actuarial (gain) loss	—	—	(21)	69	203
Amortization of prior service costs and other	—	—	194	318	867
Plan curtailment gain	—	—	—	—	(46)
Company-sponsored plans	2,839	6,868	1,745	3,392	9,666
Multiemployer pension plans	97	233	75	—	—
Net periodic benefit costs	$2,936	$7,101	$1,820	$3,392	$9,666

	Other Benefits
	Boise Inc.		Predecessor
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	January 1 Through February 21, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Service cost	$1	$1	$—	$(9)	$75
Interest cost	10	26	18	8	231
Expected return on plan assets	—	—	—	—	—
Recognized actuarial (gain) loss	—	—	(12)	(34)	(34)
Net periodic benefit costs	$11	$27	$6	$(35)	$272

During the remainder of 2008, we are not required to make minimum contributions to our pension plans.

17.          Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at September 30, 2008, and December 31, 2007.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, of which 79,722,147 shares were issued and outstanding at September 30, 2008. Of these shares outstanding, 2,462,200 shares were restricted stock (discussed below). At December 31, 2007, we had 51,750,000 shares of common stock issued and outstanding, of which 16,555,860 shares were subject to possible conversion.

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

Simultaneously with the consummation of the public offering, Aldabra 2 Acquisition Corp.’s chairman and chief executive officer privately purchased a total of 3,000,000 Warrants (the Insider Warrants) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000). The amount paid for the Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At September 30, 2008, including 3,000,000 Insider Warrants, 44,400,000 Warrants were outstanding.

Restricted Stock and Restricted Stock Units

In May 2008, pursuant to the Boise Inc. Incentive and Performance Plan (the Plan), we granted to directors and members of management 2.5 million shares of restricted stock and 0.6 million restricted stock units (collectively restricted stock). The restricted stock grants include both service-condition vesting and market-condition vesting awards. Of the 3.1 million shares of restricted stock granted, 1.2 million were service-condition vesting awards, and 1.9 million were market-condition vesting awards. The weighted-average grant-date fair values of the restricted stock were $4.16 per share for the service-condition vesting awards and $1.75 per share for the market-condition vesting awards. We account for awards granted under the Plan in our consolidated financial statements in accordance with SFAS No. 123(R).

In accordance with SFAS No. 123(R), we evaluate share-based compensation on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the three and nine months ended September 30, 2008, was zero.

Market-Condition Vesting Awards

Members of management were granted 1.9 million shares of restricted stock, which are subject to market-based vesting restrictions, as described below. Of this 1.9 million, 0.7 million will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $10 per share for at least

20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted-average grant-date fair value of these awards was $2.03 per share. The remaining 1.2 million shares of the restricted stock grants will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $12.50 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted-average grant-date fair value of these awards was $1.57 per share. Any shares not vested on February 28, 2011, will be forfeited. Additionally, members of management must be employed by Boise Inc. on February 28, 2011, to receive these awards.

Service-Condition Vesting Awards

Directors and members of management were granted awards of 0.4 million and 0.8 million shares of restricted stock subject to service-condition vesting. The restricted stock granted to directors vests on February 28, 2009, whereas all other grants subject to service-condition vesting restrictions vest as follows: one-third of the service-condition portion of the grant shall vest on each of February 28, 2009, February 28, 2010, and February 28, 2011, subject to EBITDA goals. Any shares not vested on or before February 28, 2011, will be forfeited.

Compensation Expense

We accrue compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the three and nine months ended September 30, 2008, we recognized $1.2 million and $1.9 million of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income (Loss).

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

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of September 30, 2008, and changes during the period ended September 30, 2008:

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Fair Value (a)	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Fair Value (a)
	(thousands)		(thousands)	(thousands)		(thousands)

Outstanding at May 2, 2008 (b)	—	$—	$—	—	$—	$—

Granted	1,185	4.16	4,927	1,929	1.75	3,368
Vested	—	—	—	—	—	—
Forfeited	(6)	4.16	(23)	(13)	1.75	(23)
Outstanding at September 30, 2008 (b)(c)	1,179	$4.16	$4,904	1,916	$1.75	$3,345

(a)       Represents the value of Boise Inc. stock on the date that the restricted stock vests.

(b)       Outstanding units are the same as nonvested units.

(c)       The remaining weighted-average contractual term is approximately 2.2 years.

At September 30, 2008, we had approximately $3.4 million and $2.7 million of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants, respectively, under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.0 years and 2.4 years for the service-condition and market-condition awards, respectively. In accordance with SFAS No. 123 (R), unrecognized compensation expense is calculated net of estimated forfeitures of $0.2 million. During the three and nine months ended September 30, 2008, we recognized $1.2 million and $1.9 million of compensation expense, of which $0.8 million and $1.4 million related to the grant-date fair value of service-condition awards vested through September 30, 2008, and $0.3 million and $0.6 million related to the market-condition awards that generally vest on February 28, 2011.

Dividends

In June 2007, our board of directors authorized stock dividends of 0.5 million shares of common stock and 0.2 million shares of common stock for each outstanding share of common stock at June 12, 2007, and June 19, 2007, respectively.

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to the Acquisition. The payment of any dividends is within the discretion of our board of directors, subject to the limitations of our credit facilities.

Predecessor

During the Predecessor periods presented, equity compensation was granted to the Predecessor’s employees under Boise Cascade’s equity compensation plans. During the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, the Predecessor recognized $0.2 million, $0.4 million, and $1.2 million of compensation expense, most of which was recorded in “General and administrative expenses” in the Consolidated Statements of Income (Loss).

18.          Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Boise Inc.				Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	February 1 (Inception) Through September 30, 2007	January 1 Through February 21, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Net income (loss)	$4,383	$2,791	$(30,038)	$3,059	$22,786	$50,218	$88,744
Other comprehensive income (loss) cash flow hedges, net of income taxes	(332)	—	178	—	—	—	9,376
Comprehensive income (loss)	$4,051	$2,791	$(29,860)	$3,059	$22,786	$50,218	$98,120

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

                An analysis of operations by segment is as follows:

Boise Inc.
					Income	Depre- ciation, Amorti-
	Sales				(Loss)	zation,
Three Months Ended September 30, 2008	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (b)
	(millions)

Paper	$412.9	$—	$18.1	$431.0	$25.3	$24.1	$49.4
Packaging	194.4	17.4	1.1	212.9	10.1	6.3	16.4
Corporate and Other	3.6	4.8	12.3	20.7	(5.8)	1.0	(4.7)
	610.9	22.2	31.5	664.6	29.6	31.4	61.1
Intersegment eliminations	—	—	(31.5)	(31.5)	—	—	—
Change in fair value of interest rate derivatives	—	—	—	—	(0.3)	—	—
Interest expense	—	—	—	—	(27.5)	—	—
Interest income	—	—	—	—	0.2	—	—
	$610.9	$22.2	$—	$633.1	$2.0	$31.4	$61.1

Boise Inc.
					Income	Depre- ciation, Amorti-
	Sales				(Loss)	zation,
Three Months Ended September 30, 2007	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (b)
	(millions)

Paper	$—	$—	$—	$—	$—	$—	$—
Packaging	—	—	—	—	—	—	—
Corporate and Other	—	—	—	—	(0.1)	—	(0.1)
	—	—	—	—	(0.1)	—	(0.1)
Intersegment eliminations	—	—	—	—	—	—	—
Change in fair value of interest rate derivatives	—	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—	—
Interest income	—	—	—	—	5.2	—	—
	$—	$—	$—	$—	$5.1	$—	$(0.1)

Boise Inc.
					Income	Depre- ciation, Amorti-
	Sales				(Loss)	zation,
Nine Months Ended September 30, 2008	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (b)
	(millions)

Paper	$971.6	$—	$42.5	$1,014.1	$45.0	$50.1	$95.1
Packaging	443.1	44.1	2.7	489.9	(5.0)	24.5	19.5
Corporate and Other	8.8	11.9	29.1	49.8	(13.1)	2.3	(10.8)
	1,423.5	56.0	74.3	1,553.8	26.9	76.9	103.8
Intersegment eliminations	—	—	(74.3)	(74.3)	—	—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.2	—	—
Interest expense	—	—	—	—	(65.1)	—	—
Interest income	—	—	—	—	2.2	—	—
	$1,423.5	$56.0	$—	$1,479.5	$(35.8)	$76.9	$103.8

Boise Inc.
						Depre- ciation,
	Sales				Income	Amorti-
February 1 (Inception) Through September 30, 2007	Trade	Related Parties	Inter- segment	Total	(Loss) Before Taxes	zation, and Depletion	EBITDA (b)
	(millions)

Paper	$—	$—	$—	$—	$—	$—	$—
Packaging	—	—	—	—	—	—	—
Corporate and Other	—	—	—	—	(0.2)	—	(0.2)
	—	—	—	—	(0.2)	—	(0.2)
Intersegment eliminations	—	—	—	—	—	—	—
Change in fair value of interest rate derivatives	—	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—	—
Interest income	—	—	—	—	5.8	—	—
	$—	$—	$—	$—	$5.6	$—	$(0.2)

Predecessor
					Income	Depre- ciation, Amorti-
	Sales				(Loss)	zation,
January 1 Through February 21, 2008	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (b)
	(millions)

Paper	$154.4	$90.0	$9.1	$253.5	$20.7	$0.3	$21.1
Packaging	102.2	10.9	0.4	113.5	5.7	0.1	5.7
Corporate and Other	1.8	0.6	6.1	8.5	(3.2)	0.1	(3.1)
	258.4	101.5	15.6	375.5	23.2	0.5	23.7
Intersegment eliminations	—	—	(15.6)	(15.6)	—	—	—
Interest expense	—	—	—	—	—	—	—
Interest income	—	—	—	—	0.2	—	—
	$258.4	$101.5	$—	$359.9	$23.4	$0.5	$23.7

Predecessor
					Income	Depre- ciation, Amorti-
	Sales				(Loss)	zation,
Three Months Ended September 30, 2007	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (b)
				(millions)

Paper	$231.6	$154.5	$16.0	$402.1	$50.1	$12.0	$62.1
Packaging	173.7	18.4	0.9	193.0	4.2	10.3	14.5
Corporate and Other	4.1	1.4	9.7	15.2	(3.0)	0.7	(2.3)
	409.4	174.3	26.6	610.3	51.3	23.0	74.3
Intersegment eliminations	—	—	(26.6)	(26.6)	—	—	—
Interest income	—	—	—	—	0.2	—	—
	$409.4	$174.3	$—	$583.7	$51.5	$23.0	$74.3

Predecessor
					Income		Depre- ciation, Amorti-
	Sales				(Loss)		zation,
Nine Months Ended September 30, 2007	Trade	Related Parties	Inter- segment	Total	Before Taxes		and Depletion	EBITDA (b)
				(millions)

Paper	$680.6	$471.8	$45.9	$1,198.3	$81.9		$44.7	$126.6
Packaging	524.4	53.6	1.9	579.9	14.6		37.6	52.2
Corporate and Other	10.8	3.9	28.8	43.5	(5.3	)(a)	2.2	(3.0	)(a)
	1,215.8	529.3	76.6	1,821.7	91.2		84.5	175.8
Intersegment eliminations	—	—	(76.6)	(76.6)	—		—	—
Interest income	—	—	—	—	0.5		—	—
	$1,215.8	$529.3	$—	$1,745.1	$91.7		$84.5	$175.8

(a)   The nine months ended September 30, 2007, include a $4.4 million gain for changes in retiree healthcare programs.

(b)   EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under U.S. generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA (in millions):

	Boise Inc.				Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	February 1 (Inception) Through September 30, 2007	January 1 Through February 21, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Net income (loss)	$4.4	$2.8	$(30.0)	$3.1	$22.8	$50.2	$88.7
Change in fair value of interest rate derivatives	0.3	—	(0.2)	—	—	—	—
Interest expense	27.5	—	65.1	—	—	—	—
Interest income	(0.2)	(5.2)	(2.2)	(5.8)	(0.2)	(0.2)	(0.5)
Income tax provision (benefit)	(2.4)	2.3	(5.7)	2.6	0.6	1.3	3.0
Depreciation, amortization, and depletion	31.4	—	76.9	—	0.5	23.0	84.5
EBITDA	$61.1	$(0.1)	$103.8	$(0.2)	$23.7	$74.3	$175.8

20.          Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and utilities. Our lease commitments are discussed further in Note 7, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At September 30, 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately $167.0 million. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements is set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or current-quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At September 30, 2008, we had approximately $25.0 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2007, or determined pursuant to contractual terms, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

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

The accompanying consolidated statements of income (loss) for the three and nine months ended September 30, 2008, and cash flows for the nine months ended September 30, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through September 30, 2008. The consolidated statements of income (loss) for the period of January 1 through February 21, 2008, and for the three and nine months ended September 30, 2007, and the consolidated statements of cash flows for the period of January 1 through February 21, 2008, and the nine months ended September 30, 2007, of the Predecessor are presented for comparative purposes. The three months ended September 30, 2007, and the period of February 1 (inception) through September 30, 2007, represent the activities of Aldabra 2 Acquisition Corp.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at times refers to the combined activities of Boise Inc. and the Predecessor for each period specifically indicated, which we believe is the most useful comparison between periods. The Acquisition was accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, resulting in a new basis of accounting from those previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reported by the Predecessor. Finished goods inventories were revalued to estimated selling prices less costs of disposal and a reasonable profit on the disposal. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our preliminary purchase price allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

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

The Acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations. Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares. Subsequent to the transaction, Boise Cascade transferred the shares to its parent company, Boise Cascade Holdings, L.L.C.

The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including direct transaction costs and purchase price adjustments, are summarized as follows:

February 22, 2008
(millions)

Cash paid to Boise Cascade	$1,252.3
Cash paid to Boise Cascade for financing and other fees	24.9
Less: cash contributed by Boise Cascade	(38.0)
Net cash	1,239.2

Equity at $9.15 average price per share	346.4
Lack of marketability discount	(41.6)
Total equity	304.8

Note payable to Boise Cascade at closing	41.0
Working capital adjustment	17.3
Total note payable to Boise Cascade	58.3

Fees and expenses	61.0

Total purchase price	$1,663.3

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

Note Payable

In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise Cascade’s favor. After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for $53.8 million, including accrued interest but before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes are related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes payable on our Consolidated Balance Sheet. See Note 4, Transactions With Related Parties, and Note 13, Debt, in the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Consolidated Financial Statements” of this Form 10-Q for further information on the notes.

Fees and expenses consist primarily of debt issuance fees and direct costs of the transaction.

We have substantially completed our purchase price allocation of the fair value of assets acquired and liabilities assumed. However, we continue to evaluate the amounts included in our allocation as information is received from third parties. We expect to be complete by the one-year anniversary date of the Acquisition. The following table summarizes the fair value allocation of the assets acquired and liabilities assumed in the Acquisition as of September 30, 2008:

February 22, 2008, Fair Value
(millions)

Current assets	$571.9
Property and equipment	1,305.6
Fiber farms and deposits	11.0
Intangible assets:
Trademark and trade name	16.8
Customer list	13.7
Technology	6.9
Deferred financing costs	81.9
Other long-term assets	4.5
Current liabilities	(247.3)
Long-term liabilities	(101.7)
Total purchase price	$1,663.3

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

	Pro Forma
	Three Months Ended September 30	Nine Months Ended September 30
	2007	2008	2007
	(millions, except per-share data)

Sales	$583.7	$1,839.4	$1,745.1
Net income (loss)	16.4	(41.0)	(12.2)
Net income (loss) per share—basic and diluted	0.21	(0.53)	(0.16)

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

Paper. Our Paper segment manufactures and sells uncoated freesheet (including commodity and premium cut-size office papers); a range of packaging papers (including corrugating medium, label and release papers, and flexible packaging papers); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. In 2007, we completed an $80 million conversion of the W-3 paper machine in Wallula, Washington, to significantly grow label and release capacity. We ship to customers both directly from our mills and through distribution centers. In the third quarter of 2008, approximately 37% of uncoated freesheet paper sales volume, including approximately 68% of the office papers sales volume, was sold to OfficeMax Incorporated (OfficeMax).

Packaging. Our Packaging segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. In March of this year, we completed a $23 million linerboard expansion project, which reduced our exposure to fossil fuels and increased product capabilities.

We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, and beverages, as well as industrial and consumer products. Our Waco, Texas, plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our own sales personnel and by brokers.

We market our newsprint through a subsidiary of Abitibi-Consolidated Inc. (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States (including its recently acquired Bowater mills), less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review.

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

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three and nine months ended September 30, 2008, we recorded $3.7 million and $9.1 million in “Sales, Related parties” and the same amounts in “Costs and expenses” in our Consolidated Statements of Income (Loss) related to this agreement.

Recent Trends and Operational Outlook

In September 2008, the outlook for the U.S. economy deteriorated considerably as the global financial crisis unfolded and credit markets began to contract sharply. Historically, North American demand for our products has been influenced by levels of economic activity, and an economic downturn could have a negative impact on our sales volumes and financial performance.

In June 2008, we announced a $55-per-ton price increase for linerboard, which we implemented during the third quarter on domestic sales and passed through to our corrugated products. In September, we announced a $60-per-ton increase for linerboard effective October 2008. There is no assurance that the announced price increase will be realized. Demand in agriculture, food, and beverage markets, which constitute over half of our packaging product end-use markets, has remained relatively stable, while industrial markets continue to slow due to weaker economic growth. The impact of weaker domestic demand has been somewhat offset by a relatively weak U.S. dollar, which continues to help make export markets attractive for U.S. containerboard producers and U.S. markets less attractive for overseas producers.

In late May 2008, we announced a $60-per-ton price increase across all uncoated freesheet communication papers, which was largely implemented during the third quarter. Since a large portion of our cut-size office paper is sold to OfficeMax under a contract whereby the price OfficeMax pays is determined by a published index, changes in price for this product sold to OfficeMax tend to lag behind the general market by approximately 60 days.

Two factors have contributed to the favorable pricing environment for uncoated freesheet. First, industry manufacturing capacity has been closed or converted, which has offset demand reduction. Second, the value of the U.S. dollar, relative to other currencies, has allowed the profitable export of uncoated freesheet and made U.S. markets less attractive to offshore producers. As a result, industry inventories are low relative to 2007 levels, which has enabled increasing prices for many uncoated freesheet grades.

Overall North American demand for uncoated freesheet, which includes a wide range of paper grades, has been declining. According to the American Forest and Paper Association (AF&PA), uncoated freesheet shipments declined 6.2% through September 2008, compared with the same period in 2007. Demand for commodity communication papers has continued to decline as communication paper products are negatively affected by the shift to electronic media for communications and weakening macroeconomic conditions. Compounding this, demand for printing and converting products, including envelopes and forms, has softened as direct-mail advertising has slowed. Despite this overall trend, some segments where we have a significant presence have continued to show growth. Demand for our packaging-driven grades, including label and release and flexible packaging papers, has been flat to modestly growing in 2008, as has demand for premium office papers, including colored and high-recycled-content cut-size papers.

North American newsprint demand has continued its long-term decline. However, in May, AbitibiBowater announced a $60-per-ton price increase, which was largely phased in during the third quarter. In August, AbitibiBowater announced an additional $60-per-ton increase to be phased in during fourth quarter 2008. AbitibiBowater also announced curtailment of a total of approximately 250,000 tons of newsprint production over fourth quarter 2008 and first quarter 2009. The sales price for our newsprint, all of which is marketed by Abitibi, is based upon the price at which Abitibi sells newsprint in the southern United States. There is no assurance that the announced price increases will be realized.

Wood fiber costs in the Pacific Northwest declined during third quarter 2008, compared with second quarter prices but continued to be high by historical standards. Similarly, energy and chemical costs were high, compared with historical levels. These higher wood fiber, energy, and chemical costs continue to have a significant negative impact on the financial results of our St. Helens, Oregon, and Wallula, Washington, pulp and paper mills. As a result, we may choose to change our operating configuration at those facilities, including potentially closing some or all of the St. Helens mill if we cannot operate it profitably. We will continue to evaluate its ongoing financial performance. Our St. Helens and Wallula pulp and paper mill combined consume approximately 1 million bone-dry units (bdu) of wood in the Pacific Northwest annually under normal operations. During 2008, we expanded our whole-log chipping capacity and began utilizing alternative sources of fiber, such as softwood sawdust, where possible.

Natural gas prices, a substantial component of our energy costs, declined in third quarter 2008 but were still high relative to historical standards. Since the Acquisition, we have employed natural gas caps as our primary hedging tool to mitigate natural gas price volatility and allow us to benefit from declining natural gas prices. In the third quarter, the value of these derivative instruments declined as natural gas prices fell, which resulted in a noncash mark-to-market expense of $11.3 million for third quarter 2008. Boise Inc.’s pulp and paper operations consume approximately 14 million million British thermal units (mmBtu) of natural gas annually under normal operations.

Chemical prices have continued to increase through third quarter 2008, and many of Boise Inc.’s chemical suppliers have increased their prices to us as contracts have allowed. A substantial portion of our chemical purchases are made based on annual contracts. Many of these contracts are being renegotiated and will take effect in early 2009. This may result in significant price increases on some key commodity chemicals.

In September of 2008, operations at our DeRidder, Louisiana, paper mill were affected by Hurricanes Gustav and Ike. Operations were shut down in an orderly fashion in anticipation of the hurricanes, and the facility sustained minimal damage. Lost production as a result of the hurricanes was approximately 18,000 tons, including approximately 8,000 tons of newsprint and 10, 000 tons of linerboard. This loss of production, coupled with the costs incurred in shutting down and restarting the mill, negatively affected operating earnings by approximately $5.5 million. In addition, the wet weather and flooding caused by the hurricanes may adversely affect fiber costs in the region as dry timber stands become harder to access. The company’s containerboard and newsprint operations in DeRidder have an annual capacity of over 1 million tons.

During the quarter and into October, we selectively curtailed shifts and slowed production on selected uncoated freesheet machines to balance production with demand. We may elect to take additional downtime if market conditions warrant.

In October 2008, we successfully completed our annual maintenance shutdown at our Jackson, Alabama, pulp and paper mill. We have no further scheduled maintenance shutdowns in fourth quarter 2008.

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

•      Volatility in fiber costs and supply due to the impact of biomass energy;

•      The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•      Industry cycles and capacity utilization rates;

•      The cost of and ability to obtain necessary financing and creditworthiness of lenders;

•      Continued compliance with government regulations;

•      Pension returns and potential legislation;

•      Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

•      Labor and personnel relations;

•      Credit or currency risks affecting our revenue and profitability;

•      Major equipment failure;

•      Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire;

•      Our customer concentration and the ability of our customers to pay;

•      Our ability to implement our strategies;

•      Actions of suppliers, customers, and competitors;

•      The ability to secure skilled technical personnel and staffing; and

•      The other factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Commodity and Premium and Specialty Products

Many of the products we manufacture and distribute are commodities that are widely available and can be readily produced by our competitors. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. Generally, market conditions beyond our control determine the price for our commodity products, and the price for any one or more of these products may fall below our cash costs. Therefore, our sales volume and profitability with respect to these products depend on managing our manufacturing efficiency and cost structure, particularly raw material and energy costs, which also exhibit commodity characteristics.

Premium and specialty grades encompass our growing packaging and premium office papers, as well as select products among our mature printing and converting grades of paper. These grades are differentiated from competing products based on quality, product features, and design, as well as related customer service, and we are generally able to sell these products at higher prices than our commodity products. Some products, such as our label and release products, are produced to meet highly technical customer specifications and, once qualified through customer trials, are sold on a longer-term contract basis, which reduces price fluctuations. The technical features of these products, and the qualification process required, foster long-term relationships with customers.

A key trend in demand for communication papers is the continuing substitution of electronic media for print media. This trend negatively affects the demand for many of our communication paper grades, including newsprint, printing and converting grades, and commodity office papers. Demand for packaging papers, including label and release and flexible packaging papers, is driven by packaging demand and is not significantly affected by electronic media substitution.

A fundamental component of our strategy is to grow our packaging and premium office papers, where demand is growing, and shift away from more mature communication paper grades, such as newsprint and printing papers, where demand is declining. In our Paper segment, sales volumes of our label and release, flexible packaging, and premium office grades grew 25% in third quarter 2008, compared with third quarter 2007, driving sales volume of premium and specialty papers overall to approximately 37% of uncoated freesheet tons sold during the three months ended September 30, 2008, compared with 32% for the same period in 2007.

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

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, electronic media substitution, manufacturing activity, employment, consumer spending, and currency exchange rates. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. Recent events, including the global financial and credit crisis, indicate a deterioration in the macroeconomic outlook. While an economic downturn could negatively affect overall demand, no single product line drives our overall financial performance, and individual product lines are influenced by conditions in their respective industries. For example:

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

•      A large share of the demand for corrugated containers and, therefore, containerboard is driven by unprocessed and processed food production and manufacturing, specifically the manufacture of nondurable goods. In addition, inventory stocking or liquidation of these goods has an impact, as do currency exchange rates that affect the cost-competitiveness of foreign manufacturers. Although the U.S. dollar has strengthened recently, it still remains relatively weak by historical standards and continues to benefit U.S. producers relative to overseas competitors.

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

From 2003 to 2007, North American uncoated freesheet, containerboard, and newsprint capacities declined 10%, 2%, and 19%, respectively, according to Resource Information Systems, Inc. (RISI). New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill. A favorable pricing environment may prompt manufacturers to initiate expansion projects.

Industry supply of paper is also influenced by the level of imports and overseas production capacity, which has grown over the past decade. A weakened U.S. dollar has mitigated the level of imports in recent years.

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

Wood Fiber. The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.		Predecessor	Combined	Predecessor
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	January 1 Through February 21, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Paper	29%	30%	26%	29%	31%	28%
Packaging	15%	14%	17%	15%	16%	17%

The primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Substantially all fiber is acquired from outside sources. We convert logs and wood chips into pulp, which we use at our paper mills to produce paper. On an aggregate basis, operating at capacity, we are able to produce pulp volume equal to all of our pulp requirements, purchasing and selling similar amounts on the open market. High fiber and energy costs may limit our ability to produce and profitably sell market pulp, which is produced in the Pacific Northwest. Fiber costs have eased in the Pacific Northwest through the quarter but remain high by historical standards. An extended period of lower pulp sales volume would change Boise Inc.’s aggregate structural pulp balance from pulp neutral to one in which we are a net consumer of pulp.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand and supply. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered fiber costs in all our operating regions have been negatively affected by the cost of diesel, which remains relatively high by historical standards despite recent declines. High diesel costs increase the cost to harvest and transport wood to the mills.

In Minnesota, overall fiber costs decreased in the third quarter of 2008, compared with the third quarter of 2007, driven by lower consumption of purchased pulp, as we selectively curtailed shifts and slowed production to balance production with demand. In the Pacific Northwest, fiber costs in third quarter 2008 increased, compared with third quarter 2007, due primarily to higher residual chip prices, which continue to be high by historical standards. Compared with second quarter 2008, residual fiber costs in the Pacific Northwest declined during third quarter 2008, reflecting higher pulpwood and chip inventories in the region. Because residual fiber for our paper mills in the Northwest comes predominantly from sawmills and plywood plants, continued curtailments at these mills, as a result of decreased demand for these products related to the housing slowdown, negatively affect the availability and price of residual fiber for our Pacific Northwest pulp and paper operations. In third quarter 2008, fiber costs at our DeRidder mill increased as wood prices increased, driven primarily by higher costs for diesel. In our Alabama operating region, fiber costs increased in the third quarter, driven by increased pulp and wastepaper pricing and increasing wood prices, due primarily to increases in diesel costs.

Other Raw Materials and Energy Purchasing and Pricing. We purchase other raw materials and energy used to manufacture our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy at a single facility. These contracts normally contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

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

Energy. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and extremely volatile since the midpoint of first quarter 2008. Currently, energy prices are above historical averages. In addition, we have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas price changes. In the third quarter of 2008, natural gas prices declined from high second quarter levels. Under normal operations, Boise Inc. pulp and paper operations consume approximately 14 mmBtu of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor in each of the periods listed below:

	Boise Inc.		Predecessor	Combined	Predecessor
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	January 1 Through February 21, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Paper	18%	17%	15%	16%	14%	14%
Packaging	16%	14%	14%	14%	14%	15%

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of September 30, 2008, we had entered into derivative instruments related to approximately 72%, 70%, and 62% of our forecasted natural gas purchases for the months of October 2008, November 2008, and December 2008, respectively. We also entered into derivative instruments related to approximately 54% of our forecasted natural gas purchases for the period of January through February 2009, approximately 51% of our forecasted natural gas purchases for March 2009, and approximately 37% of our forecasted natural gas purchases from April 2009 through October 2009. These derivatives include three-way collars, caps, call spreads, and swaps.

We have elected to account for these instruments as economic hedges. At September 30, 2008, we recorded the fair value of the derivatives, or $7.4 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2008, we recorded the change in fair value of the instruments, or $11.3 million and $7.5 million of expense, in “Materials, labor, and operating expenses” in our Consolidated Statements of Income (Loss). We continue to enter into additional derivative instruments to hedge the variable cash flow risk of natural gas purchases.

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, precipitated calcium carbonate, caustic, sodium hydroxide, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.		Predecessor	Combined	Predecessor
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	January 1 Through February 21, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Paper	16%	15%	13%	15%	15%	14%
Packaging	7%	6%	6%	6%	6%	5%

We experienced higher chemical costs during third quarter 2008, compared with third quarter 2007, driven by substantially higher prices for commodity chemical inputs. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. Many of these contracts are being renegotiated and will take effect in early 2009. This may result in significant price increases for some key commodity chemicals.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs. As of September 30, 2008, we had approximately 4,550 employees. Approximately 2,700, or 59%, of these employees work pursuant to collective bargaining agreements. In August, we reached four-year agreements at our Wallula, Washington, packaging facility (123 employees represented by the United Steelworkers; contract runs through December, 2011) and at our Jackson, Alabama, converting facility (113 employees represented by the United Steelworkers; contract runs through July, 2012). The labor contract at our packaging plant in Salem, Oregon (94 employees represented by the Association of Western Pulp & Paper Workers) will expire in December 2008, and the union has notified us that they will not be ready to start negotiations until late January 2009. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Inflationary and Seasonal Influences. Our major costs of production are labor, wood fiber, energy, and chemicals. Fiber costs in the Pacific Northwest remain high by historical standards. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and are relatively high by historical standards. We have also seen significantly higher chemical costs in the current year, compared with historical standards. Fiber, energy, and chemical costs were $136.4 million, $95.6 million, and $71.7 million, respectively, for third quarter 2008 compared with $127.5 million, $67.4 million, and $59.7 million, respectively, for third quarter 2007. Combined, this represents a cost increase of $49.1 million in third quarter 2008 compared with third quarter 2007.

We experience some seasonality, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities.

Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the three months ended September 30, 2008, and for the Predecessor three months ended September 30, 2007 (in millions, except percent-of-sales data):

	Boise Inc. (a)	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Sales
Trade	$610.9	$409.4
Related parties	22.2	174.3
	633.1	583.7

Costs and expenses
Materials, labor, and other operating expenses	526.7	472.9
Fiber costs from related parties	21.2	9.5
Depreciation, amortization, and depletion	31.4	23.0
Selling and distribution expenses	13.8	14.7
General and administrative expenses	9.9	12.6
Other (income) expense, net	—	0.3
	603.0	533.0

Income from operations	$30.1	$50.7

Sales
Trade	96.5%	70.1%
Related parties	3.5	29.9
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	83.2%	81.0%
Fiber costs from related parties	3.3	1.7
Depreciation, amortization, and depletion	4.9	3.9
Selling and distribution expenses	2.2	2.5
General and administrative expenses	1.6	2.2
Other (income) expense, net	—	—
	95.2%	91.3%

Income from operations	4.8%	8.7%

(a)          We have not included information related to the three months ended September 30, 2007, which represents the activities of Aldabra 2 Acquisition Corp., as the operating results related to this period are insignificant.

Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the nine months ended September 30, 2008, the Predecessor periods of January 1 through February 21, 2008, and the nine months ended September 30, 2007 (in millions, except percent-of-sales data):

	Boise Inc. (a)	Predecessor
	Nine Months Ended September 30, 2008	January 1 Through February 21, 2008	Nine Months Ended September 30, 2007

Sales
Trade	$1,423.5	$258.4	$1,215.8
Related parties	56.0	101.5	529.3
	1,479.5	359.9	1,745.1

Costs and expenses
Materials, labor, and other operating expenses	1,266.2	313.9	1,464.3
Fiber costs from related parties	46.9	7.7	30.8
Depreciation, amortization, and depletion	76.9	0.5	84.5
Selling and distribution expenses	34.6	9.1	43.7
General and administrative expenses	26.7	6.6	32.4
Other (income) expense, net	(0.2)	(1.0)	(0.6)
	1,451.1	336.8	1,655.1

Income from operations	$28.4	$23.1	$90.0

Sales
Trade	96.2%	71.8%	69.7%
Related parties	3.8	28.2	30.3
	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	85.6%	87.2%	83.9%
Fiber costs from related parties	3.2	2.2	1.8
Depreciation, amortization, and depletion	5.2	0.1	4.8
Selling and distribution expenses	2.3	2.5	2.5
General and administrative expenses	1.8	1.9	1.9
Other (income) expense, net	—	(0.3)	(0.1)
	98.1%	93.6%	94.8%

Income from operations	1.9%	6.4%	5.2%

(a)          We have not included information related to the period of February 1 (inception) through September 30, 2007, which represents the activities of Aldabra 2 Acquisition Corp., as the operating results related to this period are insignificant.

Sales Volumes and Prices

Set forth below are segment sales volumes and average net selling prices for our principal products for the three months ended September 30, 2008, the Predecessor three months ended September 30, 2007, the nine months ended September 30, 2008, the Predecessor period of January 1 through February 21, 2008, the combined nine months ended September 30, 2008, and the Predecessor nine months ended September 30, 2007:

	Boise Inc.	Predecessor	Boise Inc.	Predecessor	Combined	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	January 1 Through February 21, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

	(thousands of short tons, except corrugated containers and sheets)
Paper
Uncoated freesheet	364	363	868	236	1,104	1,118
Containerboard (medium)	34	34	84	19	103	99
Market pulp	35	44	87	20	107	101
	433	441	1,039	275	1,314	1,318

Packaging
Containerboard (linerboard)	62	59	140	36	176	183
Newsprint	97	97	232	56	288	306
Corrugated containers and sheets (mmsf)	1,616	1,689	3,818	914	4,732	4,976

	(dollars per short ton, except corrugated containers and sheets)

Paper
Uncoated freesheet	$955	$876	$931	$868	$918	$859
Containerboard (medium)	484	432	466	454	464	426
Market pulp	496	544	528	535	529	534

Packaging
Containerboard (linerboard)	$392	$385	$393	$399	$394	$380
Newsprint	594	468	561	494	548	496
Corrugated containers and sheets ($/msf)	58	53	57	55	56	52

The following presents a discussion of sales and costs for the three months ended September 30, 2008, compared with the same period in 2007, as well as the combined nine months ended September 30, 2008, compared with the same period in 2007. The combined nine months ended September 30, 2008, represent the results of Boise Inc. for the nine months ended September 30, 2008, and the results of the Predecessor for the period from January 1 through February 21, 2008. Unless otherwise indicated, the 2007 comparison periods are for Predecessor results only. See “Background and Executive Overview” and “Acquisition of Boise Cascade’s Paper and Packaging Operations” in this Management’s Discussion and Analysis for more information related to the Acquisition.

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

Three Months Ended September 30, 2008, Compared With the Predecessor Three Months Ended September 30, 2007

Sales

For the three months ended September 30, 2008, total sales increased $49.4 million, or 8%, to $633.1 million from $583.7 million during the three months ended September 30, 2007. The increase was driven primarily by a 7% increase in Paper segment sales resulting from higher prices and a 10% increase in Packaging segment sales, driven by higher prices and increased linerboard sales volumes, partially offset by lower corrugated container and sheet sales volumes.

Paper. Sales increased $28.9 million, or 7%, to $431.0 million for the three months ended September 30, 2008, from $402.1 million for the three months ended September 30, 2007. Overall uncoated freesheet sales prices increased 9% in third quarter 2008, compared with the third quarter of 2007, driven by a 10% increase in commodity grade pricing and a 7% increase in premium and specialty pricing. Medium sales prices improved 12% over the same period in 2007, while pricing for market pulp declined 9% from the prior year period. Commodity uncoated freesheet volumes were down 7% from third quarter 2007 due in part to continued growth in label and release production at our Wallula, Washington, mill, which displaces commodity production, and reduced demand in commodity grades, particularly printing and envelope grades. To balance our production with demand, we selectively curtailed shifts and slowed production on selected uncoated freesheet machines during the quarter. Premium and specialty sales volumes were up 15%, compared with the prior period, due primarily to a 25% increase in sales of premium office papers and label and release and flexible packaging grades.

Packaging. Sales increased $19.9 million, or 10%, to $212.9 million for the three months ended September 30, 2008, from $193.0 million for the three months ended September 30, 2007. The increase was driven primarily by a 9% increase in pricing for corrugated products, a 27% increase in pricing for newsprint, and a 2% increase in pricing for linerboard. Newsprint pricing is continuing to improve through 2008 as capacity across the industry has been reduced and price increases have been announced. Linerboard sales volumes increased 5%, while newsprint sales volumes were flat, compared with the same quarter in the prior year. Corrugated container and sheet sales volume was 4% lower in third quarter 2008, compared with third quarter 2007, due primarily to lower volumes from our sheet plant in Texas as a result of slowing industrial markets in that region and market disruption caused by Hurricane Ike.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $65.5 million, or 14%, to $547.9 million for the three months ended September 30, 2008, from $482.4 million for the three months ended September 30, 2007. The increase was driven primarily by increases in fiber, energy, and chemical costs due mainly to higher per-unit prices, and increased noncash mark-to-market expenses of $11.3 million associated with natural gas hedging. Since the Acquisition, we have employed natural gas caps as our primary hedging tool to allow us to benefit from declining natural gas prices.

Fiber, energy, and chemical costs were $136.4 million, $95.6 million, and $71.7 million, respectively, for the three months ended September 30, 2008, and $127.5 million, $67.4 million, and $59.7 million, respectively, for the three months ended September 30, 2007.

Fiber costs increased $9.3 million in our Paper segment, compared with third quarter 2007, due primarily to higher unit costs for wood, purchased pulp, and secondary fiber, partially offset by decreased purchased pulp consumption as we selectively curtailed shifts and slowed production to balance production with demand. In Packaging, fiber costs decreased $0.3 million due to decreased wood consumption, driven mainly by shutdowns from Hurricanes Gustav and Ike, partially offset by increased wood prices driven primarily by increased diesel prices.

Compared with the three months ended September 30, 2007, energy costs increased $21.2 million in our Paper segment, driven mainly by higher prices for natural gas, including non-cash mark-to-market expenses of $9.5 million associated with natural gas hedging, electricity, and wood fuel. Energy costs increased $7.0 million in our Packaging segment, driven by higher prices for electricity and natural gas, including noncash mark-to-market expenses of $1.8 million associated with natural gas hedging, partially offset by reduced consumption of natural gas.

Chemical costs increased $8.8 million in our Paper segment and increased $3.3 million in our Packaging segment, driven by higher prices for commodity chemicals, including caustic and sulfuric acid.

Depreciation, amortization, and depletion for the three months ended September 30, 2008, was $31.4 million. For the Predecessor three months ended September 30, 2007, depreciation, amortization, and depletion was $23.0 million. The three months ended September 30, 2007, exclude approximately $10.4 million of depreciation due to the paper and packaging assets being classified as assets held for sale in September 2007.

Selling and distribution expenses decreased $0.9 million, or 6%, to $13.8 million for the three months ended September 30, 2008, compared with $14.7 million during the three months ended September 30, 2007. As a percentage of sales, selling and distribution expenses were 2.2% and 2.5% for the months ended September 30, 2008 and 2007, respectively.

General and administrative expenses decreased $2.7 million, or 22%, to $9.9 million for the three months ended September 30, 2008, compared with $12.6 million during the three months ended September 30, 2007, due primarily to lower professional fees and payroll costs, offset partly by higher information technology costs as we implement a new information technology system in our Paper segment. As a percentage of sales, general and administrative expenses were 1.6% and 2.2% for the three months ended September 30, 2008 and 2007, respectively.

Other (Income) Expense, Net. “Other (income) expense, net” includes miscellaneous income and expense items. During the three months ended September 30, 2008, we had an insignificant amount of other income, compared with $0.3 million of expense during the Predecessor three months ended September 30, 2007. The three months ended September 30, 2007, included $0.2 million of expenses related to the closure of the paper converting facility in Salem, Oregon, and $0.1 million of other miscellaneous expense items.

Income (Loss) From Operations. Income from operations for the three months ended September 30, 2008, decreased $20.6 million to $30.1 million, compared with $50.7 million in third quarter 2007. This decrease was driven primarily by higher input costs, noncash mark-to-market expenses associated with natural gas hedging, increased depreciation and amortization expense, and reduced linerboard and newsprint sales volumes as a result of Hurricanes Gustav and Ike, partially offset by higher sales prices. Overall, we estimate that our operating results for the three months ended September 30, 2008, were negatively affected by $11.3 million from noncash mark-to-market expenses associated with natural gas hedging and approximately $5.5 million from lost production and costs as a result of the hurricanes, as well as approximately $10.4 million of increased depreciation and amortization expense as a result of our Predecessor suspending depreciation and amortization of its long-lived assets in September 2007.

Other

Interest Income. For the three months ended September 30, 2008, interest income was $0.2 million, compared with $5.4 million for the combined three months ended September 30, 2007. Boise Inc.’s interest income for the period prior to February 22, 2008, is attributable primarily to income from interest earned in trust assets held by Aldabra 2 Acquisition Corp. prior to the Acquisition.

Interest Expense. For the three months ended September 30, 2008, interest expense was $27.5 million, of which $21.6 million was for debt under our senior secured credit facilities. The remaining $5.9 million of interest expense was noncash and consists of the following: $2.4 million related to the notes payable to unrelated parties and $3.5 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Income Taxes. For the three months ended September 30, 2008, we recorded $2.4 million of income tax benefits. These tax benefits relate primarily to the release of valuation allowances we previously recorded against deferred tax assets. We released these valuation allowances because we determined it is more likely than not that we will use our deferred tax assets to offset deferred tax liabilities. As a result of significantly completing our purchase price allocation, during the three months ended September 30, 2008, we recorded $12.4 million of deferred tax liabilities. At September 30, 2008, our deferred tax liability, net of deferred tax assets, was $7.3 million. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

Nine Months Ended September 30, 2008, Compared With the Nine Months Ended September 30, 2007

Sales

For the combined nine months ended September 30, 2008, total sales increased $94.3 million, or 5%, to $1,839.4 million from $1,745.1 million during the nine months ended September 30, 2007. The increase was driven primarily by a 6% increase in Paper segment sales as a result of higher prices and a 4% increase in Packaging segment sales driven by higher prices, partially offset by lower volumes as a result of the DeRidder, Louisiana, outage in first quarter 2008 and lower corrugated container and sheet sales volumes.

Paper. Sales increased $69.3 million, or 6%, to $1,267.6 million for the combined nine months ended September 30, 2008, from $1,198.3 million for the nine months ended September 30, 2007. This increase was driven by improved pricing for uncoated freesheet and medium from the prior year, partially offset by lower market pulp pricing. Commodity uncoated freesheet sales prices increased 7%, compared with the same period in 2007, while premium and specialty prices increased 5%. Commodity uncoated freesheet volumes were down 5% from the same period in 2007 due primarily to declining demand across most grades, particularly more mature printing and converting grades, including envelope and offset grades. Premium and specialty volumes were up 6%, compared with the prior period, driven by a 17% increase in sales of premium office papers and label and release and flexible packaging grades.

Packaging. Sales increased $23.5 million, or 4%, to $603.4 million for the combined nine months ended September 30, 2008, from $579.9 million for the nine months ended September 30, 2007. The increase was due primarily to higher prices for linerboard, corrugated containers and sheets, and newsprint, partially offset by lower sales volumes. Linerboard pricing was 4% higher than in the prior year, while corrugated container and sheet pricing improved 8%, and newsprint pricing improved 10%. Overall sales volumes for linerboard and newsprint decreased 4% and 6%, respectively, primarily as a result of the DeRidder outage in first quarter 2008. Corrugated container and sheet volumes, decreased 5%, compared with the prior period, driven mainly by lower volumes from our sheet plant in Texas as a result of slowing industrial markets and market disruption caused by Hurricane Ike.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $139.6 million, or 9%, to $1,634.7 million for the combined nine months ended September 30, 2008, from $1,495.1 million during the nine months ended September 30, 2007. The increase was driven primarily by higher input and fixed costs, mainly maintenance, associated with the DeRidder outage.

Fiber, energy, and chemical costs were $406.0 million, $262.7 million, and $197.1 million, respectively, for the combined nine months ended September 30, 2008, and $373.8 million, $223.1 million, and $168.4 million, respectively, for the nine months ended September 30, 2007. Fiber costs increased $35.7 million in our Paper segment, due primarily to higher prices for wood, purchased pulp, and secondary fiber, and increased consumption of purchased pulp at our International Falls mill due to the planned maintenance shutdown in May. In Packaging, fiber costs decreased $3.5 million, due primarily to reduced consumption during the DeRidder outage in the first quarter, partially offset by increased wood prices and recycled fiber costs.

Compared with the nine months ended September 30, 2007, energy costs increased $34.7 million in our Paper segment, driven by higher fuel and electricity prices, and increased $4.8 million in our Packaging segment, driven by increased electricity and natural gas prices.

Chemical costs increased $20.6 million in our Paper segment and increased $8.1 million in our Packaging segment driven by substantially higher prices for commodity chemical inputs.

Under purchase accounting rules, in connection with the Acquisition, we revalued our inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses increased $10.2 million during the nine months ended September 30, 2008.

Depreciation, amortization, and depletion for the nine months ended September 30, 2008, was $76.9 million. The nine months ended September 30, 2008, includes depreciation, amortization, and depletion for the period from February 22, 2008, through September 30, 2008. For the Predecessor period of January 1 through February 21, 2008, depreciation, amortization, and depletion was $0.5 million due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. For the Predecessor nine months ended September 30, 2007, depreciation, amortization, and depletion was $84.5 million.

Selling and distribution expenses remained flat at $43.7 million for the combined nine months ended September 30, 2008, and the nine months ended September 30, 2007.

General and administrative expenses increased $0.9 million, or 3%, to $33.3 million for the combined nine months ended September 30, 2008, from $32.4 million during the nine months ended September 30, 2007. As a percentage of sales, general and administrative expenses improved to 1.8% for the nine months ended September 30, 2008, compared with 1.9% in the prior year.

Other (Income) Expense, Net. “Other (income) expense, net” includes miscellaneous income and expense items. During the combined nine months ended September 30, 2008, we had $1.2 million of other income, consisting primarily of a net gain on sales of assets of $1.0 million for the Predecessor period of January 1 through February 21, 2008. During the nine months ended September 30, 2007, we had $0.6 million of income, consisting of a $4.4 million gain on changes in retiree healthcare programs offset by a $1.3 million net loss on sales of assets, $2.2 million of expenses related to the closure of the paper converting facility in Salem and $0.3 million of miscellaneous income items.

Income (Loss) From Operations. Income from operations for the combined nine months ended September 30, 2008, decreased $38.5 million to $51.5 million, compared with $90.0 million for the nine months ended September 30, 2007. This decrease was caused primarily by higher input costs, the DeRidder mill outage in first quarter 2008, noncash mark-to-market expenses associated with natural gas hedging and inventory purchase price adjustments, partially offset by higher sales prices and lower depreciation, amortization, and depletion expense. Overall, we estimate that our operating results for the nine months ended September 30, 2008, were negatively affected by approximately $20.5 million due to the DeRidder outage in the first quarter, $10.2 million from inventory purchase price adjustments, $7.5 million from noncash mark-to-market energy hedge expenses and approximately $5.5 million from lost production and costs as a result of Hurricanes Gustav and Ike.

Other

Interest Income. During the combined nine months ended September 30, 2008, interest income was $2.2 million, compared with $6.2 million for the combined nine months ended September 30, 2007. Boise Inc.’s interest income for the period prior to February 22, 2008, is attributable primarily to income from interest earned on trust assets held by Aldabra 2 Acquisition Corp. prior to the Acquisition.

Interest Expense. For the nine months ended September 30, 2008, interest expense was $65.1 million, of which $52.9 million was for debt under our senior secured credit facilities. The remaining $12.2 million of interest expense was noncash and consists of the following: $5.7 million related to the subordinated promissory note to Boise Cascade and the subsequent notes payable to unrelated parties and $6.5 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Income Taxes. For the nine months ended September 30, 2008, we recorded $5.7 million of income tax benefits related to losses incurred during the nine-month period and the release of valuation allowances we previously recorded against deferred tax assets. We released these valuation allowances because we determined it is more likely than not that we will use our deferred tax assets to offset deferred tax liabilities. As a result of significantly completing our purchase price allocation, during the nine months ended September 30, 2008, we recorded $12.4 million of deferred tax liabilities. At September 30, 2008, our deferred tax liability, net of deferred tax assets, was $7.3 million. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

Industry Mergers and Acquisitions

In August 2008, International Paper completed the acquisition of Weyerhaeuser’s containerboard operations, creating a larger and potentially much stronger competitor. The impact of this merger on our operations and results is uncertain at this time.

Liquidity and Capital Resources

We believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, and working capital requirements for the next 12 months. Our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative, and regulatory factors. A continuing deterioration in the U.S. economy could have a significant impact on our business. Significant declines in the demand for or pricing of our products or increases in the cost of raw materials could have a significant, negative effect on our ability to maintain compliance with our financial loan covenants and/or meet our debt service obligations. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Unless otherwise noted, this discussion of liquidity and capital resources refers to the combined activities of Boise Inc. and the Predecessor for each period presented.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, energy, and interest. For the nine months ended September 30, 2008 and 2007, operating activities provided $65.3 million and $139.7 million of cash, respectively.

Relative to 2007, cash provided by operations was negatively affected by lower combined net income (loss) for the nine months ended September 30, 2008, which was the primary reason for the decrease in cash provided by operations. As discussed under “Operating Results” above, the loss during 2008 reflects the impact of the DeRidder outage, as well as higher interest expense and higher input costs.

In 2008, unfavorable changes in working capital used $26.1 million of cash from operations, while unfavorable changes in working capital used $31.9 million of cash in 2007. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

Increases in the level of receivables used $25.4 million of cash from operations, which is attributable primarily to increased receivables in the Paper segment as a result of higher sales in September 2008, compared with December 2007. To a lesser extent, increased levels of receivables in the Packaging segment also contributed to the unfavorable change in this working capital item. Inventories increased, using $15.3 million of cash from operations, and prepaid expenses increased, using $4.5 million of cash from operations. Partially offsetting the increased levels of accounts receivable, inventories, and prepaid expenses were increased levels of accounts payable and accrued expenses, which provided $19.2 million of cash from operations. The higher levels of accounts payable and accrued expenses reflect higher trade accounts payable across all of our segments. These favorable changes in working capital were partially offset by lower levels of accrued compensation.

We have four defined benefit pension plans. Pension funding requirements depend in part on returns on plan assets. Recent declines in the equity markets may require us to make larger than previously anticipated contributions to our pension plans. As of October 31, 2008, our pension assets had a market value of $236 million, compared with $324 million as of February 22, 2008, the date we assumed the obligation for these plans. Assuming a negative 20% return on plan assets for calendar year 2008 and a return to our assumed rate of return on plan assets of 7.25% in 2009 and 2010, we estimate that we would be required to contribute approximately $4 million in 2009 and approximately $46 million in 2010. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates which affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years. We are not required to, and do not plan to, contribute to our pension plans in 2008.

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

Combined Investing Activities of Boise Inc. and Predecessor

Cash investing activities used $863.8 million for the nine months ended September 30, 2008, compared with $498.6 million during the same period in 2007. For the nine months ended September 30, 2008, investing activities included $1.2 billion in cash spent for the Acquisition, excluding deferred financing fees, as discussed above. Investing activities for the nine months ended September 30, 2007, included $398.8 million of net cash held in trust related primarily to the net proceeds of the initial public offering. The $398.8 million of net cash held in trust includes $399.5 million of cash deposited from the initial public offering net of $0.7 million of cash used from the trust to pay initial business, legal, and accounting due diligence expenses on prospective business combinations, general and administrative expenses, and corporate income and franchise taxes. For the nine months ended September 30, 2007, investing activities also included $0.7 million of cash paid for acquisition costs.

Combined cash capital expenditures for property, plant, and equipment for the nine months ended September 30, 2008, were $69.1 million. This amount includes $10.2 million spent by the Predecessor for the period of January 1, 2008, through February 21, 2008, and $58.9 million spent by us from February 22, 2008, through September 30, 2008. Of these amounts, $10.3 million relates to the installation of a shoe press in our DeRidder mill in March to reduce the use of energy in producing linerboard. We estimate total capital spending of $23 million for the project, part of which was spent in 2007. As of September 30, 2008, cumulative cash spending on this project totaled $22.3 million, with the remainder to be spent in fourth quarter 2008.

For the nine months ended September 30, 2007, cash investing activities were primarily for purchases of property and equipment, which used $106.0 million of cash, while the remaining amount was used for environmental compliance and to improve energy efficiency. Approximately $42 million of the expenditures for property and equipment related to the reconfiguration of the paper machine at our pulp and paper mill in Wallula to produce both pressure-sensitive label and release paper and commodity uncoated freesheet paper. As of September 30, 2007, total spending on this project was approximately $80 million. Additionally, cash investing activities were for environmental compliance and to improve energy efficiency. Investing activities also included $5.2 million of proceeds from the sales of assets.

We expect capital investments in 2008 to total approximately $90 million to $100 million, excluding acquisitions. Our capital spending in 2008 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our efficiency projects are focused on opportunities to improve our energy efficiency.

Financing Activities

Cash provided by financing activities was $825.5 million for the nine months ended September 30, 2008, compared with $359.0 million during the same period in 2007. Financing activities for the nine months ended September 30, 2008, reflect approximately $1.1 billion of debt financing obtained in conjunction with the Acquisition, partially offset by $120.2 million paid to stockholders who exercised their conversion rights, $94.3 million of deferred financing costs and underwriting fees, and $60.5 million of debt repayments. Under our $250 million revolving credit facility, $158.1 million was available at September 30, 2008. Prior to the Acquisition, financing activities have historically consisted primarily of intercompany loans obtained by the Predecessor.

Our expected debt service obligation, assuming interest rates stay at September 30, 2008, levels, is estimated to be approximately $24.5 million for the remainder of 2008 and $102.2 million for 2009, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $10.5 million per year (based on debt levels and interest rates as of September 30, 2008).

For the nine months ended September 30, 2007, cash financing activities included $414.0 million of gross proceeds from the initial public offering on June 22, 2007, as well $3.0 million related to the sale of insider warrants. In conjunction with the offering, we paid $16.6 million in underwriting discounts and commissions and incurred approximately $0.6 million in other costs related to the offering. As discussed above in “Investing Activities,” the net amount from the offering, or $399.5 million, was deposited in a trust account. These funds were released from the trust as a result of the Acquisition.

At September 30, 2008, our long-term debt and the interest rates on that debt were as follows:

	September 30, 2008
	Amount	Interest Rate
	(millions)

Revolving credit facility, due 2013	$65.0	7.00%
Tranche A term loan, due 2013	246.9	7.06%
Tranche B term loan, due 2014	472.6	7.50%
Second lien term loan, due 2015	260.7	11.00%
Current portion of long-term debt	(14.1)	7.21%
Long-term debt, less current portion	1,031.1	8.25%
Current portion of long-term debt	14.1	7.21%
	1,045.2

15.75% notes payable, due 2015	64.1	15.75%
	$1,109.3

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

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee will accrue from the Acquisition closing date and shall be payable quarterly in arrears. At September 30, 2008, we had $65.0 million of borrowings outstanding under the Revolving Credit Facility. For the nine months ended September 30, 2008, the average interest rate for our borrowings under our Revolving Credit Facility was 5.95%. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $80.0 million for the nine months ended September 30, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the nine months ended September 30, 2008, was $60.2 million. At September 30, 2008, we had availability of $158.1 million, which is net of outstanding letters of credit of $26.9 million, above the amount we had borrowed.

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

Covenants

The First and Second Lien Facilities require BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain financial covenant ratios. At September 30, 2008, Holdings is required to maintain a minimum interest coverage ratio of 2.25:1.00 and a maximum leverage ratio of 4.75:1.00 under the First Lien Facilities. The interest coverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) Consolidated Adjusted EBITDA for the four-fiscal-quarter period then ended to (ii) Consolidated Interest Expense payable in cash for such four-fiscal-quarter period. The leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) Consolidated Total Debt as of such day to (ii) Consolidated Adjusted EBITDA for the four-fiscal-quarter period ending on such date. Differences between our financial statements and Holdings’ financial statements are related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, interest income, income taxes, and other miscellaneous expenses.

The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures generally limited to $150 million per year.

At September 30, 2008, we were in compliance with the financial covenants under our Credit Facilities.

Guarantees

The Company’s obligations under its Credit Facilities are guaranteed by each of the Borrower’s existing and subsequently acquired domestic (and, to the extent no material adverse tax consequences to Holdings or Borrower would result therefrom and as reasonably requested by the administrative agent under each Credit Facility, foreign) subsidiaries and Holdings (collectively, the Guarantors). The First Lien Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a first-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) during any fiscal year of Borrower), and all intercompany debt. The Second Lien Facility is secured by a second-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a second-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated EBITDA during any fiscal year of Borrower), and all intercompany debt.

Prepayments

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

Subject to the provisions of the intercreditor agreement between the First Lien Facility and the Second Lien Facility, in the event the Second Lien Facility is prepaid as a result of a voluntary or mandatory prepayment (other than as a result of a mandatory prepayment with respect to insurance/condemnation proceeds or excess cash flow) at any time prior to the third anniversary of the Acquisition closing date, Borrower shall pay a prepayment premium equal to the “make-whole premium” described below.

At any time after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, subject to the provisions of the First Lien Facilities, the Second Lien Facility may be prepaid in whole or in part subject to the “call premium” described below, provided that loans bearing interest with reference to the reserve-adjusted Eurodollar rate will be prepayable only on the last day of the related interest period unless Borrower pays any related breakage costs.

With respect to a Second Lien Facility loan on any date of prepayment, the “make-whole premium” means the present value of (a) all required interest payments due on such Second Lien Facility loan from the date of prepayment through and including the make-whole termination date, excluding accrued interest (assuming that the interest rate applicable to all such interest is the LIBOR swap rate at the close of business on the third business day prior to the date of such prepayment with the termination date nearest to the make-whole termination date plus 7.00%) plus (b) the prepayment premium that would be due if such prepayment were made on the day after the make-whole termination date, in each case discounted to the date of prepayment on a quarterly basis (assuming a 360-day year and actual days elapsed) at a rate equal to the sum of such swap rate plus 0.50%.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. Required debt principal repayments under the Credit Facilities, excluding those from excess cash flows, total $2.8 million for the balance of 2008, $15.7 million in 2009, $26.6 million in 2010, $48.5 million in 2011, $134.4 million in 2012, and $817.2 million thereafter.

Notes Payable

In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise Cascade’s favor. With the exception of our subsidiaries that are party to the Credit and Guaranty Agreement dated as of February 22, 2008, each of our current and future domestic subsidiaries are joint and several obligors under this note, as reflected by a Subordinated Guaranty Agreement, which guarantees our obligations under the note.

After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for $53.8 million, including accrued interest but before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes is related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes on our Consolidated Balance Sheet.

The notes bear interest at 15.75% per annum (computed on the basis of a 360-day year) payable quarterly (each such quarterly payment date, an Interest Payment Date). To the extent interest is not paid in cash, interest will be added to the principal amount of the notes on each Interest Payment Date. The notes mature on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the amount of the notes will be approximately $185.6 million, assuming none of the interest has been paid in cash.

We may prepay the notes at any time in whole or in part, without premium or penalty, subject to any restrictions contained in our senior credit facilities. We must prepay the notes upon the occurrence of the following events: (i) a Change of Control (as defined in the Credit Facilities), (ii) a sale or transfer of 50% or more of the company’s assets, and (iii) Events of Default (as provided in the notes). We must use the proceeds from the sale of equity or debt securities or borrowings to repay the notes, subject to any restrictions contained in our senior credit facilities.

Other

At September 30, 2008, we had $75.4 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $3.5 million and $6.5 million of amortization expense for the three and nine months ended September 30, 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At September 30, 2008, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 14, Financial Instruments, in “Part I, Item 1. Consolidated Financial Statements” of this Form 10-Q.

For the nine months ended September 30, 2008, cash payments for interest, net of interest capitalized, were $51.6 million. No payments were made during the period of February 1 (inception) through September 30, 2007, or the Predecessor period of January 1 through February 21, 2008, and the nine months ended September 30, 2007.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Quarterly Report on Form 10-Q for the period ended March 31, 2008. As of September 30, 2008, there have been no material changes to our contractual obligations outside the normal course of business.

Off-Balance-Sheet Activities

At September 30, 2008, and December 31, 2007, we had no off-balance-sheet arrangements with unconsolidated entities. The Predecessor had no off-balance-sheet arrangements with unconsolidated entities at December 31, 2007.

Guarantees

Note 20, Commitments and Guarantees, and Note 13, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Consolidated Financial Statements” of this Form 10-Q describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Environmental

For information on environmental issues, see Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008. There have been no material changes to Boise Inc.’s environmental information from that disclosed for the Predecessor in the Current Report on Form 8-K filed with the SEC on February 28, 2008.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2008. Except as noted below, there have been no changes in Boise Inc.’s critical accounting estimates as of September 30, 2008, from those the Predecessor disclosed in Boise Inc.’s Current Report on Form 8-K filed with the SEC on February 28, 2008, and those disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Some of our employees participate in noncontributory defined pension plans that were either transferred from or spun off from Boise Cascade. The salaried defined benefit pension plan is available only to employees who were formerly employed by OfficeMax before November 2003. The pension benefit for salaried employees is based primarily on the employees’ years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. The Predecessor treated participants in these plans as participants in multiemployer plans. Accordingly, the Predecessor did not reflect any assets or liabilities related to the noncontributory defined benefit pension plans on its Consolidated Balance Sheet. The Predecessor did, however, record costs associated with the employees who participated in these plans in its Consolidated Statements of Income (Loss). Expenses attributable to participation in noncontributory defined benefit plans for the three and nine months ended September 30, 2008, were $2.9 million and $7.1 million. These expenses were $1.8 million, $3.4 million, and $9.7 million for the Predecessor periods of January 1 through February 21, 2008, and the three and nine months ended September 30, 2007, respectively.

We account for pension expense in accordance with SFAS No. 87, Employers’ Accounting for Pensions. This statement requires the calculation of pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement rates, mortality rates, expected contributions, and other factors. We based the assumptions used in this analysis to calculate pension expense on the following factors:

Discount Rate Assumption. The discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan’s projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption. The expected rate of return on plan assets was based on the average rate of earnings expected on invested funds.

Rate of Compensation Increases. This assumption reflected long-term actual experience, the near-term outlook, and assumed inflation.

Retirement and Mortality Rates. These rates were developed to reflect actual and projected plan experience.

Plan Modifications. Plan obligations and expenses were based on existing retirement plan provisions. No assumption was made regarding future changes to benefit provisions beyond those to which we are presently committed. For example, changes we might commit to in future labor contracts are not included.

We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period. As discussed above, the future effects of pension plans on our financial position and results of operations will depend on economic conditions, employee demographics, mortality rates, retirement rates, investment performance, and funding decisions, among other factors. The following table presents selected assumptions used and expected to be used in the measurement of pension expense in the following periods:

	Year Ending December 31,	Year Ended December 31,
	2008	2007	2006
	(millions, except for percentages)

Pension expense	$10.0	$13.1	$14.4
Discount rate	6.50%	5.90%	5.60%
Expected rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increases	4.25%	4.25%	4.25%

A decline in our actual asset returns will affect the amount of expense we recognize in future years. However, under pension accounting rules, this impact is recognized over time. For example, assuming a negative return on plan assets of 20% for calendar year 2008 and a return to our assumed rate of return on plan assets of 7.25% in each of 2009 and 2010, our 2008 expense would not be changed, our 2009 expense could increase about $5 million and our 2010 expense could be about $10 million over the amount shown above for our estimated 2008 pension expense. In addition, we could be required to reduce our equity section in “Accumulated other comprehensive income” to record minimum pension liabilities under accounting rules. The amount of expense and minimum pension liability we recognize will depend on, among other things, actual returns on plan assets, changes in interest rates which affect our discount rate assumptions, and modifications to our plans.

Pension funding requirements depend in part on returns on plan assets. Recent declines in the global equity markets may require us to make larger than previously anticipated contributions to our pension plans. As of October 31, 2008, our pension assets had a market value of $236 million, compared with $324 million as of February 22, 2008, the date we assumed the obligation for these plans. Assuming a negative 20% return on plan assets for calendar year 2008 and a return to our assumed rate of return on plan assets of 7.25% in 2009 and 2010, we estimate that we would be required to contribute approximately $4 million in 2009 and approximately $46 million in 2010. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates which effect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years. We are not required to, and we do not plan to, contribute to our pension plans in 2008.

New and Recently Adopted Accounting Standards

On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this staff position. Early application is not permitted. We currently do not have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on our financial position, results of operations, or earnings per share.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, which will require us to adopt these provisions in 2009. Early adoption is prohibited. We do not expect the adoption to have a material impact on our financial position, or results of operations.

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

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 14, Financial Instruments, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Consolidated Financial Statements” of this Form 10-Q, we expanded our disclosures about fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we have elected to defer until January 1, 2009, implementation of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until. We do not expect the implementation to have a material impact on our financial position or results of operations.

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

Interest Rate Risk

With the exception of the 15.75% notes payable, maturing in August 2015, our debt is variable-rate debt. At September 30, 2008, the estimated value of the notes payable, based on then-current interest rates for similar obligations with like maturities, was approximately $6.1 million less than the amount recorded on our Consolidated Balance Sheet.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a London Interbank Offered Rate (LIBOR) cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

Second Lien Facility. We account for the interest rate derivatives with a notional amount of $260.0 million that hedge our exposure to interest rate fluctuations on our Second Lien Facility as economic hedges. At September 30, 2008, we recorded the fair value of the interest rate derivatives, or $0.8 million, in “Other assets” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2008, we recorded the change in fair value of these derivatives, or $0.3 million of expense and $0.2 million of income, in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss). During the three and nine months ended September 30, 2008, we recorded $0.1 million in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

First Lien Facility. We account for the interest rate derivatives that hedge part of the interest rate risk on our Tranche B Term Loan Facility as cash flow hedges. These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At September 30, 2008, we recorded the fair value of the interest rate derivatives, or $1.5 million, in “Other assets.”  During the three months ended September 30, 2008, we recorded the change in the fair value of these derivatives, or a $0.5 million loss, in “Accumulated other comprehensive income” on our Consolidated Balance Sheet. No amounts were reclassified to interest expense. During the three and nine months ended September 30, 2008, we recorded $0.1 million and $0.3 million in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives. At September 30, 2008, there was no ineffectiveness related to these hedges.

Energy Risk

For information on our energy risk, see “Factors That Affect Operating Results” in “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 14, Financial Instruments of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q.

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of September 30, 2008.

Predecessor

During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

Fair Value Measurements

In accordance with the provisions of Financial Accounting Standards (FASB) Staff Position (FSP) No. 157-2 (see Note 15, New and Recently Adopted Accounting Standards, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Consolidated Financial Statements” of this form 10-Q), we have applied the provisions of SFAS No. 157 to only our financial assets and liabilities recorded at fair value, which consist of financial instruments that are used to hedge exposures to interest rate and energy risks. For these financial instruments, fair value is determined at each balance sheet date based on LIBOR rates and interest rate curves and New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts using current market information as of the reporting date. The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at September 30, 2008, Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Assets:
Interest rate derivatives (a)	$2.3	$—	$2.3	$—
	$2.3	$—	$2.3	$—

Liabilities:
Energy derivatives (b)	$7.4	$—	$7.4	$—
	$7.4	$—	$7.4	$—

(a)          Includes $2.3 million recorded in “Other assets” on our Consolidated Balance Sheet.

(b)         Includes $7.4 million recorded in “Accrued Liabilities, Other” on our Consolidated Balance Sheet.

As of September 30, 2008, we did not have any fair value measurements using significant unobservable inputs (Level 3).

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

As a result of management’s evaluation of the design and operation of our disclosure controls and procedures, we identified a number of changes during the first quarter of 2008 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting. All of these changes related to the acquisition of the packaging and paper assets of Boise Cascade. Specifically, as a result of the Acquisition, our existing financial reporting processes were all expanded and/or modified. To accommodate the Acquisition of our operating assets, we implemented significant disclosure controls and procedures related to financial reporting, revenue and receivables, purchasing and payables, property and equipment, treasury, inventory, payroll, employee benefits, nonrecurring transactions, information technology, and other control functions. Most of these controls and procedures had been implemented previously by Boise Cascade. Our management identified no changes during the third quarter of 2008 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognize that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the “Recent Trends and Operational Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statements. Except as noted below, there have been no material changes to our risk factors as of September 30, 2008, from those disclosed previously in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Since the Acquisition, the market price of our common stock has declined significantly, and we face possible delisting from the New York Stock Exchange (NYSE).

Shares of our common stock are currently listed on the NYSE. The market price of our common stock has declined significantly since the Acquisition. On the date of the Acquisition, February 22, 2008, the closing price of our common stock was $8.50 per share. As of October 31, 2008, the closing price of our common stock was $0.60 per share and our market capitalization was $47.8 million.

The NYSE’s quantitative listing standards require NYSE listed companies to have an average market capitalization of at least $75.0 million over any consecutive thirty trading-day period and that the average closing price of any listed security not fall below $1.00 per share for any consecutive thirty trading-day period. We do not currently meet these standards, and we anticipate the NYSE will notify us that we do not currently comply with the NYSE’s continued listing requirements.

Once we receive notice from the NYSE, we must respond within 45 days of the date of notice with a business plan that demonstrates our ability to achieve compliance with the market capitalization requirement within eighteen months from the receipt of the notice. If we do not submit a business plan demonstrating our ability to achieve such continued listing standards or the NYSE does not accept our plan, the NYSE will initiate suspension and delisting procedures. Further, we will have six months from the date of the notice (or, if later, by our next annual meeting of shareholders, if shareholder approval is necessary) to cure the share price deficiency. If we are not compliant by this date, our common stock will also be subject to suspension and delisting by the NYSE. Although we intend to cure the deficiencies and to return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so.

If our common stock is delisted from the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing standards in the near future, we intend to seek to have our common stock listed or quoted on another national securities exchange or quotation system. However, we may be unable to list or quote our common stock on another national securities exchange or quotation system. Even if our common stock is listed or quoted on such other exchange or system, the market for our common stock may not be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE, even if we are able to transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically. Delisting of our common stock would likely cause a reduction in the liquidity of an investment in our common stock. Delisting also could reduce the ability of holders of our common stock to purchase or sell our securities as quickly and inexpensively as they would have been able to do had our common stock remained listed. This lack of liquidity also could make it more difficult for us to raise capital in the future and could depress the value of our common stock.

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

The company’s amended bylaws also require a stockholder’s notice to include additional information about director nominees and about the stockholder (and beneficial owner, if applicable) bringing business before a stockholders meeting. These enhanced disclosure requirements relate to the nominee and/or proponent’s ownership positions in the company’s securities, as well as other information regarding economic interests of the nominee and/or proponent in the company.

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

Date: November 4, 2008

BOISE INC.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008

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