Form 10-K
period 2008-12-31
BOISE INC.
filed 2009-02-24
CIK 1391390

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-33541

Boise Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8356960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1111 West Jefferson Street, Suite 200 Boise, Idaho 83702-5388 (Address of principal executive offices) (Zip Code)
(208) 384-7000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

         As of June 30, 2008, which was the last business day of the registrant's most recently completed second quarter, the aggregate market value of Boise Inc.'s Common Stock, par value $.0001 per share, held by nonaffiliates was approximately $111,852,406 based upon the closing price of $3.85 per share as quoted on the New York Stock Exchange on that date.

         As of January 30, 2009, 79,716,130 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Boise Inc. definitive Proxy Statement for its 2009 Annual Shareholders Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Boise Inc.'s year-end.

 PART I

        All of our filings with the Securities and Exchange Commission (SEC), which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statements, Current Reports on Form 8-K, and all related amendments are available free of charge via the interactive Data Electronic Applications (IDEA) System through the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.boiseinc.com as soon as reasonably practicable after we file or furnish such reports to the SEC. Last year, we filed our annual Chief Executive Officer Certification dated January 18, 2008, with the New York Stock Exchange. Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1.   BUSINESS

        Boise Inc. (formerly Aldabra 2 Acquisition Corp.) or "the Company," "we," "us," or "our" was a blank check company created on February 1, 2007 (Inception), and organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business. On February 22, 2008, Boise Inc. completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-K as the "Predecessor." The Acquisition was accomplished through the Company's acquisition of Boise Paper Holdings, L.L.C. See Note 3, Acquisition of Boise Cascade's Paper and Packaging Operations, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information related to the Acquisition. When financial information is provided in the Form 10-K, "OfficeMax" refers to the paper assets of OfficeMax Incorporated, other than its related timberland operations, that Boise Cascade acquired on October 29, 2004 (the 2004 Transaction).

        We operate our business in three reportable segments, Paper, Packaging, and Corporate and Other (support services) and is headquartered in Boise, Idaho. We manufacture packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp. We present information pertaining to each of our three segments and the geographic areas in which they operate in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

        The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the year ended December 31, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Predecessor Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the period of January 1 through February 21, 2008, and for the years ended December 31, 2007 and 2006, are presented for comparative purposes. The period of February 1 (Inception) through December 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

 Corporate Structure

        The following chart summarizes our corporate structure at December 31, 2008:

Paper

Products

        We manufacture and sell uncoated freesheet paper (including commodity and premium cut-size office papers); a range of packaging papers (including corrugating medium, label and release papers, and flexible packaging papers); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. For all years presented, our annual Paper segment production was approximately 1.8 million short tons (a short ton is equal to 2,000 pounds). Our annual Paper segment production capacity was approximately 1.5 million short tons at December 31, 2008, and approximately 1.9 million short tons for all other years presented. Many of our paper products are commodity products, while others have specialized features that make these products premium or specialty grades. Our premium grades include 100% recycled, high-bright, and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. In 2008, we were the third-largest manufacturer of uncoated freesheet in North America, with annual uncoated freesheet production capacity of approximately 1.3 million short tons. During the combined year ended December 31, 2008, uncoated freesheet accounted for approximately 92% of segment sales.

        In November 2008, we announced the permanent restructuring of our mill in St. Helens, Oregon, permanently closing the pulp mill and two of our three paper machines at that facility. This will reduce annual paper production capacity at the St. Helens mill by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula mills by a total of approximately 138,000 tons.

        The following table sets forth the capacity and production by product for the periods indicated:

	Boise Inc.	Predecessor					OfficeMax
	Year Ended December 31,	January 1 Through February 21,	Year Ended December 31			October 29 (Inception) Through December 31,	January 1 Through October 28,
	2008	2008	2007	2006	2005	2004	2004
	(thousands of short tons)
Capacity (a)
Uncoated freesheet	1,300		1,484	1,547	1,550	1,576
Containerboard (medium)	136		138	134	130	134
Market pulp	86		229	224	228	232

	1,522		1,851	1,905	1,908	1,942

Production (b)
Uncoated freesheet	1,204	208	1,458	1,520	1,487	256	1,203
Containerboard (medium)	118	19	134	132	128	23	109
Market pulp	187	31	221	187	229	39	184

	1,509	258	1,813	1,839	1,844	318	1,496

(a)
Capacity numbers shown are as of December 31 for the year presented. As of December 31, 2008, the capacity numbers include the impact of the St. Helens mill restructuring. Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

(b)
The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008.

        Our strategy is to increase our presence in the label and release, flexible packaging, and office paper markets, while reducing our exposure to more mature printing and converting markets. In our Paper segment, sales volumes of label and release, flexible packaging, and premium office grades grew 14% during the combined year ended December 31, 2008, compared with 2007. Many traditional paper markets have declined as electronic document transmission and storage alternatives have developed. These declines have varied by specific products. For example, the use of business forms has declined significantly, while cut-size office paper consumption has declined more modestly over the past several years as increased printer placements in home and manufacturing environments have offset reductions in office consumption. Some paper markets, such as label and release papers and flexible packaging papers, are not as sensitive to electronic substitution.

        The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Boise Inc.	Predecessor					OfficeMax
	Year Ended December 31,	January 1 Through February 21,	Year Ended December 31			October 29 (Inception) Through December 31,	January 1 Through October 28,
	2008	2008	2007	2006	2005	2004	2004
	(millions)
Sales	$1,403.7	$253.5	$1,596.2	$1,494.7	$1,415.2	$237.6	$1,141.5
Segment income (loss) before interest and taxes	$32.7	$20.7	$133.5	$63.3	$57.5	$17.7	$(35.2)
Depreciation, amortization, and depletion (a)	71.7	0.3	45.0	62.3	55.2	8.4	118.5

EBITDA (b)	$104.3	$21.1	$178.5	$125.6	$112.6	$26.2	$83.3

(a)
The year ended December 31, 2007, included approximately $21.7 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(b)
Segment EBITDA is calculated as segment income (loss) before interest (interest income, interest expense, and change in fair value of interest rate derivatives) and income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

        We produce commodity-grade paper products primarily on our larger paper machines in long, high-volume production runs that achieve economies of scale. On our smaller paper machines, we manufacture premium and specialty grades, which tend to require shorter production runs, generate higher and more stable prices, and have higher margins over time. Sales volumes of premium and specialty grades increased 5%, from 480,000 tons in 2007 to 503,000 tons during the combined year ended December 31, 2008.

        We also manufacture and sell market pulp. In 2008, the quantity of market pulp we sold was approximately equal to the market pulp we purchased across our operating segments; therefore, any changes in the price for and cost of pulp generally tended to offset one another. However, with the recent closure of the St. Helens pulp mill, we will be a net consumer of pulp, producing and selling less pulp volume on the open market than we consume.

Facilities

        We manufacture our uncoated freesheet paper at four mills in the United States. After considering the effect of the St. Helens mill restructuring, these mills had an annual capacity of 1.3 million short tons of uncoated freesheet as of December 31, 2008. Our uncoated freesheet paper mills are supported by converting machines that, on a net basis, can produce approximately 0.9 million short tons of cut-size sheets annually.

        The following table sets forth the annual capacities of manufacturing locations in our Paper segment as of December 31, 2008, and production for the combined year then ended:

	Number of Machines	Capacity (a)	Production
		(thousands of short tons)
PULP AND PAPER MILLS
Jackson, Alabama
Uncoated freesheet	2	492	470
International Falls, Minnesota
Uncoated freesheet	4	528	505
St. Helens, Oregon (b)
Uncoated freesheet	1	68	253
Market pulp	—	—	88
Wallula, Washington
Uncoated freesheet	1	212	184
Market pulp (b)	1	86	130
Containerboard (medium)	1	136	137

	10	1,522	1,767

ANNUAL CAPACITY BY PRODUCT
Uncoated freesheet		1,300
Containerboard (medium)		136
Market pulp		86

		1,522

(a)
Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed capacity under some operating conditions.

(b)
In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon. This reduces our annual paper production capacity by approximately 200,000 tons and market pulp capacity by 88,000 tons. An additional 50,000 tons of market pulp capacity will be reduced at our Wallula mill due to the restructuring. The reduction in capacity related to the restructuring is reflected in the table above.

Raw Materials and Input Costs

        Wood fiber is our principal raw material in this segment. The primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Most of our manufacturing facilities are located in close proximity to active wood markets. We have long-term market-based contracts for a portion of our fiber needs. We obtain some of our wood residuals from Boise Cascade's sawmills and wood product facilities in the Pacific Northwest and, to a lesser extent, in the South, and the remainder of the wood residuals are purchased from other outside sources. Because of the decline in the housing and construction markets, a significant number of building products manufacturers have curtailed or closed their facilities. These curtailments and closures affect the availability and price of wood fiber, particularly in the Pacific Northwest. As a result, we have increased our ability to manufacture wood chips from whole logs, which we purchase from third parties.

        Three of our four paper mills have on-site pulp production facilities. Some of our paper mills also purchase pulp from third parties pursuant to contractual arrangements. We negotiate these arrangements periodically, and terms can fluctuate based on prevailing pulp market conditions, including pricing and supply dynamics.

        We generally purchase raw materials through contracts or open-market purchases. Our contracts are generally with suppliers located in closest proximity to the specific facility they supply, and they generally contain price adjustment mechanisms to account for market price and expense volatility.

        Our Paper segment consumes substantial amounts of energy, such as electricity, natural gas, and a modest amount of fuel oil. During the combined year ended December 31, 2008, energy costs accounted for approximately 16% of the aggregate amount of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are between a specific plant and a specific local provider. Under most of these contracts, the providers are bound to provide us with all of our needs for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we use derivative instruments such as three-way collars, natural gas caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk for our energy requirements. We also have been increasing our use of renewable biomass fuels to displace fossil fuels. Some of this shift has required capital investment to convert power boilers for handling biomass fuels.

        We consume a significant amount of chemicals in the production of paper. Important chemicals we use include starch, sodium chlorate, caustic, precipitated calcium carbonate, dyestuffs, and optical brighteners. During the combined year ended December 31, 2008, chemical costs accounted for approximately 15% of the aggregate amount of materials, labor, and other operating expenses in this segment. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts are renegotiated at the end of each year at prevailing rates. Higher prevailing rates may result in increases to overall chemical costs.

Sales, Marketing, and Distribution

        Our uncoated freesheet is sold primarily by our own sales personnel. We ship to customers both directly from our mills and through distribution centers. This allows us to respond quickly to customer requirements.

        The following table sets forth sales volumes of paper and paper products for the periods indicated:

	Boise Inc.	Predecessor					OfficeMax
	Year Ended December 31,	January 1 Through February 21,	Year Ended December 31			October 29 (Inception) Through December 31,	January 1 Through October 28,
	2008	2008	2007	2006	2005	2004	2004
	(thousands of short tons)
Commodity	768	164	995	999	1,080	178	891
Premium and specialty	432	72	480	498	436	68	358

Uncoated freesheet	1,200	236	1,475	1,497	1,516	246	1,249
Containerboard (medium)	118	19	134	132	128	23	110
Market pulp	102	20	145	112	142	27	138

	1,420	275	1,754	1,741	1,786	296	1,497

Customers

        Our largest customer in this segment is OfficeMax. During the combined year ended December 31, 2008, sales to OfficeMax accounted for $584.7 million of Paper segment sales. Sales to OfficeMax constitute 39% of total uncoated freesheet sales volume and 70% of our office papers sales volume. In October 2004, OfficeMax agreed to purchase from our Predecessor its full North American requirements for cut-size office paper, to the extent Boise Inc. chooses to supply such paper to them, through December 2012. OfficeMax's purchase obligations under the agreement will phase out over a four-year period (25% per year) beginning one year after the delivery of notice of termination, but in no event will the purchase obligation be reduced prior to December 31, 2012. The price for paper sold under this supply agreement approximates market prices. However, due to the structure of the contract, price changes to OfficeMax lag the market by approximately 60 days.

        In addition to OfficeMax, we have approximately 800 uncoated freesheet paper customers, none of which individually represents a material portion of our sales. Our customers include paper merchants, commercial and financial printers, paper converters such as envelope and form manufacturers, and customers who use our paper for specialty applications such as label and release products. The majority of these customers purchase products through individual purchase orders. In addition to the paper supply agreement with OfficeMax, we have long-term relationships with other customers, although no single relationship, other than the one with OfficeMax, is material to our business.

Business Plan

        Our strategy in our Paper segment is to maximize profitability by operating our two largest paper manufacturing machines at full capacity in the production of cut-size commodity office paper while dedicating as much production as possible on our smaller machines to premium and specialty papers for a variety of markets and end uses. However, we may choose to take economic downtime or slow production on any of our machines as market conditions dictate.

        We work closely with our customers to develop and manufacture innovative premium and specialty papers and to provide related service programs that respond to their changing needs and technical requirements. We spent approximately $80 million during the last two years to modify our uncoated freesheet paper machine at our Wallula, Washington, mill (the Wallula #3 machine), which historically produced a variety of commodity paper grades, to enable it to produce pressure sensitive (label and release) papers as well as commodity grades. Significant to the execution of our strategy is the ability to produce and sell pressure sensitive papers from the Wallula #3 machine and the ability to develop, produce, and sell other premium and specialty grades on our smaller machines. Increasing our presence in the pressure sensitive, flexible packaging, and office paper markets reduces our exposure to more mature printing and converting markets, which have declined over the last five years.

        Our long-term supply agreement with OfficeMax allows us to focus our largest paper machines on producing commodity products in long, high-volume production runs. This relationship allows us to continue to improve the capacity utilization of our largest paper machines, achieve supply chain efficiencies, and develop and test product and packaging innovations. We leverage the expertise developed in this relationship to better serve our other customers and to develop new customers and products while pursuing productivity improvements and cost reductions.

 Packaging

Products

        We manufacture and sell containerboard (linerboard) and corrugated containers and sheets as well as newsprint. We consume approximately 72% of our linerboard and medium production (including industry trades) to make corrugated containers and sheets in this segment.

        The following table sets forth the capacity and production by product for the periods indicated:

	Boise Inc.	Predecessor					OfficeMax
	Year Ended December 31,	January 1 Through February 21,	Year Ended December 31			October 29 (Inception) Through December 31,	January 1 Through October 28,
	2008	2008	2007	2006	2005	2004	2004
	(thousands of short tons)
Capacity (a)
Containerboard (linerboard)	600		575	559	554	555
Newsprint	410		425	426	434	448

	1,010		1,000	985	988	1,003

Production (b)
Containerboard (linerboard)	446	83	573	554	533	94	427
Newsprint	331	59	409	415	411	75	352

	777	142	982	969	944	169	779

(a)
Capacity numbers are shown as of December 31 for the year presented. Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

(b)
The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008.

        The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	Boise Inc.	Predecessor					OfficeMax
	Year Ended December 31,	January 1 Through February 21,	Year Ended December 31			October 29 (Inception) Through December 31,	January 1 Through October 28,
	2008	2008	2007	2006	2005	2004	2004
	(millions)
Sales	$703.7	$113.5	$783.1	$766.5	$731.6	$128.9	$565.6
Segment income (loss) before interest and taxes	$21.1	$5.7	$40.1	$45.3	$23.8	$7.0	$(2.1)
Depreciation, amortization, and depletion (a)	35.1	0.1	37.7	50.8	37.2	6.0	34.7

EBITDA (b)	$56.2	$5.7	$77.8	$96.1	$61.0	$13.0	$32.5

(a)
The year ended December 31, 2007, included approximately $19.1 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(b)
Segment EBITDA is calculated as segment income (loss) before interest (interest income, interest expense, and change in fair value of interest rate derivatives) and income tax provision (benefit), and depreciation, amortization and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

        Containerboard is used in the production of corrugated containers and sheets. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Corrugated sheets are sold primarily to converting operations, which finish the sheets into corrugated container products. For the combined year ended December 31, 2008, our Packaging segment produced approximately 529,000 short tons of linerboard, and our Paper segment produced approximately 137,000 tons of corrugating medium, both of which are used in the production of corrugated containers. During the combined year ended December 31, 2008, our Paper and Packaging segments produced 666,000 short tons of linerboard and medium, while our corrugated container and sheet feeder plants consumed approximately 477,000 tons of containerboard (including both linerboard and corrugating medium) or the equivalent of 72% of its containerboard production.

        We manufactured approximately 390,000 tons of newsprint during the combined year ended December 31, 2008, for use primarily in printing daily newspapers and other publications in North America. Two machines at our mill in DeRidder, Louisiana, currently produce newsprint. Demand for newsprint has declined dramatically in the last several years and may continue to decline as newspapers are replaced with electronic media. It is possible that our newsprint machines can be switched to other paper grades (such as linerboard, corrugating medium, unbleached pulp, or packaging papers) provided that we make additional capital expenditures and can economically source sufficient fiber.

Facilities

        We manufacture containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. This mill is one of the largest paper mills in North America, with approximate annual production capacity of 1 million short tons as of December 31, 2008. We also manufacture corrugated containers and sheets at five plants in the Northwest and one sheet feeder plant in Texas, with an aggregate annual capacity of approximately 9.3 billion square feet (which assumes operating the plants five days a week, 24 hours a day).

        The following table sets forth annual capacities of our containerboard (linerboard) and newsprint mill in DeRidder, Louisiana, as of December 31, 2008, and production for the combined year then ended:

	Number of Machines	Capacity (a)	Production
		(thousands of short tons)
PULP AND PAPER MILL
DeRidder, Louisiana
Containerboard (linerboard)	1	600	529
Newsprint	2	410	390

	3	1,010	919

(a)
Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

Raw Materials and Input Costs

        Wood fiber is the principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips. Our DeRidder manufacturing facility is located in close proximity to active wood markets. We rely on market-based contracts for a significant portion of our fiber needs. We obtain some of our wood residuals from Boise Cascade's wood products plants in the South, and the remainder of the wood residuals are purchased from outside sources.

        We generally purchase raw materials through contracts or open-market purchases. Our contracts are generally with suppliers located in close proximity to the specific facility they supply, and they generally contain price adjustment mechanisms to account for market price and expense volatility.

        Our Packaging segment consumes substantial amounts of energy, such as electricity and natural gas. During the combined year ended December 31, 2008, energy costs accounted for approximately 15% of the sum of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are bound to supply us with all of our needs for a particular type of energy at a specific facility. Our gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. We also use derivative instruments such as three-way collars, natural gas caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk. For more information about our derivative instruments, see "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

        We consume chemicals in the production of linerboard within our Packaging segment. Important chemicals we use include pulping and bleaching chemicals such as caustic, sulfuric acid and sodium chlorate. During the combined year ended December 31, 2008, chemical costs accounted for approximately 6% of materials, labor, and other operating expenses in this segment. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts are renegotiated at the end of each year at prevailing rates. Higher prevailing rates may result in increases to overall chemical costs.

Sales, Marketing, and Distribution

        Our containerboard (linerboard) and corrugated containers and sheets are sold by our own sales personnel or brokers.

        The following table sets forth sales volumes of containerboard (linerboard), newsprint, and corrugated containers and sheets for the periods indicated:

	Boise Inc.	Predecessor					OfficeMax
	Year Ended December 31, 2008		Year Ended December 31
		January 1 Through February 21, 2008				October 29 (Inception) Through December 31, 2004	January 1 Through October 28, 2004
			2007	2006	2005
	(thousands of short tons)
Containerboard (linerboard) (a)	194	36	239	266	452	81	382
Newsprint	326	56	415	411	408	81	349
			(millions of square feet)
Corrugated containers and sheets	5,337	914	6,609	6,599	4,770	787	3,876
(a)
Includes the impact of adopting Emerging Issues Task Force (EITF) 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty, effective January 1, 2006, which required us to report our inventory buy/sell transactions on a net basis. In accordance with the provisions of EITF 04-13, prior-period financial information has not been reclassified to conform with the current period's presentation.

Customers

        During the combined year ended December 31, 2008, we sold approximately 44% of our linerboard sales volume in the open market, both domestically and in the export market. We sell our finished corrugated containers to over 1,000 active customers, including large agricultural producers and food and beverage processors. We sell corrugated sheets to over 200 converters, who use the sheets to manufacture corrugated containers for a variety of customers.

        Abitibi Consolidated Sales Corporation (ACSC) purchased all of our newsprint production until late February 2009, when we terminated the arrangement with ACSC. Since that time, we have sold newsprint through our own sales personnel primarily to newspaper publishers located in regional markets near our DeRidder, Louisiana, manufacturing facility. We expect our customer base to grow as we further establish our presence in these markets.

Business Plan

        We operate our Packaging segment to optimize cash flow through integration between our containerboard and converting operations and operational improvements in our facilities to lower costs and improve efficiency. We are a low-volume producer of newsprint, and our strategy is to reduce exposure to the declining newsprint market by identifying an opportunity to convert current newsprint production capacity to serve packaging markets or, if we identify no attractive conversion alternative, to run our newsprint production capacity only if it generates positive cash flow. Should our newsprint production fail to continue to generate positive cash flow, we will consider a shutdown of one or both of the newsprint machines and associated pulp and utility operations.

Corporate and Other

        Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor periods presented, the Corporate and Other segment included primarily an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the year ended December 31, 2008, segment sales related primarily to our rail and truck business and were $67.7 million. During the Predecessor period of January 1 through February 21, 2008, and for the years ended December 31, 2007 and 2006, these sales were $8.5 million, $58.9 million, and $61.4 million, respectively.

        In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the year ended December 31, 2008, we recorded $12.1 million in "Sales, Related parties" and the same amounts in "Costs and expenses" in our Consolidated Statement of Income (Loss) related to this agreement.

        The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	Boise Inc.	Predecessor					OfficeMax
						October 29 (Inception) Through December 31, 2004
	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31,				January 1 Through October 28, 2004
			2007	2006	2005
	(millions)
Sales	$67.7	$8.5	$58.9	$61.4	$66.5	$11.2	$54.2
Segment income (loss) before interest and taxes	$(18.6)	$(3.2)	$(11.9)	$(14.9)	$(7.7)	$(2.7)	$(27.9)
Depreciation, amortization, and depletion (a)	3.2	0.1	1.9	3.3	3.0	0.6	4.5

EBITDA (b)	$(15.4)	$(3.1)	$(10.0)	$(11.6)	$(4.6)	$(2.2)	$(23.3)

(a)
The year ended December 31, 2007, included approximately $1.0 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(b)
Segment EBITDA is calculated as segment income (loss) before interest (interest income, interest expense, and change in fair value of interest rate derivatives) and income tax provision (benefit), and depreciation, amortization and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

Competition

        The markets in which we operate are large and highly competitive. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in each of our operating segments. Those factors include price, service, quality, product selection, and convenience of location.

        Some of our competitors in each of our segments are larger than we are and have greater financial resources. These resources afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than can we.

        Paper.    The markets in which our Paper segment competes are large and highly competitive. Commodity grades of uncoated freesheet are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. All of our paper manufacturing facilities are located in the United States, and although we compete largely in the domestic market, we do face competition from foreign producers, some of which have lower operating costs than we do. The level of this competition varies, depending on domestic and foreign demand and foreign currency exchange rates. In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades.

        Four major manufacturers in the North American uncoated freesheet market account for approximately 76% of capacity. As of December 31, 2008, we are the third-largest producer of uncoated freesheet paper in North America. Our competitors include Domtar (the largest producer), International Paper, and Georgia-Pacific. Although price is the primary basis for competition in most of our paper grades, quality and service are important competitive determinants, especially in premium and specialty grades. Our uncoated freesheet papers compete with electronic data transmission, document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives and increasing use of the Internet have had and are likely to continue to have an adverse effect on traditional print media and paper usage. Because of these trends, demand for paper products may shift from one grade of paper to another or be eliminated altogether.

        Major uncoated freesheet producers, including Boise Inc., have responded to declining demand by closing or significantly curtailing capacity to match lower demand. In November 2008, we announced the permanent restructuring of our mill at St. Helens, Oregon, permanently closing the pulp mill and two or our three paper machines at that facility. This reduced our annual paper production capacity by approximately 200,000 tons. In fourth quarter 2008 and into January 2009, we have also taken economic downtime and slowed production on selected machines to balance production with demand. We may elect to take additional downtime or slow production if market conditions warrant.

        Packaging.    Containerboard (corrugating medium and linerboard) and newsprint are globally traded commodities with numerous worldwide manufacturers. These products compete primarily on the basis of price. The intensity of competition in these industries fluctuates based on demand and supply levels as well as prevailing foreign currency exchange rates. Our corrugated container operations in the Pacific Northwest have a leading regional market position and compete with several national and regional manufacturers. Our plant in Waco, Texas, known as CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Some of our competitors have lower operating costs and/or enjoy greater integration between their containerboard production and corrugated container production than do we.

        In January, Smurfit-Stone Container Corp. (Smurfit-Stone), North America's second-largest maker of corrugated packaging, filed for reorganization under Chapter 11. We have linerboard trading arrangements with Smurfit-Stone. We expect no immediate impact on these arrangements as a result of this filing; however, the longer-term outlook for these arrangements is uncertain. It is also uncertain what the overall longer-term impact will be to our Packaging segment.

        Until recently, we marketed our newsprint through ACSC, an indirect subsidiary of AbitibiBowater, which is one of the largest producers and marketers of newsprint in the world. When we terminated our arrangement with Abitibi in late February 2009, we began selling newsprint on our own and began competing with other national and international newsprint sellers, including AbitibiBowater. Although price is the primary basis for competition in newsprint, quality and service are also important competitive determinants.

        Demand for newsprint has declined dramatically in the last several years and may continue to decline as electronic media replaces newspapers. Major producers have closed capacity and taken downtime, including AbitibiBowater, which announced in December a total of approximately 1,070,000 tons of permanent and temporary curtailments for 2009. Depending on demand and our ability to sell newsprint through our own sales personnel, we may be required to take economic downtime or slow production on our newsprint machines to balance production with demand as market conditions warrant.

Environmental Issues

        Our discussion of environmental issues is presented under the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Legal Proceedings" of this Form 10-K.

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Investment Activities" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Seasonality

        Our businesses experience some seasonality, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by changes in agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities. Seasonality also affects working capital levels as described below.

Working Capital

        Working capital levels fluctuate throughout the year and are affected by seasonality, maintenance shutdowns, and changing sales patterns. Typically, we build working capital in our Paper segment at the end of the fourth quarter as we build finished goods inventory in preparation for first quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings as we increase log and chip inventories to ensure ample supply of fiber to our mills throughout the winter. In our Packaging segment, agricultural demand influences working capital as finished good inventory levels are increased in preparation for the harvest season in third and fourth quarters. Changes in sales volumes can affect accounts receivable levels in both our Paper and Packaging segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the United States.

Acquisitions and Divestitures

        We may engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. For more information about our acquisitions and divestitures, see "Acquisition of Boise Cascade's Paper and Packaging Operations," "St. Helens Mill Restructuring," "Acquisitions," and "Divestitures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Employees

        As of January 31, 2009, we had approximately 4,350 employees. Approximately 2,570, or 59%, of these employees work pursuant to collective bargaining agreements. In first quarter 2009, we will start negotiating labor contracts at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers), which expired in December 2008, and at our paper mill in Wallula, Washington (332 employees represented by the AWPPW), which expires mid-March 2009. During labor negotiations with our collective bargaining units, we could experience work interruptions, which could significantly increase our labor costs, prevent us from meeting customer demand, or reduce our sales and profitability.

Executive Officers of Registrant

        The following individuals are deemed our "executive officers" pursuant to Section 16 of the Securities Exchange Act of 1934. Our executive officers are elected by our board of directors and hold office until their successors are elected and qualified or until their earlier resignation or removal. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.

        Alexander Toeldte, 49, President and Chief Executive Officer, Director — Mr. Toeldte has served as the company's president and chief executive officer and a director since the Acquisition on February 22, 2008. Prior to the Acquisition, and since October 28, 2005, Mr. Toeldte served as Boise Cascade's executive vice president, Paper and Packaging and Newsprint segments. He assumed this position shortly after being elected president of Boise Cascade's Packaging and Newsprint segment on October 1, 2005. From 2004 to 2006, Mr. Toeldte was chair of Algonac Limited, a private management and consulting firm based in Auckland, New Zealand. From 2001 to 2003, Mr. Toeldte served as executive vice president of Fonterra Co-operative Group, Ltd., and chief executive officer of Fonterra Enterprises. Fonterra, based in New Zealand, is a global dairy company. From 1999 to 2001, Mr. Toeldte served in various capacities with Fletcher Challenge Limited Group, which was formerly one of the largest companies in New Zealand with holdings in paper, forestry, building materials, and energy. From 2000 to 2001, he was chief executive officer of Fletcher Challenge Building, and from 1999 to 2000, he was chief executive officer of Fletcher Challenge Paper, both of which were publicly-traded units of the Fletcher Challenge Limited Group. Prior to 1999, Mr. Toeldte was a partner at McKinsey & Company, where he had served since 1986 in Toronto, Brussels, Montreal, and Stockholm. Mr. Toeldte is a member of the board of directors of the American Forest and Paper Association (AF&PA). Mr. Toeldte studied economics at the Albert-Ludwigs-Universitat in Freiburg, Germany, and received an M.B.A. from McGill University in Montreal.

        Jeffrey P. Lane, 53, Senior Vice President and General Manager, Packaging — Mr. Lane joined the company and was elected senior vice president and general manager of the company's packaging operations on April 30, 2008. Prior to joining the company, Mr. Lane was a partner at McKinsey & Company from 1989 to 1995 and from 1998 until 2008. From 2000 until 2008, Mr. Lane led McKinsey's global packaging industry practice. Mr. Lane served as the president of MicroCoating Technologies, an advanced materials technology startup during 1997 and served as the vice president of marketing and business development for Westinghouse Security Systems, a division of Westinghouse Electric Corporation, during 1996. From 1983 to 1989, Mr. Lane served as brand manager at The Procter & Gamble Company, a global consumer products company. Mr. Lane received a B.S. (Biology) from Georgia Institute of Technology and an M.B.A. from Kellogg Graduate School of Management, Northwestern University.

        Robert M. McNutt, 48, Senior Vice President and Chief Financial Officer — Mr. McNutt has served as the company's senior vice president and chief financial officer since the Acquisition on February 22, 2008. Prior to the Acquisition, and since June 2005, Mr. McNutt served as Boise Cascade's vice president, Investor Relations and Public Policy. From October 2004 to May 2005, Mr. McNutt served as Boise Cascade's financial manager, Building Products, where he was the senior financial manager overseeing Boise Cascade's Wood Products and Building Materials Distribution segments with responsibility for strategy, information systems, accounting, and credit functions. Between 1999 and October 2004, Mr. McNutt had the same responsibilities for Boise Cascade Corporation. Prior to 1999, Mr. McNutt held a variety of positions with Boise Cascade Corporation including treasury, audit, and business development roles. Mr. McNutt received a B.A. (Accounting and Finance) and an M.B.A. (Accounting) from Washington State University.

        Robert E. Strenge, 54, Senior Vice President, Manufacturing — Mr. Strenge was elected senior vice president of the company's paper manufacturing operations on April 30, 2008. Since the Acquisition, Mr. Strenge had served as vice president of the company's newsprint segment, a position that he also held with Boise Cascade from October 29, 2004, to the date of the Acquisition. Mr. Strenge was Boise Cascade Corporation's vice president, DeRidder Operations, from 2003 to 2004. From 1997 to 2003, Mr. Strenge served as mill manager of Boise Cascade Corporation's St. Helens, Oregon, paper mill. Mr. Strenge received a B.S. (Pulp and Paper Technology) from Syracuse University.

        Robert A. Warren, 56, Senior Vice President and General Manager, Paper and Supply Chain — Mr. Warren was elected senior vice president and general manager of the company's paper operations and supply chain management function on April 30, 2008. Since the Acquisition, Mr. Warren had served as general manager of the company's supply chain function, a position that he also held with Boise Cascade since 2006. From 2004 to 2005, Mr. Warren was the business leader for Boise Cascade's printing papers business, and from 2003 to 2004, he was a project leader for Boise Cascade Corporation. Prior to joining Boise Cascade Corporation, Mr. Warren was the president and chief executive officer for Strategy in Action Group, a private business consulting firm. Mr. Warren received a B.S. (General Engineering) from Oregon State University and an M.B.A. from Kellogg Graduate School of Management, Northwestern University.

        Samuel K. Cotterell, 57, Vice President and Controller — Mr. Cotterell has served as the company's vice president and controller since the Acquisition on February 22, 2008. Prior to the Acquisition, and since October 2004, Mr. Cotterell served as Boise Cascade's vice president and controller. From 1999 to October 2004, Mr. Cotterell served as director of financial reporting of Boise Cascade Corporation. Mr. Cotterell received a B.A. (Spanish) from the University of Idaho, a B.S. (Accounting) from Boise State University, and a Masters of International Business from the American Graduate School of International Management. Mr. Cotterell is a certified public accountant.

        Judith M. Lassa, 50, Vice President, Packaging — Ms. Lassa has served as vice president of the company's packaging segment since the Acquisition on February 22, 2008. Prior to the Acquisition, and since October 2004, Ms. Lassa served as Boise Cascade's vice president, Packaging. From 2000 to October 2004, Ms. Lassa served as vice president, Packaging, of Boise Cascade Corporation. From 1997 to 2000, Ms. Lassa served as Packaging business leader of Boise Cascade Corporation. Ms. Lassa received a B.S. (Paper Science and Engineering) from the University of Wisconsin-Stevens Point.

ITEM 1A.   RISK FACTORS

        This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the description of our business in "Item 1. Business" and the "Recent Trends and Operational Outlook" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should carefully review the risk factors listed below, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statement.

        Conditions in the global capital and credit markets and the economy in general may have a material adverse effect on our business, results of operations, and financial position. The global credit and capital markets are undergoing a period of unprecedented volatility and disruption, and the global economy is experiencing a recession. Our results of operations and financial position could be affected materially by adverse changes in the global capital and credit markets and the economy in general, in both the U.S. and elsewhere around the world. Economic conditions may also adversely affect the ability of our lenders, customers, and suppliers to continue to conduct their businesses and may affect our ability to operate our production facilities in an economical manner.

        Recent concerns over declining consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows and financial position.

        Our substantial debt adversely affects our financial flexibility and could impair our ability to operate. We have a significant amount of indebtedness. As of December 31, 2008, we had approximately $1,104 million of outstanding indebtedness (consisting of approximately $1,037 million under the senior secured credit facilities and approximately $67 million of notes payable). The level of our indebtedness could have important negative consequences for our business, financial condition, and operating results, including the following:

  •
  It limits our ability to obtain additional financing to fund our working capital, capital expenditures, and acquisitions;

  •
  It makes us more vulnerable to current and future downturns in our business, our industry, or the economy in general;

  •
  A substantial portion of our cash flow from operations is dedicated to the repayment of indebtedness and will not be available for other business purposes or opportunities;

  •
  We are subject to debt covenants that restrict management's ability to pursue some business opportunities;

  •
  It limits our flexibility in planning for, or reacting to, changes in our business and in our industry;

  •
  We are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and

  •
  There would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

        Our operations may not be able to generate sufficient cash flows to meet our debt service obligations. Our ability to make payments on and to repay our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. For example, further decreases in the demand for paper products, continued deterioration in the general economy, and weaknesses in any of our product markets negatively affect our business and our ability to generate cash. As a result, it is possible we may not generate sufficient cash flow from our operations to enable us to repay our indebtedness, make interest payments, and fund other liquidity needs. To the extent we do not generate sufficient cash flow to meet these requirements, it would affect our ability to operate as a going concern.

        Our expected debt service requirements, assuming interest rates stay at December 31, 2008, levels, is estimated to be approximately $65.6 million in cash interest payments and fees per annum, which amount will be reduced each year in accordance with scheduled debt amortization payments, if made. In addition, debt service requirements will also include principal payments totaling $25.8 million in 2009 and rising to a maximum of $447.7 million in 2014. If we became unable to meet our debt service requirements, we would be required to refinance or restructure all or a portion of our indebtedness; however, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

        A default under our indebtedness may have a material adverse effect on our business and financial condition. In the event of a default under our senior secured credit facilities, the lenders generally would be able to declare all such indebtedness, together with interest, to be due and payable. In addition, borrowings under the senior secured credit facilities are secured by first- and second-priority liens, as applicable, on all of our assets and our subsidiaries' assets, and in the event of a default under those facilities, the lenders generally would be entitled to seize the collateral. Moreover, upon an event of default, the commitment of the lenders to make any further loans would be terminated. Accordingly, a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our overall business, the results of our operations, and our financial condition.

        If we became unable to meet our financial obligations, it could also cause concern for our customers, vendors, or trade creditors. If any significant customer, vendor, or trade creditor changed its relationship with us by stopping work, ceasing sales, requiring sales on cash terms, or making other changes, these changes would materially affect our cash flows and results of operations.

        Our senior secured credit facilities contain restrictive covenants that limit our overall liquidity and corporate activities. The senior secured credit facilities impose operating and financial restrictions that limit our ability to:

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

        We will need to seek permission from the lenders to engage in specified corporate actions. The lenders' interests may be different from ours, and no assurance can be given that we will be able to obtain the lenders' permission when needed. This may prevent us from taking actions that are in our stockholders' best interest.

        The senior secured credit facilities also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control, and these types of restrictions could:

  •
  Limit our ability to plan for, or react to, market conditions or meet capital needs or otherwise restrict our activities or business plans; and

  •
  Adversely affect our ability to finance our operations, strategic acquisitions, investments, alliances, and other capital needs or to engage in other business activities that would be in our best interest.

        Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements. Our businesses are capital-intensive, and we regularly incur capital expenditures to maintain our equipment, increase our operating efficiency, and comply with environmental laws. In addition, significant amounts of capital are required to modify our equipment to produce alternative or additional products or to make significant improvements in the characteristics of our current products. On a combined basis, during the year ended December 31, 2008, our total capital expenditures, excluding acquisitions, were $100.8 million. We expect to spend approximately $75 million to $85 million on capital expenditures for 2009. Our capital expenditures are expected to be between $90 million and $120 million annually over the next five years, excluding acquisitions.

        If we require funds for operating needs and capital expenditures beyond those generated from operations, we may not be able to obtain them on favorable terms or at all. In addition, our debt service obligations will reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations or we may become unable to manufacture products that can compete effectively in one or more of our markets.

        Since the Acquisition, the market price of our common stock has declined significantly, and we face possible delisting from the New York Stock Exchange (NYSE). Shares of our common stock are currently listed on the NYSE. The market price of our common stock has declined significantly since the Acquisition. On the date of the Acquisition, February 22, 2008, the closing price of our common stock was $8.50 per share. As of January 30, 2009, the closing price of our common stock price was $0.50 per share, and our market capitalization was approximately $39.9 million. The NYSE's quantitative listing standards require NYSE-listed companies to have an average market capitalization of at least $75.0 million over any consecutive 30-trading-day period. In addition, the average closing price of any listed security must not fall below $1.00 per share for any consecutive 30-day-trading-day period. On November 5, 2008, we received written notice from the NYSE that we did not comply with these two continued listing standards.

        As required by the NYSE, we submitted a business plan to demonstrate our ability to achieve compliance with the market capitalization requirement within 18 months from the receipt of the notice. The NYSE has notified us that it has accepted our plan to regain compliance. We must cure the share price deficiency by May 2009 and the market capitalization deficiency by May 2010. If we are not compliant by either date, our common stock will also be subject to suspension by the NYSE and delisting. Although we intend to cure the deficiencies and to return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so.

        If our common stock is delisted, or if it becomes apparent to us that we will be unable to meet the NYSE's continued listing standards in the near future, we intend to seek to have our common stock listed or quoted on another national securities exchange or quotation system. However, we may be unable to list or quote our common stock on another national securities exchange or quotation system. Even if our common stock is listed or quoted on such other exchange or system, a delisting by the NYSE could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.

        We have significant obligations for pension and post-employment benefits. In December 2008, we enacted a freeze on our defined benefit pension plan for salaried employees (Salaried Plan); however, we continue to maintain defined benefit pension plans for our union employees. Despite the freeze of the salaried plan, we will continue to have significant obligations for pension and other postemployment benefits that could require future funding beyond that which we have funded in the past or which we currently anticipate.

        Pension funding requirements depend in part on returns on plan assets. As of December 31, 2008, our pension assets had a market value of $248 million, compared with $324 million as of February 22, 2008, the date we assumed the obligation for these plans. Assuming a return on plan assets of 7.25% in 2009 and 2010, we estimate that we would be required to contribute $4.1 million in 2009 and approximately $38 million in 2010, which includes the impact of the pension plan freeze. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in our plan asset return assumptions, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. Recent declines in the global equity markets may require us to make larger than anticipated contributions to our pension plans.

        Some of our paper products are vulnerable to long-term declines in demand due to competing technologies or materials. Our uncoated freesheet papers and newsprint compete with electronic data transmission, document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives and increasing use of the Internet have had and are likely to continue to have an adverse effect on traditional print media and paper usage. Neither the timing nor the extent of this shift can be predicted with certainty. Because of these trends, demand for paper products may shift from one grade of paper to another or be eliminated altogether. For example, demand for newsprint has declined and may continue to decline as newspapers are replaced with electronic media, and demand for our uncoated freesheet paper for use in preprinted forms has declined and may continue to decline as the use of desktop publishing and on-demand printing continues to displace traditional forms. Demand for our containerboard may decline as corrugated paper packaging may be replaced with other packaging materials, such as plastic. Any substantial shift in demand from our products to competing technologies or materials could result in a material decrease in sales of our products, which could cause us to curtail or shut down production capacity. Curtailments or shutdowns could result in asset write-downs and additional costs at the affected facilities, negatively affecting our results of operations and financial condition.

        The paper industry is cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes. Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes, and margins for our products. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of our paper products, including our cut-size office paper, containerboard, and newsprint, are commodities that are widely available from other producers. Even our noncommodity products, such as premium papers, are affected by commodity prices since the prices of these grades are often tied to commodity prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

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

        Industry supply of commodity paper products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. A weak U.S. dollar tends to mitigate the levels of imports, while a strong U.S. dollar tends to increase imports of commodity paper products from overseas, putting downward pressure on prices.

        Prices for all of our products are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Market conditions beyond our control determine the prices for our commodity products, and as a result, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. From time to time, we have taken downtime (or slowed production) at some of our mills to balance our production with the market demand for our products, and we may continue to do so in the future. Some of our competitors may also close or reduce production at their operating facilities, some of which could reopen and increase production capacity. This could result in a supply and demand imbalance and cause prices to fall. Therefore, our ability to achieve acceptable operating performance and margins is principally dependent on (i) managing our cost structure, (ii) managing changes in raw materials prices, which represent a large component of our operating costs and fluctuate based upon factors beyond our control, and (iii) general conditions in the paper market. If the prices of our products decline or if our raw material costs increase, it could have a material adverse effect on our business, financial condition, and results of operations.

        We face strong competition in our markets. The paper and packaging and newsprint industry is highly competitive, and we face competition from numerous competitors, domestic as well as foreign. Some of our competitors are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, and/or lower operating costs, compared with our company. Because of ongoing consolidation in our industry, many of our competitors have become larger, and this trend may continue in the future. Many of our competitors have greater financial resources than do we, and therefore, more of their cash will be available for business purposes other than debt service. As a result, we may be unable to compete with other companies in the market during the various stages of the business cycle and particularly during any downturns. Some of the factors that may adversely affect our ability to compete in the markets in which we participate include the entry of new competitors (including foreign producers) into the markets we serve, our competitors' pricing strategies, our failure to anticipate and respond to changing customer preferences, and our inability to maintain the cost-efficiency of our facilities.

        We depend on a small number of customers for a significant portion of our business. Our largest customer, OfficeMax, accounted for approximately 24% of our total sales in 2008. Pursuant to a 2004 paper supply contract that remained in place after the Acquisition, OfficeMax is required to purchase its North American requirements for office papers from us. If OfficeMax was unable to pay, our financial performance could be affected significantly and negatively. Any significant deterioration in the financial condition of OfficeMax or a significant change in its business that would affect its willingness to continue to purchase our products could have a material adverse effect on our business, financial condition, and results of operations.

        Our recent decision to terminate our newsprint marketing arrangement with ACSC (Abitibi Consolidated Sales Corporation) and sell newsprint on our own may adversely affect our financial results. Until late February 2009, we marketed our newsprint through Abitibi Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc., pursuant to an arrangement whereby ACSC purchased all of the newsprint we produce. In late February 2009, we terminated our arrangement with ACSC and began selling our newsprint production through our own sales personnel. Our re-entry into this market requires us to effectively adapt our business to support this sales function, which includes hiring sales personnel and adjusting our business systems to support this sales function. It will also require us to establish new customer relationships in a market with declining demand. If we are unsuccessful in establishing these customer relationships, adapting our business systems, or competing effectively in this market, our sales revenues, pricing margins, and financial performance will be affected negatively.

        A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our net income. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

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

  •
  Terrorism or threats of terrorism;

  •
  Labor difficulties; or

  •
  Other operational problems.

        For example, in the fall of 2008, we incurred approximately $5.5 million in lost production and costs incurred in shutting down and restarting our DeRidder, Louisiana, mill as a result of Hurricanes Gustav and Ike. Similar future events may cause shutdowns, which may result in downtime and/or cause damage to our facilities. Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

        Increases in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins. Energy is one of our most significant costs, and it accounted for approximately 16% and 15% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments, respectively, for the year ended December 31, 2008. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. These fluctuations affect our manufacturing costs and contribute to earnings volatility. We have some flexibility to switch between fuel sources; however, we have significant exposure to natural gas, fuel oil, and biomass (hog fuel) price increases. Increased demand for these fuels or supply constraints could drive prices higher. The electricity rates charged to us are affected by the increase in natural gas prices, although the degree of impact depends on each utility's mix of energy resources and the relevant regulatory situation.

        Other raw materials we use include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sodium hydroxide, and dyes. Purchases of chemicals accounted for approximately 15% and 6% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments, respectively, for the year ended December 31, 2008. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

        For our products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs to our customers in the short term. Any sustained increase in chemical or energy prices, coupled with our inability to increase prices, would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines or facilities.

        Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all. Wood fiber is our principal raw material, accounting for approximately 29% and 15% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments, respectively, for the year ended December 31, 2008. Wood fiber is a commodity, and prices have historically been cyclical. In addition, availability of wood fiber is often negatively affected if demand for building products declines, since wood fiber, including wood chips, sawdust, and shavings, is a byproduct in the manufacture of building products. Wood fiber for our paper mills in the Northwest comes predominantly from building products manufacturing plants. Because of the decline in the housing markets and new construction, a significant number of Northwest building products manufacturing plants have been curtailed and closed. These curtailments affect the availability and price of wood fiber in the region and, in turn, affect the operating and financial performance of our Northwest paper mills. The cost and availability of fiber was a contributing factor in our decision to restructure our St. Helens paper mill. In many cases, we are unable to increase product prices in response to increased wood fiber costs, depending on other factors affecting the demand or supply of paper. Further, severe or sustained shortages of fiber could cause us to curtail our own operations, resulting in material and adverse effects on our sales and profitability.

        Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health, and the response to and prevention of catastrophic wildfires can also affect log and fiber supply. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. In addition, since a number of our manufacturing facilities use wood-based biomass as an alternative energy source, an increase in wood fiber costs or a reduction in availability can increase the price of or reduce the total usage of biomass, which could result in higher energy costs.

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

        We anticipate that environmental regulation of our operations will continue to become more burdensome and that we will continue to incur significant capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. For example, we may be affected if laws concerning climate change are enacted that regulate greenhouse gas (GHG) emissions. Such laws require buying allowances for mill GHG emissions or cause expenditure of capital to reduce GHG emissions. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures for environmental compliance.

        As an owner and operator of real estate, we may also be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from our properties. We may have liability under these laws whether or not we knew of or were responsible for the presence of these substances on our property, and in some cases, our liability may not be limited to the value of the property.

        On a combined basis during the year ended December 31, 2008, capital expenditures for environmental compliance were $1.4 million. We expect to incur approximately $3 million of capital expenditures for environmental compliance for 2009. Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant, additional expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

        Labor disruptions or increased labor costs could materially adversely affect our business. While we believe we have good labor relations and have established staggered labor contracts for each of our five paper mills to minimize potential disruptions in the event of a labor dispute, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demand or result in increased costs, thereby reducing our sales and profitability. As of January 31, 2009, we had approximately 4,350 employees. Approximately 2,570, or 59%, of these employees work pursuant to collective bargaining agreements. In first quarter 2009, we will start negotiating the labor contracts at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers), which expired in December 2008, and at our paper mill in Wallula, Washington (332 employees represented by the AWPPW), which expires mid-March 2009. Some of our customers and suppliers are also unionized. Strikes, lockouts, or other work stoppages or slowdowns involving our customers or suppliers could have a material adverse effect on us.

        Our stock ownership is highly concentrated, and as a result, Boise Cascade may influence our affairs significantly. At the time of the Acquisition, Boise Cascade Holdings owned approximately 49% of our common stock and continued to own approximately 49% at December 31, 2008. As a result, Boise Cascade Holdings has significant representation on our board of directors and will have the voting power to significantly influence our policies, business, and affairs and will also have the ability to influence the outcome of any corporate transaction or other matter, including mergers, consolidations, and the sale of all or substantially all of our assets. This concentration in control may have the effect of delaying, deterring, or preventing a change of control that otherwise could result in a premium in the price of our common stock.

        In addition, as long as the holders of Boise Registrable Securities (as such term is defined in the Investor Rights Agreement dated February 22, 2008, entered into by and among us, Boise Cascade and other stockholders named therein (the Investor Rights Agreement) in connection with the Acquisition) control 33% or more of our common stock issued to Boise Cascade at the closing, we will be subject to restrictions on our business activities pursuant to the terms of the Investor Rights Agreement. More specifically, for so long as the 33% ownership threshold is met or exceeded, the Investor Rights Agreement will restrict us from conducting specified activities or taking specified actions without the affirmative written consent of the holders of a majority of the Boise Registrable Securities then outstanding. The restricted activities include, without limitation, making distributions on our equity securities; redemptions, purchases, or acquisitions of our equity securities; issuances or sales of equity securities or securities exchangeable or convertible for equity securities; issuing debt or convertible/exchangeable debt securities; making loans, advances or guarantees; mergers and/or acquisitions; asset sales; liquidations; recapitalizations; nonordinary business activities; making changes to our organizational documents; making changes to arrangements with our officers, directors, employees, and other related persons; incurrence of indebtedness for borrowed money or capital leases above specified thresholds; and consummating the sale of the Company. Additionally, pursuant to affirmative covenants under the Investor Rights Agreement (and subject to the same 33% ownership threshold), unless the holders of a majority of the Boise Registrable Securities then outstanding have otherwise consented in writing, we are required to perform specified activities, including, without limitation, preservation of our corporate existence and material licenses, authorizations and permits necessary to the conduct of our business, maintenance of our material properties, discharge of certain statutory liens, performance under material contracts, compliance with applicable laws and regulations, preservation of adequate insurance coverage, and maintenance of proper books of record and account.

        Registration rights held by Boise Cascade and certain of our stockholders may have an adverse effect on the market price of our common stock. The Investor Rights Agreement provides for registration rights with respect to: (1) Aldabra Registrable Securities (as such term is defined in the Investor Rights Agreement), (2) the Boise Registrable Securities, and (3) shares held by other of our stockholders party to the Investor Rights Agreement (the Other Registrable Securities).

        Additionally, whenever (i) we propose to register any of our securities under the Securities Act and (ii) the method we select would permit the registration of registrable securities, holders of Aldabra Registrable Securities, the Boise Registrable Securities, or Other Registrable Securities have the right to request the inclusion of their registrable securities in such registration.

        At December 31, 2008, holders of approximately 48,460,874 shares had registration rights. On February 12, 2009, our registration statement registering all but 9,425,097 of these shares for resale was declared effective by the SEC. In addition, on February 19, 2009, we received a demand to register the remaining shares subject to registration rights. The resale of these shares in the public market upon exercise of the registration rights described above could adversely affect the market price of our common stock or affect our ability to raise additional equity capital.

        Delaware law and our amended and restated charter documents may impede or discourage a takeover that our stockholders may consider favorable. Our amended and restated charter has provisions that may deter, delay, or prevent a third party from acquiring us. These provisions include: limitations on the ability of stockholders to amend our charter documents, including, but not limited to, stockholder supermajority voting requirements; the inability of stockholders to act by written consent or to call special meetings after such time as Boise Cascade owns less than 25% of the voting power of our common stock entitled to vote generally in the election of directors; a classified board of directors with staggered three-year terms; and the authority of our board of directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with such terms as the board of directors may determine and to issue additional shares of our common stock. These provisions could have the effect of delaying, deferring, or preventing a change in control; discouraging others from making tender offers for our shares; and lowering the market price of our stock or impeding the ability of our stockholders to change our management, even if such changes would be beneficial to our stockholders.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        We have no unresolved comments.

ITEM 2.   PROPERTIES

        We own substantially all of our manufacturing facilities and substantially all of the equipment used in our facilities. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

        Following is a list of our facilities by segment as of January 31, 2009. We lease a portion of the corporate headquarters building in Boise, Idaho.

Paper

        The following table summarizes our paper facilities:

Facility Type	Number of Facilities	Locations
Pulp and paper mills	3	Alabama, Minnesota, and Washington
Paper mill	1	Oregon
Distribution centers	2	California and Illinois

Packaging

        The following table summarizes our packaging facilities:

Facility Type	Number of Facilities	Locations
Pulp and paper mill	1	Louisiana
Corrugated container and sheet feeder plants	6	Idaho (2), Oregon, Texas, Utah, and Washington

        We assess our manufacturing, distribution, and other facilities needed to meet our operating requirements. Our properties have been generally well maintained and are in good operating condition. In general, our facilities have sufficient capacity and are adequate for our production and distribution requirements.

ITEM 3.   LEGAL PROCEEDINGS

        We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our business, financial position, or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        No matters were submitted to a vote of our securityholders during the fourth quarter of the year ended December 31, 2008.

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The New York Stock Exchange (NYSE) is the principal market in which our common stock is traded. The following table indicates the high and low sales price of our common stock as reported by the NYSE and prior to the Acquisition, the American Stock Exchange, and the cash dividends declared per common share for the periods indicated:

	Market Price
			Dividends Declared
Quarter	High	Low
2008
Fourth	$1.45	$0.29	$—
Third	4.20	1.56	—
Second	6.73	3.58	—
First (February 22 through March 31, 2008)	8.50	6.19	—
First (January 1 through February 21, 2008)	9.70	8.39	—

Total			$—

2007
Fourth	$9.87	$9.21	$—
Third	9.30	8.98	—
Second	9.15	9.15	—
First (February 1 (Inception) through March 31, 2007)	NA	NA	—

Total			$—

Holders

        On January 30, 2009, there were approximately 50 holders of record of our common stock.

Dividends

        We did not declare or pay any cash or stock dividends during 2008. Our ability to pay dividends is restricted by our senior secured credit facilities as well as Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

Common Stock Price Declined

        Shares of our common stock are currently listed on the NYSE. The market price of our common stock has declined significantly since the Acquisition. On the date of the Acquisition, February 22, 2008, the closing price of our common stock was $8.50 per share. As of January 30,

2009, the closing price of our common stock price was $0.50 per share, and our market capitalization was approximately $39.9 million. The NYSE's quantitative listing standards require NYSE-listed companies to have an average market capitalization of at least $75.0 million over any consecutive 30-day-trading-day period. In addition, the average closing price of any listed security must not fall below $1.00 per share for any consecutive 30-day-trading-day period. On November 5, 2008, we received written notice from the NYSE that we did not comply with these two continued listing standards.

        As required by the NYSE, we submitted a business plan to demonstrate our ability to achieve compliance with the market capitalization requirement within 18 months from the receipt of the notice. The NYSE has notified us that it has accepted our plan to regain compliance. We must cure the share price deficiency by May 2009 and the market capitalization deficiency by May 2010. If we are not compliant by either date, our common stock will also be subject to suspension by the NYSE and delisting. Although we intend to cure the deficiencies and to return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so.

        If our common stock is delisted, or if it becomes apparent to us that we will be unable to meet the NYSE's continued listing standards in the near future, we intend to seek to have our common stock listed or quoted on another national securities exchange or quotation system. However, we may be unable to list or quote our common stock on another national securities exchange or quotation system. Even if our common stock is listed or quoted on such other exchange or system, a delisting by the NYSE could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.

Securities Authorized for Issuance Under Our Equity Compensation Plan

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)(2)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders (1)	3,059,100	$	N/A	2,085,817
Equity compensation plans not approved by securityholders	N/A		N/A	N/A

Total	3,059,100	$	N/A	2,085,817

(1)
Our shareholders approved the Boise Inc. Incentive and Performance Plan (BIPP) at a special shareholders meeting held on February 5, 2008. At the time, a total of 5,175,000 shares of the company's common stock was reserved for issuance under the BIPP. Since the Acquisition, 13 officers, 43 other employees, and 8 nonemployee directors have received restricted stock or restricted stock unit awards under the BIPP. These awards are reflected in column (a) above.

(2)
Because there is no exercise price associated with the restricted stock and restricted stock units that were awarded under the BIPP, a weighted average exercise price calculation for the restricted stock and restricted stock units cannot be made.

Issuer Purchases of Equity Securities

        We did not purchase any of our equity securities during the fourth quarter of our fiscal year ended December 31, 2008.

Performance Graph

        This graph compares the return on a $100 investment in our common stock on February 25, 2008 (the day we first began trading on the New York Stock Exchange) with a $100 investment also made on February 25, 2008, in the S&P 500 Index and our peer group. The companies included in our peer group are AbitibiBowater Inc., Domtar Corp., Glatfelter, International Paper Co., Kapstone Paper & Packaging, MeadWestvaco Inc., Neenah Paper Inc., Packaging Corp. of America, Sappi Ltd., Smurfit-Stone Container Corp., Stora Enso Corp., Temple-Inland Inc., UPM-Kymmene Corp., Verso Paper Corp., and Wausau Paper Corp.

COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K (in millions, except per-share data):

	Boise Inc.		Predecessor					OfficeMax
		February 1 (Inception) Through December 31, 2007		Year Ended December 31			October 29 (Inception) Through December 31, 2004 (e)
	Year Ended December 31, 2008 (a)		January 1 Through February 21, 2008					January 1 Through October 28, 2004 (f)

				2007 (b)	2006 (c)	2005 (d)
Statement of Income (loss) data
Net sales	$2,071	$—	$360	$2,333	$2,222	$2,129	$360	$1,689
Income (loss) from operations	40	—	23	160	94	74	22	(66)
Net income (loss)	(46)	5	23	160	93	72	22	(40)
Net Income (loss) per common share
Basic and diluted	(0.62)	0.16	—	—	—	—	—	—
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (g)	145	—	24	246	210	169	37	93
Cash dividends declared per common share	—	—	—	—	—	—	—	—
Balance sheet data (at end of year)
Current assets	$596	$404		$560	$572	$509	$457
Property and equipment, net	1,277	—		1,210	1,144	1,142	1,137
Total assets	1,988	408		1,846	1,759	1,678	1,630
Current liabilities	269	15		250	241	217	182
Long-term debt, less current portion	1,012	—		—	—	—	—
Notes payable	67	—		—	—	—	—
Stockholders' equity	449	233		1,560	1,481	1,425	1,415

        Included in the selected financial data above are the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Predecessor financial data is presented for the periods prior to the Acquisition on February 21, 2008. The period of February 1 (Inception) through December 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

(a)
Included $37.6 million of expense associated with the restructuring of the St. Helens, Oregon, mill.

  Included a $2.9 million gain for changes in supplemental pension plans.

  Included $7.4 million of expense related to energy hedges.

  Included $5.5 million of expense related to lost production and costs incurred as a result of Hurricanes Gustav and Ike.

  Included $10.2 million related to inventory purchase accounting adjustments.

  Included $19.8 million of expense related to the outage at the DeRidder, Louisiana, mill.

(b)
Included approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in the Paper, Packaging, and Corporate and Other segments, respectively, as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

  Included a $4.4 million gain for changes in retiree healthcare benefits.

  Included $8.7 million of expense related to the impact of energy hedges.

  Included $4.0 million of expense related to the start-up of the reconfigured paper machine at the Wallula, Washington, mill.

(c)
Included a $3.7 million gain for changes in retiree healthcare programs.

  Included $18.1 million of expense related to the impact of energy hedges.

  Included $2.8 million of expense for special project costs.

  Included $2.4 million of expense related to write-downs associated with the sale of the Vancouver, Washington, mill.

(d)
Included a $5.2 million gain for changes in retiree healthcare programs.

(e)
Included an $11.7 million noncash inventory purchase accounting adjustment recorded in connection with the October 29, 2004, acquisition of the forest products and paper assets of OfficeMax.

(f)
Included $7.3 million of expense, recorded by OfficeMax in October 2004, related primarily to a one-time retention bonus that became payable as a result of Boise Cascade's acquisition on October 29, 2004, of the paper assets and timberland operations of OfficeMax Inc. (the 2004 Transaction).

(g)
The following table reconciles net income (loss) to EBITDA for the periods indicated (in millions):

	Boise Inc.		Predecessor					OfficeMax
		February 1 (Inception) Through December 31, 2007		Year Ended December 31			October 29 (Inception) Through December 31, 2004
	Year Ended December 31, 2008		January 1 Through February 21, 2008					January 1 Through October 28, 2004

				2007	2006	2005
Net income (loss)	$(46)	$5	$23	$160	$93	$72	$22	$(40)
Change in fair value of interest rate derivatives	—	—	—	—	—	—	—	—
Interest expense	91	—	—	—	—	—	—	—
Interest income	(2)	(10)	—	(1)	(1)	—	—	—
Income tax provision (benefit)	(9)	5	1	3	1	2	—	(25)
Depreciation, amortization, and depletion	110	—	—	85	116	95	15	158

EBITDA	$145	$—	$24	$246	$210	$169	$37	$93

  EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives) and income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management's ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate derivatives, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

        The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with some general background related to our company followed by an overview of the effects of the "Acquisition of Boise Cascade's Paper and Packaging Operations" and the "St. Helens Mill Restructuring," as well as a discussion of our operating segments. "Recent Trends and Operational Outlook" and "Factors That Affect Operating Results" are intended to give the reader an overview of the goals and challenges, the direction of our business, and changes affecting our products. The analysis then reviews "Our Operating Results" followed by a discussion of relevant merger activity in our industry in "Industry Mergers and Acquisitions" as well as in "Acquisitions" and "Divestitures." We then discuss our balance sheet and cash flows and our financial commitments in the section entitled "Liquidity and Capital Resources."

        The analysis then addresses our "Contractual Obligations" and "Disclosures of Financial Market Risks." These sections are followed by a discussion of the "Critical Accounting Estimates" that our management believes are important to understanding the assumptions and judgments incorporated in our reported financial results.

        This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" of this Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC).

        We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K.

Background

        Boise Inc. (formerly Aldabra 2 Acquisition Corp.) or "the Company," "we," "us," or "our" was a blank check company created on February 1, 2007 (Inception) and organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business. On February 22, 2008, Boise Inc. completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-K as the "Predecessor." The Acquisition was accomplished through the Company's acquisition of Boise Paper Holdings, L.L.C. See "Acquisition of Boise Cascade's Paper and Packaging Operations" below for more information related to the Acquisition. "OfficeMax" refers to the paper assets of OfficeMax Inc., other than its related timberland operations, that Boise Cascade acquired on October 29, 2004 (2004 Transaction).

        The accompanying Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the year ended December 31, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Predecessor Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the period of January 1 through February 21, 2008, and for the years ended December 31, 2007 and 2006, are presented for comparative purposes. The period of February 1 (Inception) through December 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" at times refers to the combined activities of Boise Inc. and the Predecessor for each period specifically indicated, which we believe is the most useful comparison between periods. The Acquisition was accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, resulting in a new basis of accounting from those previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reported by the Predecessor. Finished goods inventories were revalued to estimated selling prices less costs of disposal and a reasonable profit on the disposal. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our purchase price allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

Acquisition of Boise Cascade's Paper and Packaging Operations

        On February 22, 2008, we acquired the paper, packaging, and most of the corporate and other segments of Boise Cascade for cash and securities. We have four pulp and paper mills, one paper mill, five corrugated container plants, a corrugated sheet feeder plant, and two paper distribution facilities located in the United States. Our corporate headquarters office is in Boise, Idaho.

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

        The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including direct transaction costs and purchase price adjustments, are summarized as follows:

February 22, 2008
(millions)
Cash paid to Boise Cascade	$1,252.3
Cash paid to Boise Cascade for financing and other fees	24.9
Less: cash contributed by Boise Cascade	(38.0)

Net cash	1,239.2

Equity at $9.15 average price per share	346.4
Lack of marketability discount	(41.6)

Total equity	304.8

Note payable to Boise Cascade at closing	41.0
Working capital adjustment	17.3

Total note payable to Boise Cascade	58.3

Fees and expenses	61.8

Total purchase price	$1,664.1

Cash

        Upon closing, we paid Boise Cascade $1,252.3 million in cash related to the base purchase price plus $24.9 million incurred by Boise Cascade for transaction financing costs and fees. Immediately prior to the Acquisition, Boise Cascade contributed $38.0 million of cash to the acquired businesses.

Equity

        The number of shares issued to Boise Cascade totaled 37,857,374. The equity price per share was calculated based on the average per-share closing price of our common stock for the 20 trading days ending on the third trading day immediately prior to the consummation of the Acquisition. Since that average price was below the $9.54 floor provided in the purchase agreement, we determined a new measurement date in accordance with Issue No. 2 of Emerging Issues Task Force (EITF) 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. We calculated a $9.15 average price per share based on two days before and after the Acquisition measurement date, which was February 14, 2008. The value of stock consideration paid to Boise Cascade was reduced by a 12% discount for lack of marketability (DLOM). The valuation technique we employed to quantify the DLOM used a protective-put analysis. This method is based on the idea that if one holds restricted or nonmarketable stock and purchases an option to sell those shares at market price, one has in effect purchased marketability for the shares. The price of the put option as a percentage of the strike price is the discount for lack of marketability. Using a put option model to estimate a DLOM is based on the theory that an investor would need to hedge his position in the underlying stock at a future price to protect his or her investment. The DLOM valuation used the following assumptions:

  •
  Stock Price and Strike Price: The protective-put analysis used a stock price and strike price input based on our quoted closing stock price of $8.56 on the day preceding the discount valuation date, which represents a level 1 input as outlined in SFAS 157, Fair Value Measurements. Since the DLOM is measured as a percentage discount for an "at the money" put, the concluded discount percentage will be the same irrespective of the input price chosen.

  •
  Time to Expiration: The protective-put analysis assumed a four-month time to expiration consistent with the four-month limitations on registration. This time period represents a level 1 input.

  •
  Risk-Free Rate: The analysis used the four-month continuous risk-free rate of 2.16% based on the continuous rate interpolated between securities with three months and six months to maturity, as obtained from the Federal Reserve as of the valuation date. This estimated risk-free rate represents a level 2 input.

  •
  Volatility: The volatility assumption was calculated based on the average of the one-year historical volatility of the equity of 11 publicly traded comparable companies in the Company's industry, using daily stock price returns and current implied volatility of the comparable companies' traded options, measured over two weeks prior to the valuation date. The volatilities were relevered based on the Company's capital structure. The expected volatility assumption was calculated to be 53.97% as of the valuation date. This estimated volatility represents a level 3 input.

        Using the above assumptions, the put option value was calculated to be $1.03. The put option value as a percentage of the input stock price equals 12%, which was deemed to be the appropriate DLOM.

Note Payable

        In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise Cascade's favor. After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for $53.8 million, including accrued interest but before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes are related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes payable on our Consolidated Balance Sheet. See Note 5, Transactions With Related Parties, and Note 12, Debt, in the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information on the notes.

        Fees and expenses consist primarily of debt issuance fees and direct costs of the transaction.

        The following table summarizes the fair value allocation of the assets acquired and liabilities assumed in the Acquisition as of December 31, 2008:

February 22, 2008, Fair Value
(millions)
Current assets	$571.9
Property and equipment	1,306.0
Fiber farms and deposits	11.0
Intangible assets:
Trademark and trade name	16.8
Customer list	13.7
Technology	6.9
Deferred financing costs	81.9
Other long-term assets	4.5
Current liabilities	(246.9)
Long-term liabilities	(101.7)

Total purchase price	$1,664.1

        The following pro forma results are based on the individual historical results of Boise Inc. and the Predecessor (prior to the Acquisition on February 22, 2008) with adjustments to give effect to the combined operations as if the Acquisition had been consummated on January 1, 2007. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transaction in fact occurred on January 1, 2007.

	Pro Forma
	Year Ended December 31
	2008	2007
	(millions, except per-share data)
Sales	$2,430.6	$2,332.6
Net loss	(56.5)	(1.4)
Net loss per share — basic and diluted	(0.73)	(0.02)

St. Helens Mill Restructuring

        In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula mills by a total of approximately 138,000 tons. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily lightweight opaque and flexible packaging papers, as does the #3 machine, which is owned by Cascades Tissue Group. The permanent capacity reductions resulted in the loss of approximately 300 jobs at the

St. Helens mill and 35 jobs in related sales, marketing, and logistics functions elsewhere in the company. Eligible salaried employees were offered severance packages and outplacement assistance. We have concluded closure agreement negotiations for the affected union employees. We will employ approximately 170 employees at the mill after restructuring. At December 31, 2008, we had terminated approximately 26 employees.

        For the year ended December 31, 2008, we recorded a pretax charge of $37.6 million associated with the restructuring, of which $28.8 million related to noncash expenses. These costs are recorded in our Paper segment. Of the $37.6 million, $7.8 million, related to the write-down of inventory and is recorded in "Materials, labor, and other operating expenses" in the Consolidated Statement of Income (Loss). We recorded the remaining $29.8 million of restructuring costs in "St. Helens mill restructuring" in the Consolidated Statement of Income (Loss). These costs included asset write-downs for plant and equipment at the St. Helens mill, employee-related severance costs, pension curtailment losses, and other miscellaneous costs related to the restructuring of the mill. The severance liabilities are included in "Accrued liabilities, Compensation and benefits" on the Consolidated Balance Sheet. We expect to pay these severance costs in the first half of 2009.

        An analysis of restructuring-related expenses in 2008 is as follows:

	Noncash Expense	Cash Expense (a)	Total Expenses
	(millions)
Inventory write-down	$7.8	$—	$7.8
Asset write-down	19.8	—	19.8
Employee-related costs	—	8.4	8.4
Pension curtailment loss	1.2	—	1.2
Other	—	0.4	0.4

	$28.8	$8.8	$37.6

(a)
As of December 31, 2008, cash payments totaled $0.4 million. We expect to pay most of the remainder of these expenses in the first half of 2009.

        We expect to spend approximately $9 million over the next three years in decommissioning and clean-up costs. These expenses will be recorded when the liability is incurred in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Our Segments

        We operate our business in three reportable segments, Paper, Packaging, and Corporate and Other (support services) and are headquartered in Boise, Idaho. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments.

        Paper.    Our Paper segment manufactures and sells uncoated freesheet (including commodity and premium cut-size office papers); a range of packaging papers (including corrugating medium, label and release papers, and flexible packaging papers); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. During the combined year ended December 31, 2008, approximately 39% of uncoated freesheet paper sales volume, including approximately 70% of the office papers sales volume, was sold to OfficeMax Incorporated (OfficeMax).

        Packaging.    Our Packaging segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. In March of 2008, we completed a $23 million project on our linerboard machine at DeRidder, which reduced our exposure to fossil fuels and increased product capabilities. We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, and beverages, as well as industrial and consumer products. Our Waco, Texas, plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our own sales personnel and by brokers.

        Until late February 2009, we marketed our newsprint through Abitibi Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. (AbitibiBowater) pursuant to an arrangement whereby ACSC purchased all of the newsprint we produce. ACSC sold our newsprint primarily in regional markets near our DeRidder, Louisiana, manufacturing facility. In late February 2009, we terminated our arrangement with ACSC and since that time have sold our newsprint production through our own sales personnel primarily to newspaper publishers in the Southern U.S.

        Corporate and Other.    Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor periods presented, the Corporate and Other segment included primarily an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services include but were not limited to finance, accounting, legal, information technology, and human resources functions. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the year ended December 31, 2008, segment sales related primarily to our rail and truck business and were $67.7 million. During the Predecessor period of January 1 through February 21, 2008, and for the years ended December 31, 2007 and 2006, these sales were $8.5 million, $58.9 million, and $61.4 million, respectively.

        In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the year ended December 31, 2008, we recorded $12.1 million in "Sales, Related parties" and the same amount in "Costs and expenses" in our Consolidated Statement of Income (Loss) related to this agreement.

Recent Trends and Operational Outlook

        During 2008, the U.S. economy experienced unprecedented volatility and disruption. Recent concerns over declining consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, typically result in decreased demand for our products. These conditions are beyond our ability to control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations, and financial position.

        After implementing a $55-per-ton linerboard price increase on domestic sales in third quarter 2008, which was also passed through to our corrugated products, linerboard pricing began to weaken at the end of 2008 in conjunction with the slowdown in demand. Packaging demand in agriculture, food, and beverage markets, which constitute over half of our packaging product end-use markets, has historically been less correlated to broad economic activity and remained relatively stable through the end of 2008. Demand in industrial markets, which is more closely aligned with general economic activity, was negatively affected due to the slowdown. Many domestic producers, including Boise Inc., curtailed production in response to the slowdown in demand. Export markets were also affected during 2008 as the global slowdown reduced demand from those markets.

        Pricing for uncoated freesheet papers increased during 2008, with two $60-per-ton price increases in the first half of the year. Since a large portion of our cut-size office paper is sold to OfficeMax under a contract whereby the price OfficeMax pays is determined by a published index, changes in price for this product sold to OfficeMax tend to lag behind the general market by approximately 60 days.

        Overall North American demand for uncoated freesheet, which includes a wide range of communication papers, has been declining. According to the American Forest and Paper Association (AF&PA), uncoated freesheet shipments in the U.S. declined 8.0% in 2008, compared with 2007. Demand for commodity communication papers continued to decline as communication paper products were negatively affected by weakening macroeconomic conditions and by the continuing shift to electronic media for communications. Compounding this, demand for printing and converting products, including envelopes and offset printing papers, has softened as direct-mail advertising has slowed. Despite this overall trend, some product lines showed growth through October 2008. These include our packaging-driven grades, including label and release and flexible packaging papers, where overall demand has been flat to modestly growing through October 2008, compared with the same period in 2007, as has demand for premium office papers, including premium imaging and high-recycled-content cut-size papers. Over the last few months of 2008, demand for many of our products became more volatile as overall demand declined.

        In fourth quarter 2008 the decline in uncoated freesheet shipments in the U.S. accelerated to 10.7%. Major uncoated freesheet producers, including Boise Inc., have responded to declining demand by closing or significantly curtailing capacity to match lower demand. In fourth quarter 2008 and into January 2009, we reduced our paper production. We have also significantly curtailed shifts and slowed production on selected uncoated freesheet machines to balance production with demand. We may elect to take additional downtime if market conditions warrant.

        On November 17, 2008, we announced the permanent restructuring of our mill in St. Helens, Oregon, permanently closing the pulp mill and two of our three paper machines at that facility. This will reduce annual paper production capacity at the St. Helens mill by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula mills by a total of approximately 138,000 tons.

        In February 2009, we terminated our long-time arrangements with ACSC, an indirect subsidiary of AbitibiBowater, to market our production of newsprint. We now sell our newsprint through our own sales personnel primarily to newspaper publishers in the Southern U.S. and do so in the face of a continuing decline in the demand for newsprint in North America. Monthly price increases in 2008 lifted U.S. newsprint prices to record levels, and major producers have closed capacity and taken downtime. Depending on market conditions and our ability to successfully re-enter this market, we may be required to curtail or slow down our own newsprint machines to match supply with the demand for our products.

        Wood fiber costs declined in the Pacific Northwest during fourth quarter 2008 and into first quarter 2009, compared with third quarter prices, but continued to be high by historical standards. During 2008, we expanded our whole-log chipping capacity and began utilizing alternative sources of fiber where possible.

        Natural gas prices, a substantial driver of our energy costs, declined in fourth quarter 2008 to prices comparable with historical averages. Since the Acquisition, we have employed natural gas caps, call spreads, three-way collars, and swaps as our primary hedging tools to mitigate natural gas price volatility and allow us to benefit from declining natural gas prices. Boise Inc.'s pulp and paper operations currently consume approximately 14 million British thermal units (mmBtu) of natural gas annually under normal operations. After the completion of the St. Helens, Oregon, mill restructuring, normalized consumption is expected to decline to approximately 12 mmBtu annually.

        In recent months, we have experienced increases in many of our purchased electricity costs resulting from utility rate case activities, where serving utilities seek to increase rates to recover higher fuel and market power costs, as well as costs of service and returns on investment, as sanctioned by state regulatory commissions. Increases in these rates could negatively affect our energy costs.

        Spot prices for commodity chemicals increased throughout 2008 before stabilizing in fourth quarter 2008. However, a substantial portion of our chemical purchases were made based on annual contracts, mitigating the effect of these 2008 spot price increases. Many of these contracts are being renegotiated in early 2009 at prevailing rates, which may result in price increases on some key commodity chemicals.

        Prevailing interest rates, including both the London Interbank Offered Rate (LIBOR) and the prime lending rate, declined significantly during fourth quarter 2008, resulting in reduced interest expense on our secured debt obligations. Under our current debt structure, a continuing period of lower prevailing interest rates could lower our interest expense on our secured debt obligations in 2009, compared with an annualized 2008 amount.

Factors That Affect Our Operating Results

        Our results of operations and financial performance are influenced by a variety of factors, including the following:

  •
  General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values;

  •
  The ability of our lenders, customers, and suppliers to continue to conduct their businesses;

  •
  Competing technologies that affect the demand for our products;

  •
  Pension funding requirements;

  •
  The commodity nature of our products and their price movements, which are driven largely by supply and demand;

  •
  Availability and affordability of raw materials, wood fiber, energy, and chemicals;

  •
  Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

  •
  Labor and personnel relations;

  •
  Credit or currency risks affecting our revenue and profitability;

  •
  Major equipment failure;

  •
  Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire;

  •
  Our customer concentration and the ability of our customers to pay; and

  •
  The other factors described in "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

Demand

        The overall level of demand for the products we make and distribute is affected by, among other things, electronic media substitution, manufacturing activity, employment, consumer spending, and currency exchange rates. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. The global financial and credit crisis led to a severe recession in the U.S. economy and significant deterioration in the macroeconomic outlook. While an extended economic downturn could negatively affect overall demand, no single product line drives our overall financial performance, and individual product lines are influenced by conditions in their respective industries. For example:

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

  •
  Demand for newsprint depends upon prevailing levels of newspaper advertising, circulation, and basis weights. Demand for newsprint in North America declined approximately 31% over the past five years, according to Resource Information Systems Inc. (RISI), and continued to decline in 2008 due in part to the growth of online media. In late 2008, the rate of decline accelerated over previous levels.

Supply

        Industry supply of paper is affected by the number of operational or idled facilities, the building of new capacity, and the shutting down of existing capacity. Capacity also tends to increase gradually over time without significant capital expenditures as manufacturers improve production efficiencies. Generally, more capacity is added or employed when supply is tight and margins are relatively high, and capacity is idled or eliminated when capacity significantly exceeds demand and margins are poor.

        Over the last five years, North American uncoated freesheet, containerboard, and newsprint capacities declined approximately 16%, 1%, and 26%, respectively, according to RISI. In fourth quarter 2008, temporary and permanent curtailments accelerated and significantly reduced capacity across many grades. New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill. A favorable pricing environment may prompt manufacturers to initiate expansion projects.

        Industry supply of paper is also influenced by the level of imports and overseas production capacity, which has grown over the past decade. A weakened U.S. dollar has mitigated the level of imports in recent years.

Operating Costs

        The major costs of production are fiber, energy, chemicals, and labor. The relative size of these costs varies by segment. Given the significance of raw material and energy costs to total operating expenses and the limited ability to control these costs, compared with other operating costs, volatility in these costs can materially affect operating margins. In addition, the timing and degree of price cycles of raw materials and energy differ with respect to each type of raw material and energy used.

        Fiber.    The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc	Predecessor	Combined	Predecessor
	Year Ended December 31,	January 1 Through February 21,	Year Ended December 31,	Year Ended December 31
	2008	2008	2008	2007	2006
Paper	29%	26%	29%	29%	28%
Packaging	15%	17%	15%	17%	14%

        The primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Substantially all fiber is acquired from outside sources. We convert logs and wood chips into pulp, which we use at our paper mills to produce paper. On an aggregate basis, operating at capacity and including the recent closure of the St. Helens pulp mill, we are a net consumer of pulp, producing and selling less pulp volume on the open market than we consume. Fiber costs have eased in the Pacific Northwest in fourth quarter 2008 and into 2009, but remain high by historical standards.

        Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of supply and demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered-fiber costs in all our operating regions include the cost of diesel, which was significantly higher in 2008 than in 2007. Higher diesel costs increase the cost to harvest and transport wood to the mills. During the last half of 2008 and into 2009, diesel prices declined significantly from early 2008 levels, favorably affecting fiber costs.

        In Minnesota, overall fiber costs increased in 2008, compared with 2007, driven by higher prices for purchased pulp, partially offset by reduced consumption, as we selectively curtailed shifts and slowed production to balance production with demand. Wood fiber prices in the region declined slightly in 2008 compared with 2007. In the Pacific Northwest, fiber costs in 2008 increased, compared with 2007, due primarily to higher residual chip prices, which continue to be high by historical standards. Compared with third quarter 2008, residual fiber costs in the Pacific Northwest declined during fourth quarter 2008, reflecting higher pulpwood and chip inventories in the region and reduced fiber demand. Because residual fiber for our paper mills in the Northwest comes predominantly from sawmills and plywood plants, continued curtailments at these mills, as a result of decreased demand for these products related to the housing slowdown, negatively affect the availability and price of residual fiber for our Pacific Northwest pulp and paper operations. In fourth quarter 2008, we announced the closure of the St. Helens pulp mill as part of the larger St. Helens restructuring, which the Company completed on January 16, 2009. This will reduce our consumption of residual fiber in the region. In 2008, fiber costs at our DeRidder mill decreased overall due mainly to reduced fiber consumption from the maintenance cold outage in first quarter 2008, partially offset by increased recycled fiber prices. In our Alabama operating region, fiber costs increased in 2008, compared with 2007, driven by increased pulp and wastepaper prices and increasing wood prices, due primarily to increases in diesel costs. Fiber costs were trending down in late 2008 and into 2009, as prices for wood, pulp and wastepaper declined.

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

        Energy.    Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and extremely volatile since the midpoint of first quarter 2008. Currently, energy prices are within historical averages. We have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas price changes. In 2008, energy costs were higher than 2007 energy costs, due mainly to higher prices for natural gas and electricity. In fourth quarter 2008, natural gas prices declined from early third-quarter levels and remained stable through January, 2009. Under normal operations, prior to the St. Helens restructuring, our pulp and paper operations consumed approximately 14 mmBtu of natural gas annually. After the restructuring, we expect to consume approximately 12 mmBtu of natural gas annually under normal operations. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor in each of the periods listed below:

	Boise Inc	Predecessor	Combined	Predecessor
	Year Ended December 31,	January 1 Through February 21,	Year Ended December 31,	Year Ended December 31
	2008	2008	2008	2007	2006
Paper	16%	15%	16%	15%	16%
Packaging	15%	14%	15%	14%	15%

        We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2008, we had entered into derivative instruments related to approximately 72% of our forecasted natural gas purchases for the period of January through February 2009, approximately 62% of our forecasted natural gas purchases for March 2009, approximately 60% of our forecasted natural gas purchases from April 2009 through October 2009, approximately 18% of our forecasted natural gas purchases for November 2009 through March 2010, and 8% of our of our forecasted natural gas purchases for April 2010 through October 2010. These derivatives include three-way collars, caps, call spreads, and swaps.

        We have elected to account for these instruments as economic hedges. At December 31, 2008, we recorded the fair value of the derivatives, or $7.3 million, in "Accrued liabilities, Other" on our Consolidated Balance Sheet. During the year ended December 31, 2008, we recorded the change in fair value of the instruments, or $7.4 million of expense, in "Materials, labor, and other operating expenses" in our Consolidated Statements of Income (Loss). We continue to enter into additional derivative instruments to hedge the variable cash flow risk of natural gas purchases.

        Chemicals.    Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc	Predecessor	Combined	Predecessor
	Year Ended December 31,	January 1 Through February 21,	Year Ended December 31,	Year Ended December 31
	2008	2008	2008	2007	2006
Paper	15%	13%	15%	14%	14%
Packaging	6%	6%	6%	5%	5%

        We experienced higher chemical costs during 2008, compared with 2007, driven by substantially higher prices for commodity chemical inputs. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. Many of these contracts are being renegotiated and will take effect in early 2009. This may result in significant price increases for some key commodity chemicals.

        Labor.    Labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs. As of January 31, 2009, we had approximately 4,350 employees. Approximately 2,570, or 59%, of these employees work pursuant to collective bargaining agreements. In first quarter 2009, we will start negotiating the labor contract at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers), which expired in December 2008, and the contract at our paper mill in Wallula, Washington (332 employees represented by the AWPPW), which expires mid-March 2009. During labor negotiations with our collective bargaining units, we could experience work interruptions, which could significantly increase our labor costs, prevent us from meeting customer demand, or reduce our sales and profitability.

Our Operating Results

        The following table sets forth operating results in dollars and as a percentage of sales for the year ended December 31, 2008, the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006 (in millions, except percent-of-sales data):

	Boise Inc. (a)	Predecessor
	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Sales
Trade	$1,990.2	$258.4	$1,636.6	$1,567.4
Related parties	80.4	101.5	696.0	654.6

	2,070.6	359.9	2,332.6	2,222.0

Costs and expenses
Materials, labor, and other operating expenses	1,756.8	313.9	1,948.2	1,874.4
Fiber costs from related parties	54.6	7.7	39.4	30.4
Depreciation, amortization, and depletion	110.0	0.5	84.6	116.4
Selling and distribution expenses	48.3	9.1	59.5	59.8
General and administrative expenses	34.2	6.6	44.5	44.5
St. Helens mill restructuring (b)	29.8	—	—	—
Other (income) expense, net	(3.0)	(1.0)	(4.1)	2.7

	2,030.7	336.8	2,172.1	2,128.2

Income from operations	$39.9	$23.1	$160.5	$93.8

Sales
Trade	96.1%	71.8%	70.2%	70.5%
Related parties	3.9	28.2	29.8	29.5

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	84.9%	87.2%	83.5%	84.4%
Fiber costs from related parties	2.6	2.2	1.7	1.4
Depreciation, amortization, and depletion	5.3	0.1	3.6	5.2
Selling and distribution expenses	2.3	2.5	2.6	2.7
General and administrative expenses	1.7	1.9	1.9	2.0
St. Helens mill restructuring	1.4	—	—	—
Other (income) expense, net	(0.1)	(0.3)	(0.2)	0.1

	98.1%	93.6%	93.1%	95.8%

Income from operations	1.9%	6.4%	6.9%	4.2%

(a)
We have not included information related to the period of February 1 (Inception) through December 31, 2007, which represents the activities of Aldabra 2 Acquisition Corp., as the operating results related to this period are insignificant.

(b)
In November 2008, we announced the restructuring of our St. Helens, Oregon, paper mill. Of the $37.6 million restructuring charge, $29.8 million is included in "St. Helens mill restructuring" and $7.8 million related to inventory write-downs is included in "Materials, labor, and other operating expenses."

Sales Volumes and Prices

        Set forth below are our segment sales volumes and average net selling prices for our principal products for the year ended December 31, 2008, the Predecessor period of January 1 through February 21, 2008, the combined year ended December 31, 2008, and the Predecessor years ended December 31, 2007 and 2006:

	Boise Inc.	Predecessor	Combined	Predecessor
	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(thousands of short tons, except corrugated containers and sheets)
Paper
Uncoated free sheet	1,200	236	1,436	1,475	1,497
Containerboard (medium)	118	19	137	134	132
Market pulp	102	20	122	145	112

	1,420	275	1,695	1,754	1,741

Packaging
Containerboard (linerboard)	194	36	230	239	266
Newsprint	326	56	382	415	411
Corrugated containers and sheets (mmsf)	5,337	914	6,251	6,609	6,599
	(dollars per short ton, except corrugated containers and sheets)
Paper
Uncoated free sheet	$942	$868	$930	$864	$802
Containerboard (medium)	481	454	477	435	392
Market pulp	512	535	516	538	440
Packaging
Containerboard (linerboard)	$396	$399	$397	$389	$355
Newsprint	584	494	571	489	533
Corrugated containers and sheets ($/msf)	58	55	57	53	50

Operating Results

        The following presents a discussion of sales and costs for the combined year ended December 31, 2008, compared with the same period in 2007, as well as the Predecessor year ended December 31, 2007, compared with the same period in 2006. The combined year ended December 31, 2008, represents the results of Boise Inc. for the year ended December 31, 2008, and the results of the Predecessor for the period from January 1 through February 21, 2008. Unless otherwise indicated, the 2007 and 2006 comparison periods are for Predecessor results only. See "Background" and "Acquisition of Boise Cascade's Paper and Packaging Operations" in this Management's Discussion and Analysis for more information related to the Acquisition.

        Management believes this combined presentation of the Boise Inc. and Predecessor statement of operations is the most useful comparison between periods. The Acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, resulting in a new basis of accounting from that previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reflected by the Predecessor. Some inventories were revalued in accordance with purchase accounting rules. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our purchase price allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

Year Ended December 31, 2008, Compared With the Year Ended December 31, 2007

Sales

        For the combined year ended December 31, 2008, total sales increased $98.0 million, or 4%, to $2,430.6 million from $2,332.6 million for the year ended December 31, 2007. The increase was driven by a 4% increase in both Paper and Packaging segment sales, driven primarily by higher sales prices for uncoated freesheet partially offset by lower sales volumes.

        Paper.    Sales increased $61.0 million, or 4%, to $1,657.2 million for the combined year ended December 31, 2008, from $1,596.2 million for the year ended December 31, 2007. This increase was driven by improved pricing for uncoated freesheet and medium in 2008, partially offset by lower pulp pricing. Commodity uncoated freesheet sales prices increased 8%, compared with 2007, while premium and specialty prices increased 6%. Commodity uncoated freesheet volumes were down 6% from 2007 due primarily to declining demand across most grades, particularly more mature printing and converting grades, including envelope and offset grades. To balance production with demand, we took market downtime in the second half of 2008. Premium and specialty sales volumes were up 5%, compared with the prior year, driven by a 14% increase in sales of premium office papers and label and release and flexible packaging grades.

        Packaging.    Sales increased $34.1 million, or 4%, to $817.2 million for the combined year ended December 31, 2008, from $783.1 million for the year ended December 31, 2007. The increase was due primarily to higher prices for linerboard, corrugated containers and sheets, and newsprint partially offset by lower sales volumes. Linerboard pricing to third parties was 2% higher in 2008, corrugated container and sheet pricing improved 8%, and newsprint pricing improved 17%. Overall sales volumes for linerboard to third parties and newsprint decreased 4% and 8%, respectively, primarily as a result of the DeRidder outage in the first quarter 2008, downtime related to Hurricanes Gustav and Ike in the third quarter 2008, market-related downtime taken in the fourth quarter, and production of lower basis weight newsprint grades. Corrugated container and sheet volumes decreased 5% in 2008, compared with 2007, driven mainly by lower sales volumes from our sheet feeder plant in Texas as a result of slowing industrial markets and market disruption caused by Hurricane Ike.

Costs and Expenses

        Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $145.4 million, or 7%, to $2,133.0 million for the combined year ended December 31, 2008, from $1,987.6 million for the year ended December 31, 2007. The increase was driven primarily by higher input costs and higher fixed costs, mainly maintenance, associated with the DeRidder outage.

        Fiber, energy, and chemical costs were $530.0 million, $340.2 million, and $262.6 million, respectively, for the combined year ended December 31, 2008, and $505.3 million, $294.5 million, and $228.1 million, respectively, for the year ended December 31, 2007. Combined, this represents a cost increase of $104.9 million in 2008, compared with 2007. This increase was driven primarily by a sharp rise in these costs brought on by higher fossil fuel prices and a reduction in supply of residual chips in 2008.

        Fiber costs increased $30.4 million in our Paper segment, due primarily to higher prices for wood, purchased pulp, and secondary fiber. In Packaging, fiber costs decreased $5.6 million, due primarily to reduced consumption during the DeRidder outage in the first quarter partially offset by increased recycled fiber prices.

        Compared with the year ended December 31, 2007, energy costs increased $36.8 million in our Paper segment, driven by higher fuel and electricity prices, and increased $8.9 million in our Packaging segment, driven by increased electricity and natural gas prices.

        Chemical costs increased $24.7 million in our Paper segment and $9.8 million in our Packaging segment, driven by substantially higher prices for commodity chemical inputs.

        Under purchase accounting rules, in connection with the Acquisition, we revalued our inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses increased $10.2 million for the year ended December 31, 2008.

        Depreciation, amortization, and depletion for the year ended December 31, 2008, was $110.0 million. The year ended December 31, 2008, includes depreciation, amortization, and depletion for the period from February 22, 2008, through December 31, 2008. For the Predecessor period of January 1 through February 21, 2008, depreciation, amortization, and depletion was $0.5 million due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. For the Predecessor year ended December 31, 2007, depreciation, amortization, and depletion was $84.6 million.

        Selling and distribution expenses decreased $2.1 million, or 4%, to $57.4 million for the combined year ended December 31, 2008, from $59.5 million during the year ended December 31, 2007. As a percentage of sales, selling and distribution expenses were reduced to 2.4% for the combined year ended December 31, 2008, compared with 2.6% in the prior year.

        General and administrative expenses decreased $3.6 million, or 8%, to $40.9 million for the combined year ended December 31, 2008, from $44.5 million during the year ended December 31, 2007. The decrease was due primarily to the elimination of annual incentive compensation payouts for 2008. As a percentage of sales, general and administrative expenses were reduced to 1.7% for the combined year ended December 31, 2008, compared with 1.9% in the prior year.

        St. Helens Mill Restructuring.    The year ended December 31, 2008, includes a $37.6 million pretax loss associated with the restructuring of our St. Helens paper mill; $28.8 million of this pretax loss related to noncash expenses. These costs are recorded in our Paper segment. Of the $37.6 million, $7.8 million related to the write-down of inventory and is recorded in "Materials, labor, and other operating expenses" in the Consolidated Statement of Income (Loss). We recorded the remaining $29.8 million of restructuring costs in "St. Helens mill restructuring" in the Consolidated Statement of Income (Loss). These costs included asset write-downs for plant and equipment at the St. Helens mill, employee-related severance costs, pension-curtailment losses, and other miscellaneous costs related to the restructuring of the mill. For more information, see "St. Helens

Mill Restructuring" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Other (Income) Expense, Net.    "Other (income) expense, net" includes miscellaneous income and expense items. For the combined year ended December 31, 2008, we had $4.0 million of other income, compared with $4.1 million in the prior year. In 2008, the $4.0 million of income consisted primarily of a $2.9 million gain on changes in supplemental pension plans and a net gain on sales of assets of $1.0 million for the Predecessor period of January 1 through February 21, 2008. For the year ended December 31, 2007, the $4.1 million of income consisted primarily of a $4.4 million gain on changes in retiree healthcare programs.

        Income (Loss) From Operations.    Income from operations for the combined year ended December 31, 2008, decreased $97.5 million to $63.0 million, compared with $160.5 million for the year ended December 31, 2007.

        Paper.    Segment income decreased $80.1 million, or 60%, to $53.4 million in 2008 from $133.5 million in 2007. Overall, we estimate that our operating results for the year ended December 31, 2008, were negatively affected by approximately $92.1 million in increased input costs (including fiber, chemical, and energy costs), $37.6 million due to the St. Helens mill restructuring, $7.4 million from inventory purchase accounting adjustments, and $6.1 million from noncash mark-to-market energy hedge expenses. The Predecessor suspended depreciation from September 2007 through February 2008 for the assets being held for sale as a result of the Acquisition, which reduced depreciation and amortization during 2007 by approximately $21.7 million, compared with 2008.

        Packaging.    Segment income decreased $13.3 million, or 33%, to $26.8 million in 2008 from $40.1 million in 2007. Overall, we estimate that our operating results for the year ended December 31, 2008, were negatively affected by $13.2 million in increased input costs (including fiber, chemical, and energy costs), $20.5 million from the DeRidder outage in the first quarter, $2.8 million from inventory purchase accounting adjustments, $1.3 million from noncash mark-to-market energy hedge expenses, and approximately $5.5 million from lost production and costs as a result of Hurricanes Gustav and Ike. The Predecessor suspended depreciation from September 2007 through February 2008 for the assets being held for sale as a result of the Acquisition, which reduced depreciation and amortization during 2007 by approximately $19.1 million, compared with 2008.

Other

        Foreign Exchange Gain (Loss).    For the combined year ended December 31, 2008, foreign exchange loss was $4.6 million, compared with a $1.2 million gain for the same period in 2007. This loss was driven primarily by a strengthening of the U.S. dollar against the Canadian dollar, which reduced the amount we collected on our Canadian-denominated accounts receivable.

        Interest Expense.    For the combined year ended December 31, 2008, interest expense was $91.2 million, of which $72.1 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted of primarily noncash items, including the following: $8.3 million related to the subordinated promissory notes and $9.3 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under "Liquidity and Capital Resources" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-K.

        Interest Income.    For the combined year ended December 31, 2008, interest income was $2.4 million, compared with $11.1 million for the year ended December 31, 2007. Interest income for the period prior to February 22, 2008, is attributable to income from interest earned on trust assets held by Aldabra 2 Acquisition Corp.

        Income Taxes.    For the year ended December 31, 2008, we recorded $8.8 million of income tax benefits related to losses incurred during the year. We have not recognized an additional $10.9 million of tax benefits from these losses, because the realization of these benefits is not considered more likely than not. The tax benefit we recognized is primarily the result of the ability to carry back some of our federal net operating loss to 2007 and to offset some of the net operating loss against the deferred tax liabilities recorded from our purchase price allocation. As a result of completing our purchase price allocation during the year ended December 31, 2008, we recorded $12.4 million of deferred tax liabilities and assumed $0.6 million of deferred tax liabilities from Boise Cascade. At December 31, 2008, our deferred tax liability, net of deferred tax assets, was $3.6 million.

        Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

Year Ended December 31, 2007, Compared With the Year Ended December 31, 2006

Sales

        Total sales increased $110.6 million, or 5%, to $2,332.6 million in 2007, compared with $2,222.0 million in 2006. Relative to 2006, sales increased in the Paper and Packaging segments. The increase in both segments was driven by improved pricing in 2007 relative to 2006. In addition, in both segments, the weak U.S. dollar helped reduce the competitiveness of imports while increasing the competitiveness of U.S. exports.

        Paper.    Sales increased $101.5 million, or 7%, to $1,596.2 million in 2007 from $1,494.7 million in 2006. The increase in sales was the result of increased sales prices as producers closed, converted, or curtailed operations to keep production balanced with demand.

        Packaging.    Sales increased $16.6 million, or 2%, to $783.1 million in 2007 from $766.5 million in 2006. The increase in sales was driven by increased sales prices for corrugated products and linerboard offset in part by lower sales prices for newsprint. The increase in sales prices for corrugated products was due to strong demand, while the decrease in newsprint sales prices was driven by continued lower demand trends, due in part to the growth of online media.

Costs and Expenses

        Materials, labor, and other operating expenses, including fiber costs from related parties, increased $82.8 million, or 4%, to $2.0 billion in 2007 from $1.9 billion in 2006. Compared with 2006, fiber costs increased approximately $19.0 million and $25.4 million in the Paper and Packaging segments, respectively. These increases in fiber costs resulted primarily from 12% per ton and 25% per ton increases in wood costs in the Paper and Packaging segments. In the Paper segment, fiber costs increased in early 2007, compared with 2006, as a result of reduced residual availability in the Pacific Northwest and higher purchased pulp and wastepaper costs. In the Packaging segment, fiber costs increased as unusually wet weather in Louisiana reduced access to lowland forests, forcing the Predecessor to procure wood from further distances. Compared with 2006, chemical costs increased $9.6 million and $3.8 million in the Paper and Packaging segments, respectively, as a result of higher prices for many of the commodity chemical inputs to the Predecessor's processes. Chemical cost increases in the Paper segment were the result of higher prices for pulp, bleaching, and additives. In addition, the Predecessor experienced increased fixed costs. These increases were offset in part by $7.1 million in lower energy costs in these segments.

        Depreciation, amortization, and depletion expenses decreased $31.8 million, or 27%, to $84.6 million in 2007 from $116.4 million in 2006. The year ended December 31, 2007, included $41.8 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale in conjunction with the Acquisition. Of the $41.8 million of lower depreciation and amortization expense, $21.7 million related to the Paper segment, $19.1 million related to the Packaging segment, and $1.0 million related to the Corporate and Other segment. This reduction in depreciation and amortization expense was partially offset by an increase in depreciation expense as the result of the Predecessor's review of the estimated useful lives of some of its depreciable assets earlier in the year and determination that some of its assets would be used for a shorter period of time than the depreciable lives previously assigned to them. As a result, the Predecessor revised its depreciation estimates to reflect the remaining expected use of the assets. This change in estimates increased depreciation, amortization, and depletion expenses approximately $11.0 million in 2007 and $10.0 million in 2006.

        Selling and distribution expenses decreased $0.3 million to $59.5 million in 2007 from $59.8 million in 2006. As a percentage of sales, selling and distribution expenses decreased to 2.6% in 2007 from 2.7% in 2006.

        General and administrative expenses were flat at $44.5 million for 2007 and 2006.

        Other (Income) Expense, Net.    "Other (income) expense, net" includes miscellaneous income and expense items. During the year ended December 31, 2007, we had $4.1 million of income, consisting primarily of a $4.4 million gain on changes in retiree healthcare programs, a $0.2 million net gain on sales of assets, $0.1 million of expenses related to the closure of the paper converting facility in Salem, and $0.3 million of expense related to project costs. During the year ended December 31, 2006, we had $2.7 million of other expense, consisting of a $3.0 million net loss on sales of assets, $2.8 million of expense related to project costs, and $0.7 million of miscellaneous expense items. These expense items were offset in part by a $3.7 million gain on changes in retiree healthcare programs.

        Income (Loss) From Operations.    Income from operations increased $66.7 million, or 71%, from $93.8 million in 2006 to $160.5 million in 2007. The increase was primarily the result of improved performance in the Paper segment offset in part by lower income in the Packaging segment.

        Paper.    Segment income increased $70.2 million, or 111%, to $133.5 million for 2007, compared with $63.3 million in 2006. The increase was driven by higher sales prices offset in part by higher fiber and chemical costs. As a result of the proposed sale of its paper and packaging businesses, the Predecessor suspended depreciation and amortization of its long-lived assets in September 2007, which reduced depreciation and amortization during 2007 by approximately $21.7 million.

        Packaging.    Segment income decreased $5.2 million, or 11%, from $45.3 million in 2006 to $40.1 million for 2007. The decrease was driven primarily by lower newsprint prices, coupled with higher fiber costs, offset in part by higher prices for corrugated products and linerboard. Partially offsetting the unfavorable effects on segment income was $19.1 million of lower depreciation and amortization expenses as a result of the pending sale of the paper and packaging businesses.

Other

        Income tax provision.    During the years ended December 31, 2007 and 2006, the Predecessor's effective tax rates for its separate subsidiaries that are taxed as corporations were 44.1% and 37.4%, respectively. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

Industry Mergers and Acquisitions

        In August 2008, International Paper completed the acquisition of Weyerhaeuser's containerboard operations, creating a larger and potentially much stronger competitor. As of January 2009, this merger has not significantly affected our operations or financial results; however, it is uncertain what the overall longer-term effect will be to our Packaging segment.

Acquisitions

        We account for acquisitions using the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition.

Divestitures

        We may engage in divestiture discussions with other companies and make divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. In November 2008, we decided to restructure our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing paper production capacity at the mill. For additional information related to the restructuring of this mill, see "St. Helens Mill Restructuring" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        Against the backdrop of a weak economy, a global financial crisis, and credit market contraction, as well as declining demand for our products, there is uncertainty around the amount of cash flows we will generate in 2009. However, we believe that our cash flows from operations, as well as our available borrowing capacity under our $250.0 million Revolving Credit Facility, will be adequate to fund debt service requirements and provide cash as required to support our ongoing operations, capital expenditures, and working capital needs for the next 12 months.

        If a contractually committed lender fails to honor its commitment under the $250.0 million Revolving Credit Facility, the other lenders would remain committed for their portion of the total facility. A total of 11 lenders participated in the Revolving Credit Facility at December 31, 2008, and the largest single commitment under the Revolving Credit Facility was $100.0 million. At December 31, 2008, we had $60.0 million of borrowings outstanding under the Revolving Credit Facility. Thus, at December 31, 2008, our aggregate liquidity from unused borrowing capacity under the Revolving Credit Facility totaled $163.6 million, net of outstanding letters of credit of $26.4 million, above the amount we had borrowed.

        Our ability to continue to fund our cash requirements may be affected by general economic, financial, competitive, legislative, and regulatory factors. A continuing deterioration in the U.S. economy could have a significant impact on our business. Significant declines in the demand for or pricing of our products or increases in the cost of raw materials could have a significant, negative effect on our ability to maintain compliance with our financial loan covenants and/or meet our debt service obligations. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness according to its terms or to fund our other liquidity needs.

        Unless otherwise noted, this discussion of liquidity and capital resources refers to the combined activities of Boise Inc. and the Predecessor for each period presented.

Sources and Uses of Cash

        We generate cash from sales of our products and from short-term and long-term borrowings, as well as from cash proceeds from the sale of nonstrategic assets. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay long-term debt and credit facilities, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash through operating activities (including a sensitivity analysis related to our sources and uses of cash from/for operating activities), investing activities, and financing activities.

Operating Activities

        We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, energy, and interest. In 2008, our operating activities provided $104.6 million of cash, compared with $245.3 million in 2007. Relative to 2007, cash provided by operations was negatively affected by lower combined net income (loss) for the year ended December 31, 2008, which was the primary reason for the decrease in cash provided by operations. As discussed under "Our Operating Results" above, the loss during 2008 reflects the impact of the St. Helens mill restructuring and the DeRidder outage as well as higher interest expense and higher input costs.

        In 2008, unfavorable changes in working capital used $50.5 million of cash from operations, while favorable changes in working capital provided $9.0 million of cash in 2007. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

        In 2008, the $50.5 million of cash used from operations related to unfavorable changes in working capital items is attributable primarily to increases in inventory and decreases in accounts payable and accrued liabilities. Increases in inventory levels in both the Paper and the Packaging segments used $23.6 million of cash from operations, which includes the $7.8 million of noncash inventory write-down as a part of the St. Helens mill restructuring. The increase in the Paper segment inventory levels is attributable to increases in finished goods inventory as well as fiber inventories. The increase in finished goods inventory levels is due partly to the sharper than expected slowdown in demand during fourth quarter of this year. The increase in fiber inventories, in the Pacific Northwest, is driven primarily by increased log inventories to support our whole-log chipping operations and increased market pulp inventory. The increase in Packaging segment inventory levels is driven primarily by higher levels of containerboard roll stock inventories at our corrugated product and sheet feeder plants as demand for these products weakened in late 2008. Lower levels of accounts payable and accrued liabilities used $28.5 million of cash from operations, which is attributable primarily to decreased levels of trade payables in the Paper segment as a result of lower raw material purchases near the end of 2008, compared with the same period in 2007. This decrease in purchases was primarily the result of lower production volumes due to slowed production and market downtime in fourth quarter 2008. To a lesser extent, decreased levels of accrued compensation and benefits, due primarily to the elimination of incentive bonuses, contributed to the unfavorable change in this working capital item. Partially offsetting these increases in working capital were higher levels of trade payables in our Packaging segment and Corporate segment.

        In 2007, operating activities provided $245.3 million, compared with $172.9 million in 2006. Relative to 2006, the increase in cash provided by operations relates to changes in working capital and higher net income. Working capital and other items used $2.3 million in 2007, compared with $51.9 million in 2006. The $2.3 million unfavorable change in 2007 consisted primarily of $13.3 million of payments for pension and other postretirement benefit programs partially offset by a decrease in working capital that provided $9.0 million. The decrease in working capital was attributable primarily to higher accounts payable and accrued liabilities in the Paper segment, due largely to the timing of payments. Items included in net income provided $247.7 million of cash in 2007, compared with $224.8 million in 2006. As discussed under "Our Operating Results" above, the 2007 increase in income was primarily the result of higher income in the Paper segment due to higher product sales prices.

        In 2006, operating activities provided $172.9 million of cash. Items included in net income provided $224.8 million of cash, while unfavorable changes in working capital and other items used $51.9 million of cash from operations. In 2006, the increase in working capital was attributable primarily to increased inventories in the Paper segment offset in part by overall increased accounts payable and accrued liabilities. The higher levels of inventory in the Paper segment reflect inventory built in anticipation of planned mill downtime in the spring of 2007.

Sensitivity Analysis Related to Sources and Uses of Cash From/For Our Operating Activities

  Sources of cash flows from operating activities

        Our primary source of cash is revenue generated by the sale of our packaging and paper products, including uncoated freesheet, linerboard, corrugated containers and sheets, and newsprint. Declines in working capital also provide cash for operations, including declines in receivables from sales of our products, reductions in inventory levels, reductions in prepaid expenses, increases in accounts payable and other accrued liabilities.

        In 2008, we sold 1.4 million tons of uncoated freesheet, 230,000 tons of linerboard to third parties, 6.3 billion square feet of corrugated products, 382,000 tons of newsprint, and 122,000 tons of market pulp. Adjusting for the effect of the St. Helens mill restructuring, a $10-per-short-ton price change in uncoated freesheet would have affected our revenue by approximately $12 million annually. A $10-per-short-ton price change in linerboard sold to third parties would have affected revenue by approximately $2 million annually, and a $10-per-short-ton price change in newsprint would have affected our revenue by approximately $4 million. For corrugated sheets and containers, a $1.0 per thousand square feet change in pricing affects sales revenue by approximately $6 million.

        Prices for uncoated freesheet increased substantially in 2008 after two $60 per-short-ton increases were announced and implemented during the year. Average net selling prices for uncoated freesheet improved $66 per short ton, or 8%, to $930 per short ton in 2008, compared with 2007. Linerboard net selling prices to third parties improved $8 per short ton, or 2%, to $397 per short ton in 2008, compared with 2007. Corrugated container and sheet prices improved 8% in 2008 over prices for these products during 2007. Newsprint pricing continued to improve in 2008, as net selling prices increased by $82 per short ton, or 17%, to $571 per short ton, compared with 2007.

        Prices for our major products, including uncoated freesheet, linerboard, corrugated containers and sheets, and newsprint increased through 2008. Lower demand as a result of the economic slowdown may have a negative effect on pricing for our products in 2009.

  Uses of cash flows for operating activities

        Our primary uses of cash are for expenses related to the manufacture of packaging and paper products, including fiber, energy, chemicals, and labor. Other significant uses of cash are for interest expenses, pension contributions, taxes, and increases in working capital, including increases in receivables from sales of our products, increases in inventory, increases in prepaid expenses, reductions in accounts payable and other accrued liabilities.

        Fiber costs in 2008 were $530.0 million, an increase of $24.7 million, or 5%, over costs of $505.3 million for 2007, due primarily to higher prices for wood, purchased pulp, and secondary fiber, partially offset by reduced consumption during the DeRidder outage in the first quarter 2008 and lower production volumes in the fourth quarter due to slowed production and market downtime. Adjusting for the effect of the St. Helens mill restructuring, a 1% change in fiber costs affects our financial results by approximately $5 million annually.

        Energy costs in 2008 were $340.2 million, an increase of $45.7 million, or 16%, over costs of $294.5 million in 2007, due primarily to higher prices for natural gas and electricity. Natural gas is a significant component of our energy costs. After the completion of the St. Helens, Oregon mill restructuring, normalized consumption is expected to decline to approximately 12 mmBtu annually. Adjusting for the effect of the St. Helens mill restructuring, a $1/mmBtu change in our natural gas prices affects our financial results by approximately $13 million annually.

        Chemical costs in 2008 were $262.6 million, an increase of $34.5 million, or 15%, over costs of $228.1 million in 2007, driven by higher prices for commodity chemicals. Adjusting for the effect of the St. Helens mill restructuring, a 1% change in chemical prices affects our financial results by approximately $2 million annually.

        Labor costs related to the production of our products, recorded in "Materials, labor, and other operating expenses," were $300.2 million in 2008, a decrease of $1.7 million, or 0.6%, from costs of $301.9 million in 2007. The change was due primarily to a reduction in the number of people employed at our mills throughout the year, which was principally offset by increases in healthcare and wage costs. Labor costs tend to increase over time. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs. While we believe we have good labor relations and have established staggered labor contracts for each of our five paper mills to minimize potential disruptions in the event of a labor dispute, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

        In 2008, the significant decline in global equity markets and turmoil in the credit markets caused our pension investment portfolio to suffer significant losses. As a result, our funding shortfall increased from $56 million at February 22, 2008, the date we assumed the obligation for these plans, to $149 million at December 31, 2008, measured on an aggregate projected benefit obligation basis. While the Worker, Retiree, and Employee Recovery Act of 2008 provides some relief as to the timing of our required future cash contributions, we expect to make material contributions to our pension plans for the next several years barring a dramatic recovery in equity and debt market security valuations or a sizable increase in the discount rate used to measure our liabilities. As of December 31, 2008, our pension assets had a market value of $248 million, compared with $324 million as of February 22, 2008, the date we assumed the obligation for these plans. Assuming a rate of return on plan assets of 7.25% in 2009 and 2010, we estimate that we would be required to contribute $4.1 million in 2009 and approximately $38 million in 2010. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in our plan asset return assumptions, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. The recent declines in the global equity markets may require us to make larger than anticipated contributions to our pension plans. In December 2008, we amended our defined benefit pension plan for salaried employees (Salaried Plan). This amendment freezes the accumulation of benefits and years of service for participants in the Salaried Plan effective April 15, 2009. This amendment also freezes benefits in the Boise Inc. Supplemental Plan (SUPP) and the Boise Inc. Supplemental Early Retirement Plan for Executive Officers (SERP). Our estimated $38 million contribution for 2010 includes the impact of this amendment. By freezing the accumulation of benefits for these plans, the company will reduce its projected expense and cash contributions by approximately $35 million over the next five years. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years. For the year ended December 31, 2008, we made no cash contributions to our qualified pension plans.

Investment Activities

Acquisition

        On February 22, 2008, Boise Inc. acquired the Paper, Packaging, and most of the Corporate and Other segments of Boise Cascade for a total purchase price of $1.7 billion, which included $1.3 billion of net cash and fees. Boise Inc. obtained $1.1 billion of financing in conjunction with the Acquisition, which is discussed below in "Financing Activities."

Combined Investing Activities of Boise Inc. and Predecessor

        Cash investing activities used $900.0 million for the year ended December 31, 2008, compared with $554.5 million in 2007 and $145.9 million in 2006.

  2008

        For the year ended December 31, 2008, investing activities included $1.2 billion in cash spent for the Acquisition, excluding deferred financing fees, as discussed above.

        Combined cash capital expenditures for property, plant, and equipment for the year ended December 31, 2008, were $100.8 million. This amount includes $10.2 million spent by the Predecessor for the period of January 1, 2008, through February 21, 2008, and $90.6 million spent by us from February 22, 2008, through December 31, 2008. Of these amounts, $10.4 million relates to the installation of a shoe press in our DeRidder mill in March to reduce the use of energy in producing linerboard. Total capital spending for this project was $22.4 million, part of which was spent in 2007.

        Details of 2008 combined capital investment by segment are included in the table below:

	Year Ended December 31, 2008
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total
	(millions)
Paper	$0.7	$7.0	$40.1	$47.8
Packaging (b)	11.1	4.2	33.4	48.7
Corporate and Other	1.2	0.6	2.5	4.3

	$13.0	$11.8	$76.0	$100.8

(a)
Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)
Includes $10.4 million of spending related to the installation of a shoe press in our DeRidder, Louisiana, mill to reduce our use of energy in producing linerboard, which is included under "Acquisition/Expansion" in the table above. Total capital spending for this project was $22.4 million, part of which was spent in 2007.

        We expect capital investments in 2009 to total approximately $75 million to $85 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2009 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our efficiency projects are focused on opportunities to improve our energy efficiency. During 2008, we spent $1.4 million on environmental compliance. We expect to spend approximately $3 million in 2009 for this purpose.

  2007

        Investing activities for the year ended December 31, 2007, included $393.6 million of net cash held in trust related primarily to the net proceeds of the initial public offering. The $393.6 million of net cash held in trust includes $399.5 million of cash deposited from the initial public offering net of $5.9 million of cash used from the trust to pay initial business, legal, and accounting due diligence expenses on prospective business combinations, general and administrative expenses, and corporate income and franchise taxes. For the year ended December 31, 2007, investing activities also included $2.6 million of cash paid for acquisition costs.

        Investing activities in 2007 also included $141.8 million of capital expenditures for property, plant, and equipment, while the remaining amount was used for environmental compliance and to improve energy efficiency. Approximately $45 million of the expenditures for property and equipment related to the reconfiguration of the paper machine at our pulp and paper mill in Wallula to produce both pressure sensitive and label and release paper in addition to commodity uncoated freesheet paper. As of December 31, 2007, total spending on this project was approximately $80 million. Also included in this amount is $10 million of spending related to the installation of a shoe press in our DeRidder, Louisiana, mill to reduce our use of energy in producing linerboard. Investing activities also included $14.2 million of proceeds from the sale of assets. Of this $14.2 million, approximately $5.2 million (net of cash costs paid to buyer) was from the sale of the paper converting facility in Salem, Oregon, and approximately $3.7 million and $3.2 million of proceeds from the sale of a portion of the Wallula, Washington, fiber farm and Jackson, Alabama, sawmill, respectively.

        Investing activities in 2007 used $32.5 million of cash to pay amounts owed to OfficeMax under the Additional Consideration Agreement. As part of the Forest Products Acquisition, the Predecessor entered into an Additional Consideration Agreement with OfficeMax, pursuant to which it agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. This agreement terminated as a result of the Acquisition, and consequently, we will neither receive payments from, nor make subsequent payments to, OfficeMax under this agreement.

  2006

        Cash investing activities used $145.9 million during the year ended December 31, 2006, including $109.1 million of capital expenditures for the purchase of property and equipment. Investing activities also included approximately $42.6 million of cash paid for the purchase of CTC's assets in Waco, Texas. These expenditures were partially offset by $3.8 million of proceeds from sales of assets.

Financing Activities

        Cash provided by financing activities was $817.7 million for the year ended December 31, 2008, compared with $309.4 million for the same period in 2007. Financing activities for the for the year ended December 31, 2008, reflect approximately $1.1 billion of debt financing obtained in conjunction with the Acquisition partially offset by $120.2 million paid to stockholders who exercised their conversion rights, $94.3 million of deferred financing costs and underwriting fees, and $88.3 million of debt repayments. Under our $250 million revolving credit facility, $163.6 million was available at December 31, 2008. Prior to the Acquisition, financing activities have historically consisted primarily of intercompany loans obtained by the Predecessor.

        Our expected debt service obligation, assuming interest rates stay at December 31, 2008, levels, is estimated to be approximately $91.4 million for 2009 and $86.7 million for 2010, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $10.2 million per year (based on debt levels and interest rates as of December 31, 2008).

        We lease our distribution centers, as well as other property and equipment, under operating leases. These operating leases are not included in debt; however, they represent a commitment. Obligations under operating leases are shown in the "Contractual Obligations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        For the year ended December 31, 2007, cash financing activities included $414.0 million of gross proceeds from the initial public offering on June 22, 2007, as well $3.0 million related to the sale of insider warrants. In conjunction with the offering, we paid $16.6 million in underwriting discounts and commissions and incurred approximately $0.6 million in other costs related to the offering. As discussed above in "Investing Activities," the net amount from the offering, or $399.5 million, was deposited in a trust account. These funds were released from the trust as a result of the Acquisition. Also included in this amount is $90.4 million of intercompany loans obtained by the Predecessor.

        The following discussion describes our debt structure in more detail.

        At December 31, 2008, our long-term debt and the interest rates on that debt were as follows:

	December 31, 2008
	Amount	Interest Rate
	(millions)
Revolving credit facility, due 2013	$60.0	4.33%
Tranche A term loan, due 2013	245.3	4.75%
Tranche B term loan, due 2014	471.4	5.75%
Second lien term loan, due 2015	260.7	9.25%
Current portion of long-term debt	(25.8)	5.33%

Long-term debt, less current portion	1,011.6	6.34%
Current portion of long-term debt	25.8	5.33%

	1,037.5	6.31%
15.75% notes payable, due 2015	66.6	15.75%

	$1,104.1

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

  •
  A six-year amortizing $475.0 million senior secured Tranche B term loan facility with interest at LIBOR plus 350 basis points (subject to a floor of 4.00%) or a calculated base rate plus 250 basis points (the Tranche B Term Loan Facility); and

  •
  A seven-year nonamortizing $260.7 million second lien term loan facility with interest at LIBOR plus 700 basis points (subject to a floor of 5.50%) or a calculated base rate plus 600 basis points (the Second Lien Facility and, together with the First Lien Facilities, the Credit Facilities).

        All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee will accrue from the Acquisition closing date and shall be payable quarterly in arrears. At December 31, 2008, we had $60.0 million of borrowings outstanding under the Revolving Credit Facility. For the year ended December 31, 2008, the average interest rate for our borrowings under our Revolving Credit Facility was 6.0%. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $80.0 million for the year ended December 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the year ended December 31, 2008, was $57.6 million. At December 31, 2008, we had availability of $163.6 million, which is net of outstanding letters of credit of $26.4 million, above the amount we had borrowed.

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

Covenants

        The First and Second Lien Facilities require BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain financial covenant ratios. At December 31, 2008, Holdings is required to maintain a minimum interest coverage ratio of 2.375:1.000 and a maximum leverage ratio of 4.50:1.00 under the First Lien Facilities. Under the Second Lien Facility, Holdings is required to maintain a maximum leverage ratio of 4.75:1.00 at the end of 2008. The covenant ratios tighten over time. At December 31, 2009, the minimum interest coverage ratio requirement increases to 2.500:1.000 under the First Lien Facilities, and the maximum leverage ratio decreases to 3.75:1.00 and 4.00:1.00 under the First and Second Lien Facilities, respectively. The minimum interest coverage ratio requirement remains 2.500:1.000 throughout the term of the loan, whereas the maximum leverage ratio decreases to a low of 3.00:1.00 and 3.25:1.00 under the First and Second Lien Facilities, respectively, in first quarter 2011.

        The interest coverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated adjusted EBITDA for the four-fiscal-quarter period then ended to (ii) consolidated interest expense payable in cash for such four-fiscal-quarter period. The leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total debt as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. Differences between our financial statements and Holdings' financial statements are related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, interest income, income taxes, and other miscellaneous expenses.

        The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year.

        At December 31, 2008, we were in compliance with the financial covenants under our Credit Facilities. We anticipate compliance with these covenant requirements under our Credit Facilities in 2009; however, unforeseen declines in the demand for or pricing of our products, increases in the cost of raw materials, or unexpected operational issues could have an immediate and negative effect on our ability to maintain compliance with these financial loan covenants.

Guarantees

        The Company's obligations under its Credit Facilities are guaranteed by each of the Borrower's existing and subsequently acquired domestic (and, to the extent no material adverse tax consequences to Holdings or Borrower would result therefrom and as reasonably requested by the administrative agent under each Credit Facility, foreign) subsidiaries and Holdings (collectively, the Guarantors). The First Lien Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a first-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings' foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) during any fiscal year of Borrower), and all intercompany debt. The Second Lien Facility is secured by a second-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a second-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings' foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated EBITDA during any fiscal year of Borrower), and all intercompany debt.

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

        Subject to the provisions of the intercreditor agreement between the First Lien Facility and the Second Lien Facility, in the event the Second Lien Facility is prepaid as a result of a voluntary or mandatory prepayment (other than as a result of a mandatory prepayment with respect to insurance/condemnation proceeds or excess cash flow) at any time prior to the third anniversary of the Acquisition closing date, Borrower shall pay a prepayment premium equal to the "make-whole premium" described below.

        At any time after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, subject to the provisions of the First Lien Facilities, the Second Lien Facility may be prepaid in whole or in part subject to the "call premium" described below, provided that loans bearing interest with reference to the reserve-adjusted Eurodollar rate will be prepayable only on the last day of the related interest period unless Borrower pays any related breakage costs.

        With respect to a Second Lien Facility loan on any date of prepayment, the "make-whole premium" means the present value of (a) all required interest payments due on such Second Lien Facility loan from the date of prepayment through and including the make-whole termination date, excluding accrued interest (assuming that the interest rate applicable to all such interest is the LIBOR swap rate at the close of business on the third business day prior to the date of such prepayment with the termination date nearest to the make-whole termination date plus 7.00%) plus (b) the prepayment premium that would be due if such prepayment were made on the day after the make-whole termination date, in each case discounted to the date of prepayment on a quarterly basis (assuming a 360-day year and actual days elapsed) at a rate equal to the sum of such swap rate plus 0.50%.

        The "call premium" means that in the event all or any portion of the Second Lien Facility is repaid as a result of a voluntary prepayment or mandatory prepayment with respect to asset sale proceeds or proceeds received from the issuance of debt after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, such repayments will be made at (i) 105.0% of the amount repaid if such repayment occurs on or after the third anniversary of the Acquisition closing date and prior to the fourth anniversary of the Acquisition closing date, (ii) 103.0% of the amount repaid if such repayment occurs on or after the fourth anniversary of the Acquisition closing date and prior to the fifth anniversary of the Acquisition closing date, and (iii) 101.0% of the amount repaid if such repayment occurs on or after the fifth anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date.

Other Provisions

        Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of December 31, 2008, required debt principal repayments under the Credit Facilities, including those from excess cash flows, total $25.8 million in 2009. Of this amount, $15.7 million is from our scheduled repayments and $10.1 million relates to excess cash flows. Our debt principal repayment requirements are $21.9 million in 2010, $43.7 million in 2011, $133.8 million in 2012, $103.8 million in 2013, and $708.5 million thereafter.

Notes Payable

        In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise

Cascade's favor. With the exception of our subsidiaries that are party to the Credit and Guaranty Agreement dated as of February 22, 2008, each of our current and future domestic subsidiaries are joint and several obligors under this note, as reflected by a Subordinated Guaranty Agreement, which guarantees our obligations under the note.

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

        We may prepay the notes at any time in whole or in part, without premium or penalty, subject to any restrictions contained in our senior credit facilities. We must prepay the notes upon the occurrence of the following events: (i) a change of control (as defined in the Credit Facilities), (ii) a sale or transfer of 50% or more of the company's assets, and (iii) events of default (as provided in the notes). We must use the proceeds from the sale of equity or debt securities or borrowings to repay the notes, subject to any restrictions contained in our senior credit facilities.

Other

        At December 31, 2008, we had $72.6 million of costs recorded in "Deferred financing costs" on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $9.3 million of amortization expense for the year ended December 31, 2008, in "Interest expense" in our Consolidated Statements of Income (Loss).

        In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At December 31, 2008, we had $1,037.5 million of variable-rate debt outstanding, of which $685.0 million was hedged using interest rate derivatives. At December 31, 2008, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see "Disclosures of Financial Market Risks" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        For the year ended December 31, 2008, cash payments for interest, net of interest capitalized, were $72.8 million. No payments were made during the period of February 1 (Inception) through December 31, 2007, or the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007.

Contractual Obligations

        In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2008. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2009	2010-2011	2012-2013	Thereafter	Total
	(millions)
Long-term debt, including current portion (a)	$25.8	$65.6	$237.6	$708.5	$1,037.5
Interest (b)	64.6	126.2	109.8	33.9	334.5
Notes payable (c)	—	—	—	185.6	185.6
Operating leases (d)	12.1	22.3	18.0	26.0	78.4
Purchase obligations
Raw materials and finished goods inventory (e)	81.1	60.1	19.1	9.5	169.8
Utilities (f)	22.8	0.6	0.4	0.2	24.0
Other	8.2	3.3	—	—	11.5
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits (g)	6.1	81.5	59.5	4.6	151.7
Other (h)	2.0	3.1	—	30.9	36.0

	$222.7	$362.7	$444.4	$999.2	$2,029.0

(a)
These borrowings are further explained in "Financing Activities" under "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt. Of the $25.8 million of total principal payments due in 2009, $15.7 million relates to our scheduled repayments and $10.1 million relates to excess cash flows.

(b)
Amounts represent estimated interest payments as of December 31, 2008, and assume our long-term debt is held to maturity.

(c)
In connection with the Acquisition, Boise Inc. issued to Boise Cascade a $41.0 million 15.75% subordinated promissory note that compounds quarterly and matures in 2015. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase in the note reflects $17.3 million of postclosing working capital adjustments in Boise Cascade's favor. After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for $53.8 million, including accrued interest but before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. The interest on these notes is not paid in cash, but accumulates and is added to the principal amount outstanding on the notes. The table above assumes that the accumulated interest is paid in 2015 with the principal balance of the notes.

(d)
We enter into operating leases in the normal course of business. We lease our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. For more information, see Note 8, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(e)
Included among our raw materials purchase obligations are contracts to purchase approximately $168.7 million of wood fiber. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or current-quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(f)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2008, or upon contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(g)
Amounts consist primarily of pension and other postretirement benefit obligations, including current portion of $2.0 million.

(h)
Includes current liabilities of $3.0 million.

        In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business.

Off-Balance-Sheet Activities

        At December 31, 2008 and 2007, we had no off-balance-sheet arrangements with unconsolidated entities. The Predecessor had no off-balance-sheet arrangements with unconsolidated entities at December 31, 2007.

Guarantees

        Note 18, Commitments and Guarantees, and Note 12, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

        Our major costs of production are labor, wood fiber, energy, and chemicals. Fiber costs in the Pacific Northwest remain high by historical standards. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and are relatively high by historical standards. We have also seen significantly higher chemical costs in the current year, compared with historical standards. Fiber, energy, and chemical costs were $530.0 million, $340.2 million, and $262.6 million, respectively, for the combined year ended December 31, 2008, compared with $505.3 million, $294.5 million, and $228.1 million, respectively, for the year ended December 31, 2007. Combined, this represents a cost increase of $104.9 million in 2008, compared with 2007.

        We experience some seasonality, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by changes in agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities. Seasonality also affects working capital levels as described in "Seasonality" in "Item 1. Business" of this Form 10-K.

Disclosures of Financial Market Risks

        We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives' inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

        In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either "Net income (loss)" or "Other comprehensive income (loss)" as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in "Other comprehensive income (loss)" in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The fair value of the hedged exposure is presumed to be the market value of the hedging instrument when critical terms match. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

        With the exception of the 15.75% notes payable maturing in August 2015, our debt is variable-rate debt. At December 31, 2008, the estimated value of the notes payable, based on then-current interest rates for similar obligations with like maturities, was approximately $37.6 million less than the amount recorded on our Consolidated Balance Sheet. At December 31, 2008, the estimated value of our variable-rate debt, based on then current interest rates for similar obligations with like maturities, was approximately $351.6 million less than the amount recorded on our Consolidated Balance Sheet.

        The table below provides a summary of our long-term debt obligations as of December 31, 2008. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future rates. The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities. Changes in market rates of interest affect the fair value of our fixed-rate debt (in millions, except for percentages):

							December 31, 2008
	2009	2010	2011	2012	2013	There- after	Total	Fair Value
Debt
Long-term debt (a)
Fixed-rate debt payments (b)
Notes payable (c)	$—	$—	$—	$—	$—	$185.6	$185.6	$148.0
Average interest rates	—	—	—	—	—	15.75%	15.75%	—
Variable-rate debt payments (b)	$25.8	$21.9	$43.7	$133.8	$103.8	$708.5	$1,037.5	$685.8
Average interest rates (d)	5.33%	4.75%	4.75%	4.78%	4.55%	7.04%	6.31%	—
(a)
Includes current portion.

(b)
These obligations are further explained in "Financing Activities" under Liquidity and Capital Resources in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(c)
The table above assumes that accumulated interest is paid in 2015 with the principal balance of the notes, as the interest on these notes payable is not paid in cash but accumulates and is added to the principal amount outstanding on the notes. The fair value of these notes also assumes that accumulated interest is paid in 2015 with the principal amount of these notes payable. At December 31, 2008, we recorded $66.6 million in "Notes payable" on our Consolidated Balance Sheet related to these notes.

(d)
Does not include the effect of interest rate derivatives.

        In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At December 31, 2008, we had $1,037.5 million of variable-rate debt outstanding, of which $685.0 million was hedged using interest rate derivatives. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a LIBOR cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

        Second Lien Facility.    We account for the interest rate derivatives with a notional amount of $260.0 million that hedge our exposure to interest rate fluctuations on our Second Lien Facility as economic hedges. At December 31, 2008, we recorded the fair value of the interest rate derivatives, or $0.1 million, in "Other assets" on our Consolidated Balance Sheet. During the year ended December 31, 2008, we recorded the change in fair value of these derivatives, or $0.5 million of expense, in "Change in fair value of interest rate derivatives" in our Consolidated Statement of Income (Loss). During the year ended December 31, 2008, we recorded $0.2 million in "Interest expense" for the amortization of the premiums paid for the interest rate derivatives.

        First Lien Facility.    We account for the interest rate derivatives that hedge part of the interest rate risk on our Tranche B Term Loan Facility as cash flow hedges. These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At December 31, 2008, we recorded the fair value of the interest rate derivatives, or $0.2 million, in "Other assets" on our Consolidated Balance Sheet. During the year ended December 31, 2008, we recorded the change in fair value of these derivatives, or a $0.8 million loss, in "Accumulated other comprehensive income" on our Consolidated Balance Sheet. No amounts were reclassified to interest expense. During the year ended December 31, 2008, we recorded $0.4 million in "Interest expense" for the amortization of the premiums paid for the interest rate derivatives. At December 31, 2008, there was no ineffectiveness related to these hedges.

        Effective December 31, 2008, we began utilizing the calculated base rate plus 250 basis points on the Tranche B Term Loan Facility rather than the LIBOR plus 350 basis points (subject to a floor of 4.00%) used prior to December 31, 2008. As the interest rate on this debt no longer matches the rate on the interest rate derivatives used to hedge a portion of that debt, we no longer designate the interest rate derivatives as cash flow hedges and will account for them as economic hedges. The amounts recorded in "Accumulated other comprehensive income" on our Consolidated Balance Sheet will be amortized to interest expense over the remaining life of the interest rate derivatives. Changes in the fair value of these derivatives will be recorded in "Change in fair value of interest rate derivatives" in our Consolidated Statements of Income (Loss).

Energy Risk

        We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2008, we had entered into derivative instruments related to approximately 72% of our forecasted natural gas purchases for the period of January through February 2009, approximately 62% of our forecasted natural gas purchases for March 2009, approximately 60% of our forecasted natural gas purchases from April 2009 through October 2009, approximately 18% of our forecasted natural gas purchases from November 2009 through March 2010, and approximately 8% of our forecasted natural gas purchases from April 2010 through October 2010. These derivatives include three-way collars, call spreads, and swaps.

        A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. This strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following table summarizes our position related to these instruments as of December 31, 2008:

	Three-Way Collar
	January 2009 Through March 2009		April 2009 Through October 2009		November 2009 Through March 2010		April 2010 Through October 2010
Volume hedged	1,000 mmBtu/day	1,000 mmBtu/day	1,000 mmBtu/day	7,000 mmBtu/day	6,000 mmBtu/day	500 mmBtu/day	2,500 mmBtu/day
Strike price of call sold	$14.00	$14.00	$14.00	$12.00	$12.00	$12.00	$12.00
Strike price of call bought	11.00	11.00	11.00	9.00	9.00	9.00	9.00
Strike price of put sold	10.05	6.38	6.50	6.50	6.50	6.00	6.15
Three-way collar premium	—	—	0.095	0.176	0.166	—	—
Approximate percent hedged	3%	3%	3%	23%	16%	1%	8%

        A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price less the difference between the purchased call and the written call strike price plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of December 31, 2008:

	Call Spreads
	January 2009 Through March 2009	April 2009 Through October 2009
Volume hedged	21,000 mmBtu/day	10,000 mmBtu/day
Strike price of call sold	$15.00	$15.00
Strike price of call bought	10.50	10.50
Net cap premium	1.27	0.84
Approximate percent hedged	57%	33%

        A swap fixes the price of the volumes under contract by paying our counterparty a fixed price for such volumes and receiving the variable NYMEX price for each month from our counterparty. The following table summarizes our position related to fixed-price swap instruments as of December 31, 2008:

Swaps
January 2009 Through February 2009
Volume hedged	3,500 mmBtu/day
Fixed price	$7.69
Approximate percent hedged	9%

        We have elected to account for these instruments as economic hedges. At December 31, 2008, we recorded the fair value of the derivatives, or $7.3 million, in "Accrued liabilities, Other" on our Consolidated Balance Sheet. During the year ended December 31, 2008, we recorded the change in fair value of the instruments, or $7.4 million of expense, in "Materials, labor, and operating expenses" in our Consolidated Statements of Income (Loss).

Foreign Currency Risk

        While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of December 31, 2008.

Predecessor

        During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

Fair Value Measurements

        In accordance with the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-2 (see "New and Recently Adopted Accounting Standards" in this Management's Discussion and Analysis of Financial Condition and Results of Operations), we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of financial instruments that are used to hedge exposures to interest rate and energy risks. For these financial instruments, fair value is determined at each balance sheet date based on LIBOR rates and interest rate curves and NYMEX price quotations, respectively, under the terms of the contracts using current market information as of the reporting date. The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at December 31, 2008, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Assets:
Interest rate derivatives (a)	$0.3	$—	$0.3	$—

	$0.3	$—	$0.3	$—

Liabilities:
Energy derivatives (b)	$7.3	$—	$7.3	—

	$7.3	$—	$7.3	$—

(a)
Includes $0.3 million recorded in "Other assets" on our Consolidated Balance Sheet.

(b)
Includes $7.3 million recorded in "Accrued Liabilities, Other" on our Consolidated Balance Sheet.

        As of December 31, 2008, we did not have any fair value measurements using significant unobservable inputs (level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(millions)
Derivatives designated as cash flow hedging instruments
Interest rate contracts	Other assets	$0.2	Accrued liabilities	$—

Total derivatives designated as cash flow hedging instruments		$0.2		$—

Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$0.1	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	7.3

Total derivatives designated as economic hedging instruments		$0.1		$7.3

Total Derivatives		$0.3		$7.3

(a)
See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Year Ended December 31, 2008
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(millions)
Interest rate contracts	$(0.8)	Interest income/expense	$—	Interest rate contracts	Change in fair value of interest rate derivatives	$(0.5)
				Natural gas contracts	Materials, labor, and other operating expenses	(7.4)

	$(0.8)		$—			$(7.9)

(a)
See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

Environmental

        Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions,

wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure you that we will at all times be in full compliance with environmental requirements, and we cannot assure you that we will not incur fines and penalties in the future. In 2008, we made no payments for environmental fines and penalties across all of our segments. In all periods presented, environmental spending for fines and penalties across all of our segments was immaterial.

        We incur, and we expect to incur, substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2008, we spent $1.4 million on capital expenditures to comply with environmental requirements. We anticipate capital expenditures of approximately $3 million in 2009 to comply with environmental requirements and expect to spend similar or greater amounts on environmental capital expenditures in the years ahead.

        As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We can be found liable under these laws if we knew of or were responsible for the presence of such substances. In some cases, this liability may exceed the value of the property itself.

        OfficeMax retained responsibility for environmental liabilities that occurred with respect to businesses, facilities, and other assets not purchased by Madison Dearborn from OfficeMax in the 2004 Transaction. In addition, OfficeMax generally indemnifies our operating subsidiaries, Boise White Paper, L.L.C., and Boise Packaging and Newsprint, L.L.C., for hazardous substance releases and other environmental violations that occurred prior to the 2004 Transaction at the businesses, facilities, and other assets purchased by such subsidiaries. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax.

Critical Accounting Estimates

        Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. Our current critical accounting estimates are as follows:

Acquisitions — Purchase Price Allocation

        We accounted for acquisitions prior to January 1, 2009, in accordance with the provisions of SFAS No. 141, Business Combinations. We assigned to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of the acquisition. Based on the values assigned to all of the assets and liabilities in the purchase price allocation, no goodwill was recorded in the Acquisition valuation.

        We have completed our purchase price allocation of the fair value of assets acquired and liabilities assumed in connection with our Acquisition of the Paper, Packaging, and most of the

Corporate and Other segments of Boise Cascade. This purchase price allocation required management's estimates of such things as the new replacement value of property and equipment, obsolescence factors, royalty rates, future sales prices, input costs, and capital spending to estimate future cash flows, discount rates, and the cost of acquiring customers, among others. These estimates affect, in turn, the amount and timing of the recognition of depreciation and amortization expense, cost of goods sold, income and other tax expense, the carrying amounts of inventory, long-lived and intangible assets, and liabilities assumed. We engaged valuation experts to assist us with this purchase price allocation. The following discussion describes the purchase price allocation.

        The comparative sales method was used in valuing the finished goods inventory. We used estimates of expected sales prices for the inventory items. Disposal costs already incurred by the Predecessor were derived from the accounting records of the Predecessor. Costs to be incurred by us were based on our forecasted selling expenses, distribution expenses, and general and administrative expenses. Costs yet to be incurred were subtracted from the estimated sales proceeds. Pre-tax profit was calculated based on our expected margins. The total pre-tax profit to be generated from the inventory was then allocated to the Predecessor based on costs already incurred by them and estimated costs to be incurred by us. Holding costs were estimated based on a pre-tax working capital rate and expected inventory turnover.

        Raw materials, including logs, and supplies were assumed to have a fair value equal to the net book value of the Predecessor, unless they were identified for disposal in other than the normal manufacturing process. The net book value was judged to approximate current replacement cost. Items to be disposed of in other than the normal manufacturing process were valued at their estimated net disposal value. Work-in-process inventory was not significant and was assumed to have fair value equal to its net book value.

        The value of property and equipment reflects assumptions that would be made by market participants if they were to buy or sell each identified asset on an individual basis. They were valued at their highest and best use, which was assumed to be for their continued current uses. The sales comparison approach was used to value acquired land. Under this approach, land sales in each of the company's geographic areas were obtained and compared to the acquired property, focusing most heavily on recent sales of similar size, location, and zonings. The fair value of buildings and improvements and machinery and equipment was estimated using the cost approach. Under this method, the cost to replace the asset was estimated assuming the cost of constructing or buying a similar asset of equivalent utility at current price. This current replacement cost was reduced for estimated depreciation of the asset, including physical deterioration, functional obsolescence, and economic obsolescence.

        We assigned value to various intangible assets. We concluded that the trademark and trade name had value. To determine that value, a relief from royalty method was used. This method assumes that through ownership of the trademark and trade name the acquirer avoids the royalty expense associated with licensing, resulting in cost savings. The primary variable in this method is the selection of an appropriate royalty rate. This royalty rate can then be used in a discounted cash flow analysis to determine the values of the intangible assets. Royalty rates are usually determined as a percentage of net sales. Because the paper industry is highly commoditized, we concluded that name recognition is less important to customers than other factors such as price. As a result, a minimal royalty rate was used in the valuation.

        If an entity establishes relationships with its customers through contracts such as purchase orders, those customer contracts and the related customer relationships are intangible assets that must be valued in a purchase price allocation. Because customers in our industry are more price-driven than relationship-driven, the customer relationships were valued utilizing a cost approach, which looks at the cost to replace the existing customer relationship. Using historical cost data for sales and distribution employees, we calculated employee costs to which we added additional estimated costs such as travel and entertainment, promotional, information technology, telecommunication and training. The sum of these costs adjusted for economic obsolescence represented our estimate of the fair value of the customer-related intangible assets.

        We determined that technology-based intangible assets existed in the acquired business. These assets relate to innovations or technological advances. In estimating the fair value of this technology, the relief from royalty method was employed. Again, this method is based on the assumption that in lieu of ownership an entity would be willing to pay a royalty in order to exploit the related benefits of technology assets. We identified various specific technologies that should be valued and then, based on estimated product margins for the associated products and industry data, a royalty rate for each technology was established. These rates were used in a discounted cash flow analysis to determine the values of the technology-based intangible assets.

        We also considered the valuation of other intangible assets such as favorable contracts, including leases, order backlogs, and internally developed software, and concluded that the values to be assigned to these assets, if any, were minimal.

        Liabilities were recorded at the historical book value of the Predecessor in most instances. We did establish liabilities for the obligations for the defined benefit plans assumed in the transactions. These obligations were not previously recorded by the Predecessor. For further information, see "Pensions" in this discussion of Critical Accounting Estimates. We also recorded deferred tax liabilities to recognize the book and tax basis differences of assets and liabilities recorded in the purchase price allocation.

Long-Lived Asset Impairment

        We account for the impairment of long-lived assets in all of our segments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

        Long-lived asset impairment is a critical accounting estimate, as it is susceptible to change from period to period. To estimate whether the carrying value of an asset or asset group is impaired, we estimate the undiscounted cash flows that could be generated under a range of possible outcomes. To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. In addition, estimates of future cash flows may change based on the availability of logs and fiber, environmental requirements, capital spending, and other strategic management decisions. We estimate the fair value of an asset or asset group based on quoted market prices (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available. When quoted market prices are not available, we use a discounted cash flow model to estimate fair value. We acquired all of our long-lived assets in February 2008 as part of the Acquisition. As a result, most of our long-lived assets are valued at relatively current amounts.

        We believe we have adequate support for the carrying value of all of our assets based on anticipated cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. However, if the markets for our products deteriorate significantly or if we decide to invest capital differently and if other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges that could have a material affect on our results of operations. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

        Given the difficult economic conditions that persisted through 2008, we performed our annual impairment assessment for our indefinite-lived intangible assets for all of our segments in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As the market capitalization of our stock has continued to decline, we have updated our annual impairment assessment to December 31, 2008. Based on the results of our testing, we have concluded that our indefinite-lived intangible assets were not impaired. We have also performed an undiscounted cash flow analysis as of December 31, 2008, and determined that the value of our long-lived assets was not impaired. We also evaluated the remaining useful lives of our customer relationships and technology and determined that no adjustments to the useful lives were necessary.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting, and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. At our inception, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which requires that we recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

        We make judgments and estimates in determining income tax expense for financial statement purposes. These judgments and estimates occur in the calculation of tax credits, benefits, and deductions and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease in our tax provision in a subsequent period.

        We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2008, we recorded a $10.9 million valuation allowance against deferred tax assets related primarily to federal and state net operating losses, because we believe that it is more likely than not that we will not be able to use the net operating loss carry-forwards before they expire. At December 31, 2008, we also recorded $32.9 million and $0.3 million valuation allowances in "Accumulated other comprehensive income" on our Consolidated Balance Sheet against our pension liability and cash flow hedges, respectively.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on FIN 48. It is inherently difficult and subjective to estimate uncertain tax positions, because we have to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. At December 31, 2008, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Pensions

        Some of our employees participate in noncontributory defined pension plans that were either transferred from or spun off from Boise Cascade. The salaried defined benefit pension plan is available only to employees who were formerly employed by OfficeMax before November 2003. The pension benefit for salaried employees is based primarily on the employees' years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. The Predecessor treated participants in these plans as participants in multiemployer plans. Accordingly, the Predecessor did not reflect any assets or liabilities related to the noncontributory defined benefit pension plans on its Consolidated Balance Sheet. The Predecessor did, however, record costs associated with the employees who participated in these plans in its Consolidated Statements of Income (Loss). Expense attributable to participation in noncontributory defined benefit plans for the year ended December 31, 2008, was $8.3 million. These expenses were $1.8 million, $13.1 million, and $14.4 million for the Predecessor period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, respectively.

        We account for pension expense in accordance with SFAS No. 87, Employers' Accounting for Pensions. This statement requires the calculation of pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement rates, mortality rates, expected contributions, and other factors. We based the assumptions used in this analysis to calculate pension expense on the following factors:

        Discount Rate Assumption.    The discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan's projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

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

        Expected Contributions.    Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. In 2009, we are required to make a $4.1 million minimum contribution to our pension plans.

        In accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R), we recognize the funded status of our pension and other postretirement benefit plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of "Accumulated other comprehensive income, net of tax," in our Consolidated Statement of Stockholders' Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

        A change of 0.25% in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases would have had the following effect on 2008 and 2009 pension expense. These sensitivities are specific to 2008 and 2009. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25% Increase	0.25% Decrease
	(millions)
2008 Expense
Discount rate	$8.3	$(0.3)	$0.3
Expected rate of return on plan assets	8.3	(0.7)	0.7
Rate of compensation increases	8.3	0.2	(0.2)
2009 Expense
Discount rate	$9.6	$(0.4)	$0.6
Expected rate of return on plan assets	9.6	(0.8)	0.8
Rate of compensation increases	9.6	—	—

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

		Boise Inc.	Predecessor
		Year Ended December 31
	Year Ending December 31, 2009
		2008	2007
	(millions, except for percentages)
Pension expense	$9.6	$8.3	$13.1
Discount rate	6.20%	6.50%	5.90%
Expected rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increases	4.25%	4.25%	4.25%

        Changes in our actual asset returns affect the amount of expense we recognize in future years. However, under pension accounting rules, this impact is recognized over time. In addition, we are required to adjust our equity in "Accumulated other comprehensive income (loss)" to record minimum pension liabilities under accounting rules. In 2008, we recorded approximately $85 million of reduction to equity. The amount of expense and minimum pension liability we recognize depends on, among other things, actual returns on plan assets, changes in interest rates which affect our discount rate assumptions, and modifications to our plans.

        Pension funding requirements depend in part on returns on plan assets. As of December 31, 2008, our pension assets had a market value of $248 million, compared with $324 million as of February 22, 2008, the date we assumed the obligation for these plans. Assuming a rate of return on plan assets of 7.25% in 2009 and 2010, we estimate that we would be required to contribute $4.1 million in 2009 and approximately $38 million in 2010. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in our plan asset return assumptions, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. Recent declines in the global equity markets may require us to make larger than previously anticipated contributions to our pension plans.

        In December 2008, we amended our defined benefit pension plan for salaried employees (Salaried Plan). This amendment freezes the accumulation of benefits and years of services for participants in the Salaried Plan effective April 15, 2009. Our estimated $38 million contribution for 2010 includes the impact of this amendment.

New and Recently Adopted Accounting Standards

        In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer's Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers' Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective in October 2008, and its adoption did not have a material impact on our financial position or results of operations.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this staff position. Early application is not permitted. We currently do not have any share-based awards that would qualify as participating securities. Therefore, adoption of this FSP did not have a material impact on our financial position, results of operations, or earnings per share.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 became effective on November 15, 2008. Adoption did not have a material impact on our financial position or results of operations.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. We adopted FSP No. FAS 142-3 in January 2009, and it did not have a material impact on our financial position or results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in January 2009, and it had no effect on our financial position or results of operations.

        In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 13, Financial Instruments, we expanded our disclosures about fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. The impact of adopting these standards will be limited to business combinations occurring on or after January 1, 2009.

Non-GAAP Financial Measures

        EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives) and income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management's ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate derivatives, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

        For a reconciliation of net income (loss) to EBITDA, see "Item 6. Selected Financial Data" of this Form 10-K. The following is a reconciliation of historical income (loss) from operations to EBITDA and the effects of items included in EBITDA for the year ended December 31, 2008, the period of February 1 (Inception) through December 31, 2007, the Predecessor period of January 1 through February 21, 2008, and for the years ended December 31, 2007 and 2006:

	Boise Inc.
	Year Ended December 31, 2008				February 1 (Inception) Through December 31, 2007
	Paper	Packaging	Corporate and Other	Total	Paper	Packaging	Corporate and Other	Total
	(millions)
Income (loss) from operations	$32.7	$21.1	$(13.9)	$39.9	$—	$—	$(0.3)	$(0.3)
Foreign exchange gain (loss)	—	—	(4.7)	(4.7)	—	—	—	—

Segment income (loss)	32.7	21.1	(18.6)	35.2	—	—	(0.3)	(0.3)
Depreciation, amortization, and depletion	71.7	35.1	3.2	110.0	—	—	—	—

EBITDA	$104.3	$56.2	$(15.4)	$145.1	$—	$—	$(0.3)	$(0.3)

        EBITDA for the year ended December 31, 2008, and the period of February 1 (Inception) through December 31, 2007, includes the effects of the following items:

	(millions)
St. Helens mill restructuring (a)	$37.6	$—	$—	$37.6	$—	$—	$—	$—
Impact of energy derivatives (b)	6.1	1.3	—	7.4	—	—	—	—
Gain on changes in supplemental pension plans	—	—	(2.9)	(2.9)	—	—	—	—
Inventory purchase accounting expense	7.4	2.8	—	10.2	—	—	—	—
Hurricane losses	—	5.5	—	5.5	—	—	—	—
Impact of DeRidder outage	—	19.8	—	19.8	—	—	—	—

	$51.1	$29.4	$(2.9)	$77.6	$—	$—	$—	$—

	Predecessor
	January 1 Through February 21, 2008				Year Ended December 31, 2007
	Paper	Packaging	Corporate and Other	Total	Paper	Packaging	Corporate and Other	Total
	(millions)
Income (loss) from operations	$20.7	$5.7	$(3.3)	$23.1	$132.3	$40.1	$(11.9)	$160.5
Foreign exchange gain (loss)	—	—	0.1	0.1	1.2	—	—	1.2

Segment income (loss)	20.7	5.7	(3.2)	23.2	133.5	40.1	(11.9)	161.7
Depreciation, amortization, and depletion (c)	0.3	0.1	0.1	0.5	45.0	37.7	1.9	84.6

EBITDA	$21.1	$5.7	$(3.1)	$23.7	$178.5	$77.8	$(10.0)	$246.3

        EBITDA for the period of January 1 through February 21, 2008, and for the year ended December 31, 2007, includes the effects of the following items:

	(millions)
Gain on changes in retiree healthcare programs	$—	$—	$—	$—	$—	$—	$(4.4)	$(4.4)
Impact of energy derivatives (d)	—	—	—	—	7.3	1.4	—	8.7
Wallula start-up	—	—	—	—	4.0	—	—	4.0
Impact of DeRidder Outage	—	0.7	—	0.7	—	—	—	—

	$—	$0.7	$—	$0.7	$11.3	$1.4	$(4.4)	$8.3

	Predecessor
	Year Ended December 31, 2006
	Paper	Packaging	Corporate and Other	Total
	(millions)
Income (loss) from operations	$63.4	$45.3	$(14.9)	$93.8
Foreign exchange gain (loss)	(0.1)	—	—	(0.1)

Segment income (loss)	63.3	45.3	(14.9)	93.7
Depreciation, amortization, and depletion	62.3	50.8	3.3	116.4

EBITDA	$125.6	$96.1	$(11.6)	$210.1

        EBITDA for the year ended December 31, 2006, includes the effects of the following items:

	(millions)
Gain on changes in retiree healthcare programs	$—	$—	$(3.7)	$(3.7)
Impact of energy derivatives (d)	15.0	3.1	—	18.1
Write-downs associated with sale of Vancouver mill	2.4	—	—	2.4
Jackson sawmill closure expense	1.7	—	—	1.7
Special project costs	—	—	2.8	2.8

	$19.1	$3.1	$(0.9)	$21.3

(a)
In November 2008, we announced the restructuring of our St. Helens, Oregon, paper mill. Of the $37.6 million restructuring charge, $29.8 million is included in "St. Helens mill restructuring," and

  $7.8 million related to inventory write-downs is included in "Materials, labor, and other operating expenses."

(b)
We have elected to account for these energy derivatives as economic hedges and record changes in fair value of the instruments in "Materials, labor, and operating expenses" in our Consolidated Statements of Income (Loss). These instruments consist of natural gas swaps, options, or a combination of these instruments and are entered into for the purpose of hedging the variable cash flow risk of natural gas purchases at index.

(c)
The year ended December 31, 2007, included approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in our Paper, Packaging, and Corporate and Other segments as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(d)
We have elected to account for these energy derivatives as cash flow hedges and record changes in fair value of these instruments in "Accumulated other comprehensive income" on our Consolidated Balance Sheets and reclassify amounts realized during the period in "Materials, labor, and other operating expenses" in our Consolidated Statements of Income (Loss) as natural gas is consumed. These instruments consist of natural gas swaps and are entered into for the purpose of hedging the variable cash flow risk of natural gas purchases at index.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In addition to the sensitivity analysis provided below, information concerning quantitative and qualitative disclosures about market risk can be found under the caption "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

        Our operations can be affected by the following sensitivities. These sensitivities are based on our 2008 operations and have been adjusted to reflect the restructuring of our St. Helens mill:

Sensitivity Analysis	Estimated Annual Impact on Income Before Taxes
(in millions)
Each $10/short ton change in the selling price of the following products (except for corrugated containers and sheets):
Paper
Uncoated freesheet	$12
Packaging
Containerboard (linerboard)	2
Newsprint	4
Corrugated containers and sheets ($1.00/msf change in price)	6
Interest rate (1% change in interest rate on our variable-rate debt before hedging)	10
Energy (a)
Natural gas ($1.00/mmBtu change in price before hedging)	13
Diesel ($0.50/gallon change in price before hedging)	13
Fiber (1% change in cost of fiber)	5
Chemicals (1% change in cost of chemicals)	2
(a)
Based on 2008 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Inc.
(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)
Consolidated Statements of Income (Loss)
(in thousands, except share and per-share data)

	Boise Inc.		Predecessor
	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Sales
Trade	$1,990,207	$—	$258,430	$1,636,605	$1,567,421
Related parties	80,425	—	101,490	695,998	654,536

	2,070,632	—	359,920	2,332,603	2,221,957

Costs and expenses
Materials, labor, and other operating expenses	1,756,826	—	313,931	1,948,230	1,874,344
Fiber costs from related parties	54,628	—	7,662	39,352	30,418
Depreciation, amortization, and depletion	109,988	—	477	84,649	116,398
Selling and distribution expenses	48,278	—	9,097	59,488	59,756
General and administrative expenses	34,258	334	6,606	44,549	44,498
St. Helens mill restructuring	29,780	—	—	—	—
Other (income) expense, net	(2,980)	—	(989)	(4,142)	2,724

	2,030,778	334	336,784	2,172,126	2,128,138

Income (loss) from operations	39,854	(334)	23,136	160,477	93,819

Foreign exchange gain (loss)	(4,696)	—	54	1,184	(86)
Change in fair value of interest rate derivatives	(479)	—	—	—	—
Interest expense	(91,220)	(6)	(2)	—	—
Interest income	2,246	10,422	161	697	569

	(94,149)	10,416	213	1,881	483

Income (loss) before income taxes	(54,295)	10,082	23,349	162,358	94,302
Income tax (provision) benefit	8,772	(4,590)	(563)	(2,767)	(1,381)

Net income (loss)	$(45,523)	$5,492	$22,786	$159,591	$92,921

Weighted average common shares outstanding:
Basic and diluted	73,635,665	34,272,754	—	—	—
Net income (loss) per common share:
Basic and diluted	$(0.62)	$0.16	$—	$—	$—

See accompanying notes to consolidated financial statements.

Boise Inc.
(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)
Consolidated Balance Sheets
(in thousands)

	Boise Inc.		Predecessor
	December 31, 2008	December 31, 2007	December 31, 2007
ASSETS
Current
Cash and cash equivalents	$22,518	$186	$8
Cash held in trust	—	403,989	—
Receivables
Trade, less allowances of $961, $0, and $1,063	220,204	—	181,799
Related parties	1,796	—	36,452
Other	4,937	—	10,224
Inventories	335,004	—	324,679
Deferred income taxes	5,318	85	—
Prepaid and other	6,289	59	6,936

	596,066	404,319	560,098

Property
Property and equipment, net	1,262,810	—	1,192,344
Fiber farms and deposits	14,651	—	17,843

	1,277,461	—	1,210,187

Deferred financing costs	72,570	—	—
Goodwill	—	—	42,218
Intangible assets, net	35,075	—	23,967
Other assets	7,114	3,293	9,242

Total assets	$1,988,286	$407,612	$1,845,712

See accompanying notes to consolidated financial statements.

Boise Inc.
(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)
Consolidated Balance Sheets (continued)
(in thousands, except share data)

	Boise Inc.		Predecessor
	December 31, 2008	December 31, 2007	December 31, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Current portion of long-term debt	$25,822	$—	$—
Income taxes payable	841	1,280	306
Accounts payable
Trade	177,157	—	178,686
Related parties	3,107	—	299
Accrued liabilities
Compensation and benefits	44,488	—	53,573
Interest payable	184	—	—
Deferred underwriting fee	—	12,420	—
Other	17,402	1,015	16,716

	269,001	14,715	249,580

Debt
Long-term debt, less current portion	1,011,628	—	—
Notes payable	66,606	—	—

	1,078,234	—	—

Other
Deferred income taxes	8,907	—	896
Compensation and benefits	149,691	—	6,030
Other long-term liabilities	33,007	—	29,427

	191,605	—	36,353

Common stock subject to possible conversion (16,555,860 shares at conversion value at December 31, 2007)	—	159,760	—

Commitments and contingent liabilities
Stockholders' Equity
Business unit equity	—	—	1,559,779
Preferred stock, $.0001 par value per share: 1,000,000 shares authorized; none issued	—	—	—
Common stock, $.0001 par value per share: 250,000,000 shares authorized; 79,716,130 shares and 51,750,000 shares issued and outstanding (which included 16,555,860 shares subject to possible conversion at December 31, 2007)	8	5	—
Additional paid-in capital	575,151	227,640	—
Accumulated other comprehensive loss	(85,682)	—	—
Income accumulated during development stage	—	5,492	—
Accumulated deficit	(40,031)	—	—

Total stockholders' equity	449,446	233,137	1,559,779

Total liabilities and stockholders' equity	$1,988,286	$407,612	$1,845,712

See accompanying notes to consolidated financial statements.

Boise Inc.
(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)
Consolidated Statements of Cash Flows
(in thousands)

	Boise Inc.		Predecessor
	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash provided by (used for) operations
Net income (loss)	$(45,523)	$5,492	$22,786	$159,591	$92,921
Items in net income (loss) not using (providing) cash
Depreciation, amortization, and depletion of deferred financing costs and other	119,933	—	477	84,649	116,398
Share-based compensation expense	3,096	—	—	—	—
Related-party interest expense	2,760	—	—	—	—
Notes payable interest expense	5,512	—	—	—	—
Interest income on cash held in trust	—	(10,414)	—	—	—
Pension and other postretirement benefit expense	8,388	—	1,826	13,334	14,971
Deferred income taxes	(9,363)	—	11	253	—
Change in fair value of energy derivatives	7,445	—	(37)	432	(516)
Change in fair value of interest rate derivatives	479	—	—	—	—
St. Helens mill restructuring	35,998	—	—	—	—
Gain on changes in retiree healthcare programs	—	—	—	(4,367)	(3,741)
(Gain) loss on sales of assets, net	—	—	(943)	(112)	2,213
Other	4,696	—	(54)	(1,184)	2,598
Decrease (increase) in working capital, net of acquisitions
Receivables	25,296	—	(23,522)	(4,357)	(6,443)
Inventories	(28,950)	—	5,343	(4,402)	(45,416)
Prepaid expenses	(1,044)	(59)	875	(833)	646
Accounts payable and accrued liabilities	(17,801)	257	(10,718)	18,414	14,634
Current and deferred income taxes	(1,057)	1,284	335	509	(1,224)
Pension and other postretirement benefit payments	(636)	—	(1,826)	(13,334)	(14,971)
Other	(1,483)	—	2,326	178	828

Cash provided by (used for) operations	107,746	(3,440)	(3,121)	248,771	172,898

Cash provided by (used for) investment
Acquisition of businesses and facilities	(1,216,459)	(2,624)	—	—	(42,609)
Cash released from (held in) trust, net	403,989	(393,575)	—	—	—
Expenditures for property and equipment	(90,597)	—	(10,168)	(141,801)	(109,073)
Sales of assets	394	—	17,662	14,224	3,824
Additional Consideration Agreement payment	—	—	—	(32,542)	—
Other	(5,703)	—	863	1,769	1,949

Cash provided by (used for) investment	(908,376)	(396,199)	8,357	(158,350)	(145,909)

Cash provided by (used for) financing
Issuances of long-term debt	1,125,700	—	—	—	—
Payments of long-term debt	(88,250)	—	—	—	—
Issuances of short-term debt	—	137	—	—	—
Payments of short-term debt	—	(137)	—	—	—
Payments to stockholders for exercise of conversion rights	(120,170)	—	—	—	—
Payments of deferred financing fees	(81,898)	—	—	—	—
Payments of deferred underwriters fees	(12,420)	(16,560)	—	—	—
Proceeds from sale of shares of common stock to initial stockholders	—	25	—	—	—
Proceeds from public offering	—	414,000	—	—	—
Proceeds from issuance of insider warrants	—	3,000	—	—	—
Net equity transactions with related parties	—	—	(5,237)	(90,420)	(26,990)
Other	—	(640)	—	—	—

Cash provided by (used for) financing	822,962	399,825	(5,237)	(90,420)	(26,990)

Increase (decrease) in cash and cash equivalents	22,332	186	(1)	1	(1)
Balance at beginning of the period	186	—	8	7	8

Balance at end of the period	$22,518	$186	$7	$8	$7

See accompanying notes to consolidated financial statements.

Boise Inc.
(Formerly Aldabra 2 Acquisition Corp., a Corporation in the Development Stage)
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

Common Shares Outstanding		Total Stockholders' Equity	Business Unit Equity	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Income Accumulated During Development Stage	Accumulated Deficit
	Predecessor
—	Balance at December 31, 2005	$1,424,533	$1,424,677	$—	$—	$—	$(144)	$—	$—

	Comprehensive income (loss):
	Net income	92,921	92,921	—	—	—	—	—	—
	Other comprehensive loss, net of tax
	Cash flow hedges	(9,232)	—	—	—	—	(9,232)	—	—

	Comprehensive income:	$83,689

—	Net equity transactions with related parties	(26,990)	(26,990)	—	—	—	—	—	—

—	Balance at December 31, 2006	$1,481,232	$1,490,608	$—	$—	$—	$(9,376)	$—	$—

	Comprehensive income:
	Net income	159,591	159,591	—	—	—	—	—	—
	Other comprehensive income, net of tax
	Cash flow hedges	9,376	—	—	—	—	9,376	—	—

	Comprehensive income:	$168,967

—	Net equity transactions with related parties	(90,420)	(90,420)	—	—	—	—	—	—

—	Balance at December 31, 2007	$1,559,779	$1,559,779	$—	$—	$—	$—	$—	$—

	Boise Inc.
—	Balance at February 1, 2007 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—

	Comprehensive income:
	Net income	5,492	—	—	—	—	—	5,492	—

	Comprehensive income	$5,492

10,350,000	Issuance of common stock to initial stockholders on February 1, 2007 (Inception) at $.002 per share	25	—	—	1	24	—	—	—
	Proceeds of issuance of warrants	3,000	—	—	—	3,000	—	—	—
41,400,000	Sale of 41,400,000 units through public offering net of underwriter's discount and offering expenses (which includes 16,555,860 shares subject to conversion)	384,380	—	—	4	384,376	—	—	—
	Less 16,555,860 shares of common stock subject to possible conversion	(159,760)	—	—	—	(159,760)	—	—	—

51,750,000	Balance at December 31, 2007	$233,137	$—	$—	$5	$227,640	$—	$5,492	$—

	Comprehensive loss:
	Net loss	(45,523)	—	—	—	—	—	—	(45,523)
	Other comprehensive loss, net of tax
	Cash flow hedges	(760)	—	—	—	—	(760)	—	—
	Unfunded accumulated benefit obligation	(84,922)	—	—	—	—	(84,922)	—	—

	Other comprehensive loss	(85,682)					(85,682)		(45,523)

	Comprehensive loss	$(131,205)

	Reclassification of income accumulated during development stage	—	—	—	—	—	—	(5,492)	5,492
37,857,374	Issuance of common stock for acquisition at $9.15 per share (net of a 12% discount for lack of marketability)	304,828	—	—	4	304,824	—	—	—
2,450,617	Restricted stock	3,096	—	—	—	3,096	—	—	—
(24,517)	Restricted stock forfeited	—	—	—	—	—	—	—	—
30,083	Restricted stock vested	—	—	—	—	—	—	—	—
	Shares of common stock subject to possible conversion converted to permanent equity	159,760	—	—	—	159,760	—	—	—
(12,347,427)	Reclassify shares of common stock subject to possible conversion that was not redeemed to permanent equity	(120,170)	—	—	(1)	(120,169)	—	—	—

79,716,130	Balance at December 31, 2008	$449,446	$—	$—	$8	$575,151	$(85,682)	$—	$(40,031)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation

        Boise Inc. (formerly Aldabra 2 Acquisition Corp.) or "the Company," "we," "us," or "our" was a blank check company created on February 1, 2007 (Inception) and organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business. On February 22, 2008, Boise Inc. completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-K as the "Predecessor." The Acquisition was accomplished through the Company's acquisition of Boise Paper Holdings, L.L.C. See Note 3, Acquisition of Boise Cascade's Paper and Packaging Operations, for more information related to the Acquisition.

        The following sets forth our corporate structure following the Acquisition:

        Boise Inc. operates its business in three reportable segments, Paper, Packaging, and Corporate and Other (support services) and is headquartered in Boise, Idaho. Boise Inc. manufactures packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp.

        The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the year ended December 31, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the period of January 1 through February 21, 2008, and for the years ended December 31, 2007 and 2006, of the Predecessor are presented for comparative purposes. The period of February 1 (Inception) through December 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

        For the Predecessor periods presented, the consolidated financial statements include accounts specifically attributed to the Paper Group and a portion of Boise Cascade's shared corporate general and administrative expenses. These shared services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Some corporate costs related solely to the Predecessor and were allocated totally to these operations. Shared corporate general and administrative expenses not specifically identifiable to the Paper Group were allocated primarily based on average sales, assets, and labor costs. The Predecessor consolidated financial statements do not include an allocation of Boise Cascade's debt, interest, and deferred financing costs, because none of these items were specifically identified as corporate advances to, or borrowings by, the Predecessor. Boise Cascade used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs are not allocated to the Predecessor, the effects of the interest rate swaps are not included in the consolidated financial statements. During the Predecessor periods presented, income taxes, where applicable, were calculated as if the Predecessor were a separate taxable entity. For the period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the majority of the businesses and assets of the Predecessor were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. In addition to the businesses and assets held and operated by limited liability companies, the Predecessor had taxable corporations subject to federal, state, and local income taxes for which taxes were recorded. Information on the allocations and related-party transactions is included in Note 5, Transactions With Related Parties.

2.     Summary of Significant Accounting Policies

Consolidation and Use of Estimates

        The consolidated financial statements include the accounts of Boise Inc. and its subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the determination and allocation of the fair values of assets acquired and liabilities assumed in an acquisition; the assessment of the recoverability of long-lived assets; the recognition, measurement, and valuation of current and deferred income taxes; valuation and recognition of pension expense and liabilities; and valuation of accounts receivable, inventories, and asset retirement obligations, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets; volatile equity, foreign currency, and energy markets; and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

        We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b) shipping point. For sales transactions designated f.o.b destination, revenue is recorded when the product is delivered to the customer's delivery site. Fees for shipping and handling charged to customers for sales transactions are included in "Sales." Costs related to shipping and handling are included in "Materials, labor, and other operating expenses."

        Until late February 2009, we sold all of the newsprint we produced to Abitibi Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. (AbitibiBowater), at a price equal to the price AbitibiBowater's mills received from its customers, less associated expenses and a sales and marketing discount. In accordance with Emerging Issues Task Force (EITF) 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products), the discount was presumed to be a reduction of the selling price of the product and, therefore, was characterized as a reduction of revenue in our Consolidated Statements of Income (Loss).

Equity Compensation

        We account for the restricted stock and restricted stock units (collectively restricted stock) granted under the Boise Inc. Incentive and Performance Plan (the Plan) under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. We accrue compensation expense for the restricted stock based on the fair value on the date of the grant. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock. During the year ended December 31, 2008, we recognized $3.1 million of compensation expense. Most of these costs were recorded in "General and administrative expenses" in our Consolidated Statements of Income (Loss). See Note 15, Stockholders' Equity, for a discussion of the Plan and the method we use to calculate compensation expense.

        During the Predecessor periods presented, equity compensation was granted to the Predecessor's employees under Boise Cascade's equity compensation plans. These equity compensation plans were accounted for under SFAS No. 123(R). During the Predecessor period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the Predecessor recognized $0.2 million, $1.7 million, and $1.8 million of compensation expense, most of which was recorded in "General and administrative expenses" in the Consolidated Statements of Income (Loss).

Research and Development Costs

        We expense research and development costs as incurred. For the year ended December 31, 2008, research and development expenses were $1.0 million. For the Predecessor period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, research and development expenses were $0.1 million, $0.7 million, and $0.6 million, respectively.

Advertising Costs

        We expense the cost of advertising as incurred. For the year ended December 31, 2008, advertising expenses were $2.3 million. For the Predecessor period of January 1 through

February 21, 2008, and the years ended December 31, 2007 and 2006, advertising expenses were $1.0 million, $4.0 million, and $3.9 million, respectively. These expenses are generally recorded in "Selling and distribution expenses."

Foreign Currency Translation

        The functional currency for our operations outside the United States is the U.S. dollar. Nonmonetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the Consolidated Balance Sheet date. Revenue and expense items are remeasured into U.S. dollars using an average exchange rate prevailing during the year. The foreign exchange gains (losses) reported in the Consolidated Statements of Income (Loss) resulted from the remeasurements into the U.S. dollar.

Cash and Cash Equivalents

        Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $15.3 million at December 31, 2008.

        For all of the Predecessor periods presented, we participated in Boise Cascade's centralized cash management system (see Note 5, Transactions With Related Parties). Interest income or expense was not recorded related to these transactions, except for transactions related to the taxable subsidiaries. In all Predecessor periods presented, the interest income related to these transactions was not significant. The net effect of these transactions was included in "Business unit equity" on the Consolidated Balance Sheets. As such, the amount of cash recorded on the Predecessor Consolidated Balance Sheet at December 31, 2007, does not represent the amount required or generated by the Predecessor.

Trade Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts, and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We may at times insure or arrange for guarantees on our receivables.

Financial Instruments

        Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values based on their short-term nature. Our long-term debt is recorded at the face value of those obligations.

        We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives' inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

        In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either "Net income (loss)" or "Other comprehensive income (loss)" as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in "Other comprehensive income (loss)" in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The fair value of the hedged exposure is presumed to be the market value of the hedging instrument when critical terms match. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Customer Rebates and Allowances

        We provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales.

        At December 31, 2008, we had $0.6 million of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheet. The Predecessor recorded $0.6 million of rebates payable to customers at December 31, 2007.

Inventory Valuation

        Inventories are valued at the lower of cost or market. Cost is based on the average or first-in, first-out (FIFO) method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead.

        Inventories include the following (in thousands):

	Boise Inc.		Predecessor
	December 31		December 31,
	2008	2007	2007
Finished goods and work in process	$210,611	$—	$192,161
Logs	57,881	—	43,686
Other raw materials and supplies	66,512	—	88,832

	$335,004	$—	$324,679

Property and Equipment, Net

        Property and equipment acquired in the Acquisition were recorded at estimated fair value on the date of the Acquisition. We have completed our purchase price allocation of the fair value of property and equipment or assets acquired and liabilities assumed.

        Property and equipment acquired subsequent to the Acquisition are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the year ended December 31, 2008, we recognized $0.1 million of capitalized interest. During the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the Predecessor recognized $0.1 million, $1.7 million, and $0.5 million of capitalized interest. We expense all repair and maintenance costs as incurred in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). In all periods presented, we used the straight-line method of depreciation.

        Property and equipment consisted of the following asset classes and the following general range of estimated useful lives (dollars, in thousands):

	Boise Inc.		General Range of	Predecessor
	December 31,		Estimated Useful	December 31,
	2008	2007	Lives in Years	2007
Land and land improvements	$31,875	$—	17-20	$31,592
Buildings and improvements	187,892	—	9-40	185,509
Machinery and equipment	1,113,572	—	3-20	1,212,425
Construction in progress	29,833	—	N/A	36,535

	1,363,172	—		1,466,061
Less accumulated depreciation	(100,362)	—	N/A	(273,717)

	$1,262,810	$—		$1,192,344

Fiber Farms and Deposits

        The consolidated financial statements include the cottonwood fiber farm operations in our Paper segment. Our cottonwood fiber farm has multiple locations near our mill in Wallula, Washington. They are short-rotation fiber farms that have a growing cycle averaging six to eight years.

        Costs for activities related to the establishment of a new crop of trees, including planting, thinning, fertilization, pest control, herbicide application, irrigation, and land lease costs, are capitalized, while costs for administration, harvesting, insurance, and property taxes are expensed. The capitalized costs are accumulated by specifically identifiable farm or irrigation blocks. We charge capitalized costs, excluding land, to "Depreciation, amortization, and depletion" in the accompanying Consolidated Statements of Income (Loss) at the time the fiber is harvested based on actual accumulated costs associated with fiber cut.

        We are a party to a number of long-term log and fiber supply agreements. At December 31, 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately $168.7 million. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. The obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals.

Long-Lived Asset Impairment

        We account for the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of long-lived assets exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Goodwill and Intangible Assets

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We have not allocated any amounts related to the Acquisition to goodwill. Our policy is to assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year, and immediately if an indicator of possible impairment exists, using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

Deferred Software Costs

        We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets include $3.9 million and $0.7 million of deferred software costs at December 31, 2008 and 2007, respectively. We amortized $0.7 million of deferred software costs for the year ended December 31, 2008. For the Predecessor period of January 1 through February 21, 2008, and for the years ended December 31, 2007 and 2006, amortization of deferred software costs totaled $0.1 million, $0.6 million, and $0.7 million, respectively.

Asset Retirement Obligations

        We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143. This standard affects primarily the way we account for landfill closure and closed-site monitoring costs. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See Note 11, Asset Retirement Obligations, for additional information.

Taxes Collected

        We account for taxes collected from customers and remitted to governmental authorities in accordance with EITF 06-3, How Taxes Collected From Customers and Remitted to Governmental

Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). We present taxes on a net basis in our Consolidated Statement of Income (Loss).

Labor Concentration

        As of December 31, 2008, we had approximately 4,510 employees. Approximately 2,710, or 60%, of these employees work pursuant to collective bargaining agreements. In first quarter 2009, we will start negotiating labor contracts at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers), which expired in December 2008, and at our paper mill in Wallula, Washington (332 employees represented by the AWPPW), which expires mid-March 2009. During labor negotiations with our collective bargaining units, we could experience work interruptions, which could significantly increase our labor costs, prevent us from meeting customer demand, or reduce our sales and profitability.

New and Recently Adopted Accounting Standards

        In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer's Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers' Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective in October 2008, and its adoption did not have a material impact on our financial position or results of operations.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings-per-share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this staff position. Early application is not permitted. We currently do not have any share-based awards that would qualify as participating securities. Therefore, adoption of this FSP did not have a material impact on our financial position, results of operations, or earnings per share.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 became effective on November 15, 2008. Adoption did not have a material impact on our financial position or results of operations.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. We adopted FSP No. FAS 142-3 in January 2009, and it did not have a material impact on our financial position or results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in January 2009, and it had no effect on our financial position or results of operations.

        In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material affect on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 13, Financial Instruments, we expanded our disclosures about fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. The impact of adopting these standards will be limited to business combinations occurring on or after January 1, 2009.

Reclassifications

        Certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period's presentation.

3.     Acquisition of Boise Cascade's Paper and Packaging Operations

        On February 22, 2008, we acquired the paper, packaging, and most of the corporate and other segments of Boise Cascade for cash and securities. We have four pulp and paper mills, one paper mill, five corrugated container plants, a corrugated sheet feeder plant, and two paper distribution facilities located in the United States. Our corporate headquarters office is in Boise, Idaho.

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

        The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including direct transaction costs and purchase price adjustments, are summarized as follows:

February 22, 2008
(thousands)
Cash paid to Boise Cascade	$1,252,281
Cash paid to Boise Cascade for financing and other fees	24,915
Less: cash contributed by Boise Cascade	(38,000)

Net cash	1,239,196

Equity at $9.15 average price per share	346,395
Lack of marketability discount	(41,567)

Total equity	304,828

Note payable to Boise Cascade at closing	41,000
Working capital adjustment	17,334

Total note payable to Boise Cascade	58,334

Fees and expenses	61,785

Total purchase price	$1,664,143

Cash

        Upon closing, we paid Boise Cascade $1,252.3 million in cash related to the base purchase price plus $24.9 million incurred by Boise Cascade for transaction financing costs and fees. Immediately prior to the Acquisition, Boise Cascade contributed $38.0 million of cash to the acquired businesses.

Equity

        The number of shares issued to Boise Cascade totaled 37,857,374. The equity price per share was calculated based on the average per-share closing price of our common stock for the 20 trading days ending on the third trading day immediately prior to the consummation of the Acquisition. Since that average price was below the $9.54 floor provided in the purchase agreement, we determined a new measurement date in accordance with Issue No. 2 of EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. We calculated a $9.15 average price per share based on two days before and after the Acquisition measurement date, which was February 14, 2008. The value of stock consideration paid to Boise Cascade was reduced by a 12% discount for lack of marketability.

Note Payable

        In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise

Cascade's favor. After the transaction, Boise Cascade transferred the note payable to its parent, Boise Cascade Holdings, L.L.C., and on June 10, 2008, Boise Cascade Holdings, L.L.C., sold the note payable to eight individual parties for $53.8 million, including accrued interest but before transaction costs. The full amount of the original note, as amended, together with accrued and unpaid interest from March 31, 2008, is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note payable. Because none of the eight holders of the notes are related to either Boise Inc. or Boise Cascade, we no longer record the notes as related-party notes payable on our Consolidated Balance Sheet. See Note 5, Transactions With Related Parties, and Note 12, Debt, for further information on the notes.

        Fees and expenses consist primarily of debt issuance fees and direct costs of the transaction.

        The following table summarizes the fair value allocation of the assets acquired and liabilities assumed in the Acquisition as of December 31, 2008:

February 22, 2008, Fair Value
(thousands)
Current assets	$571,936
Property and equipment	1,306,070
Fiber farms and deposits	11,006
Intangible assets:
Trademark and trade name	16,800
Customer list	13,700
Technology	6,860
Deferred financing costs	81,898
Other long-term assets	4,465
Current liabilities	(246,928)
Long-term liabilities	(101,664)

Total purchase price	$1,664,143

        The following pro forma results are based on the individual historical results of Boise Inc. and the Predecessor (prior to the Acquisition on February 22, 2008) with adjustments to give effect to the combined operations as if the Acquisition had been consummated on January 1, 2007. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transaction in fact occurred on January 1, 2007.

	Pro Forma
	Year Ended December 31
	2008	2007
	(thousands, except per-share data)
Sales	$2,430,552	$2,332,603
Net loss	(56,516)	(1,418)
Net loss per share — basic and diluted	(0.73)	(0.02)

4.     Net Income (Loss) Per Common Share

        For the year ended December 31, 2008, and the period of February 1 (Inception) through December 31, 2007, when we had publicly traded shares outstanding, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net income (loss) per share is calculated as follows:

	Boise Inc.
	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007
	(thousands, except per-share data)
Net income (loss)	$(45,523)	$5,492
Weighted average number of common shares for basic net income (loss) per share	73,636	34,273
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a) (b)	—	—
Restricted stock (c)	—	—
Restricted stock units (c)	—	—

Weighted average number of shares for diluted net income (loss) per share	73,636	34,273

Net income (loss) per share — basic and diluted (a) (b) (c)	$(0.62)	$0.16

(a)
Warrants to purchase 44.4 million shares of common stock for the year ended December 31, 2008, were not included in the computation of diluted net income (loss) per share because the exercise price exceeded the average market price of our common stock.

(b)
Warrants to purchase 44.4 million shares of common stock for the period of February 1 (Inception) through December 31, 2007, were not included in the computation of diluted net income per share because the warrants were contingently exercisable.

(c)
Restricted stock and restricted stock units for the year ended December 31, 2008, were not included in the computation of diluted net loss per share because inclusion of these amounts would be antidilutive.

5.     Transactions With Related Parties

        During the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the Predecessor participated in Boise Cascade's centralized cash management system. Cash receipts attributable to the Predecessor's operations were collected by Boise Cascade, and cash disbursements were funded by Boise Cascade. The net effect of these transactions has been reflected as "Net equity transactions with related parties" in the Consolidated

Statements of Cash Flows and Consolidated Statements of Stockholders' Equity. The following table includes the components of these related-party transactions:

	Predecessor
	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(thousands)
Cash collections	$(354,222)	$(2,343,598)	$(2,219,907)
Payment of accounts payable	336,605	2,094,226	2,021,972
Capital expenditures and acquisitions	10,168	141,801	151,682
Income taxes	217	1,990	2,604
Corporate general and administrative expense allocation	1,995	15,161	16,659

Net equity transactions with related parties	$(5,237)	$(90,420)	$(26,990)

Related-Party Sales

        During the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the Predecessor sold paper and paper products to OfficeMax Incorporated (OfficeMax) at sales prices that were designed to approximate market prices. For the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, sales to OfficeMax were $90.1 million, $615.7 million, and $575.9 million, respectively. During each of these periods, sales to OfficeMax represented 25%, 26%, and 26% of total sales, respectively. These sales are included in "Sales, Related parties" in the Consolidated Statements of Income (Loss). Subsequent to the Acquisition, OfficeMax is no longer a related party. During the year ended December 31, 2008, Boise Inc. sales to OfficeMax were $494.6 million, or 24% of total sales.

        Boise Inc. and the Predecessor provided transportation services to Boise Cascade. For the year ended December 31, 2008, Boise Inc. recorded $3.4 million of sales for transportation services. For the period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the Predecessor recorded $0.6 million, $5.0 million, and $5.6 million, respectively, of sales for transportation services. During these same periods, the Predecessor sold $10.8 million, $75.3 million, and $73.0 million of wood to Boise Cascade. These sales are included in "Sales, Related parties" in the Consolidated Statements of Income (Loss).

        In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the year ended December 31, 2008, we recognized $12.1 million in "Sales, Related parties" and the same amounts in "Cost and expenses" in our Consolidated Statements of Income (Loss) related to this agreement.

        Subsequent to the Acquisition, Louisiana Timber Procurement Company, L.L.C., a fully consolidated entity, began selling chips and logs to Boise Cascade. During the year ended December 31, 2008, we recorded $64.9 million of sales to Boise Cascade in "Sales, Related parties" in the Consolidated Statements of Income (Loss) and recorded approximately the same amounts of expenses in "Materials, labor, and other operating expenses."

Related-Party Costs and Expenses

        Boise Inc. and the Predecessor purchased fiber from related parties at prices that approximated market prices. For the year ended December 31, 2008, Boise Inc. recorded $54.6 million of fiber purchases from related parties. During the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, fiber purchases from related parties were $7.7 million, $39.4 million, and $30.4 million, respectively. Most of these purchases related to chip and log purchases from Boise Cascade's wood products business. All of the costs associated with these purchases were recorded as "Fiber costs from related parties" in the Consolidated Statements of Income (Loss).

        During the Predecessor periods, the Predecessor used services and administrative staff of Boise Cascade. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to the Predecessor were allocated based primarily on average sales, assets, and labor costs. These costs are included in "General and administrative expenses" in the Consolidated Statements of Income (Loss). The Predecessor believes the allocations are a reasonable reflection of its use of the services. However, had the Predecessor operated on a stand-alone basis, it estimates that its Corporate and Other segment would have reported approximately $2.5 million, $18 million, and $18 million of segment expenses before interest, taxes, depreciation, and amortization for the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, respectively.

        During the Predecessor periods, some of the Predecessor's employees participated in Boise Cascade's noncontributory defined benefit pension and contributory defined contribution savings plans. The Predecessor treated its participants in the pension plans as participants in multiemployer plans. Accordingly, the Predecessor has not reflected any assets or liabilities related to the plans on the Consolidated Balance Sheet at December 31, 2007. The Predecessor, however, recorded costs associated with the employees who participated in these plans in the Consolidated Statements of Income (Loss). For the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the Statements of Income (Loss) included $3.9 million, $22.4 million, and $21.9 million, respectively, of expenses attributable to its participation in Boise Cascade's defined benefit and defined contribution plans.

        During the Predecessor periods presented, the Predecessor's employees and former employees also participated in Boise Cascade's other postretirement healthcare benefit plans. All of the Predecessor's postretirement healthcare benefit plans were unfunded (see Note 14, Retirement and Benefit Plans). In addition, some of the Predecessor's employees participated in equity compensation programs.

Note Payable

        In connection with the Acquisition, we issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise Cascade's favor. The note bears interest at 15.75% compounded quarterly. To the extent that interest is not paid in cash, interest will be added to the principal amount of the note. The note matures on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under our credit agreements, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. We may prepay the note at any time, in whole or in part, subject to restrictions contained in our credit agreements.

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

        In 2008, prior to the sale of the note, we recorded $2.8 million of related-party interest expense in "Interest expense" in our Consolidated Statements of Income (Loss). At December 31, 2008, we had $66.6 million recorded in "Notes payable" on our Consolidated Balance Sheet.

6.     Other (Income) Expense, Net

        "Other (income) expense, net" includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows (in thousands):

	Boise Inc.	Predecessor
	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Changes in supplemental pension plans	$(2,914)	$—	$—	$—
Changes in retiree healthcare programs	—	—	(4,367)	(3,741)
Sales of assets, net	—	(941)	(231)	3,019
Closure costs	—	—	119	—
Project costs	248	—	276	2,771
Other, net	(314)	(48)	61	675

	$(2,980)	$(989)	$(4,142)	$2,724

        During the period of February 1 (Inception) through December 31, 2007, "Other (income) expense, net" was zero.

7.     Income Taxes

        For the year ended December 31, 2008, our effective tax benefit rate was 16.2%. The primary reason for the difference from the federal statutory income tax rate of 35.0% is due to the valuation allowance we recorded during 2008. The effective tax rate for the period of February 1 (Inception) through December 31, 2007, was 45.5%. The primary reason for the difference from the federal statutory income tax rate of 34.0% is due to the effect of state and local income taxes.

        During the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the majority of the Predecessor businesses and assets were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. For the separate Predecessor subsidiaries that are taxed as corporations, the effective tax rates were 37.6%, 44.1%, and 37.4%, respectively. During these periods, the primary reason for the difference in tax rates is the effect of state income taxes.

        The income tax benefit or provision differs from the amount computed using the federal statutory income tax rate as follows:

	Boise Inc.		Predecessor
	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Federal statutory tax rate	35.0%	34.0%	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.4	11.5	3.6	6.2	5.6
Nondeductible interest on applicable high-yield discount obligations	(2.1)	—	—	—	—
Valuation allowance	(20.0)	—	—	—	—
Other	(0.1)	—	—	3.9	(2.2)

	16.2%	45.5%	37.6%	44.1%	37.4%

        The income tax benefit (provision) shown in the Consolidated Statements of Income (Loss) includes the following:

	Boise Inc.
	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007
	(thousands)
Current income tax benefit (provision)
Federal	$(578)	$(2,913)
State	2	(1,762)
Foreign	(15)	—

Total current	(591)	(4,675)

Deferred income tax benefit (provision)
Federal	8,778	85
State	585	—
Foreign	—	—

Total deferred	9,363	85

Total benefit (provision) for income taxes	$8,772	$(4,590)

        During the year ended December 31, 2008, cash paid for taxes, net of refunds received, was $1.4 million. During the period of February 1 (Inception) through December 31, 2007, we made $3.4 million of tax payments. During the Predecessor period of January 1 through February 21, 2008, cash paid for taxes, net of refunds received, was immaterial. Cash paid for taxes, net of refunds received, was $2.3 million and $2.8 million during the Predecessor years ended December 31, 2007 and 2006, respectively.

        A reconciliation of the statutory U.S. federal tax benefit (provision) and the reported tax benefit (provision) is as follows:

	Boise Inc.
	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007
	(thousands)
Statutory tax benefit (provision)	$19,003	$(3,428)
State taxes	1,845	(1,162)
Nondeductible interest on applicable high-yield discount obligations	(1,167)	—
Valuation allowance	(10,884)	—
Other	(25)	—

Reported tax (provision) benefit	$8,772	$(4,590)

        At December 31, 2008, we had $0.8 million of alternative minimum tax credits, which may be carried forward indefinitely. At December 31, 2008, we had $34.9 million of federal net operating losses, of which we will carry back $8.6 million to 2007. We will carry forward the remaining loss, which expires in 2028. At December 31, 2008, we had a $2.0 million state net operating loss carryover, which expires between 2013 and 2028. We have placed a valuation allowance on a significant portion of the net operating loss carryovers, as the realization of these benefits is not more likely than not.

        The components of the net deferred tax liability/asset in the Consolidated Balance Sheets are as follows:

	Boise Inc.
	December 31
	2008		2007
	Assets	Liabilities	Assets	Liabilities
	(thousands)
Employee benefits	$73,241	$31	$—	$—
Property and equipment	—	48,989	—	—
Intangible assets and other	395	13,576	—	—
Net operating loss	13,523	—	—	—
Alternative minimum tax	843	—	—	—
Reserves	5,528	—	—	—
Inventories	7,249	—	—	—
Interest on applicable high-yield discount obligations	1,912	—	—	—
Other	2,280	1,901	120	—
Valuation allowance	(44,063)	—	(35)	—

	$60,908	$64,497	$85	$—

        At December 31, 2008 and 2007, we had the following deferred tax balances on the Consolidated Balance Sheets:

	Boise Inc.
	Years Ended December 31
	2008	2007
	(thousands)
Current deferred tax assets, net	$5,318	$85
Noncurrent deferred tax liabilities, net	(8,907)	—

Total deferred tax assets (liabilities), net	$(3,589)	$85

        Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2008, we recorded a $10.9 million valuation allowance, related primarily to federal and state net operating losses, because we believe that it is not more likely than not that we will be able to use the net operating loss carry forwards before they expire. At December 31, 2008, we also recorded a $32.9 million and a $0.3 million valuation allowance in "Accumulated other comprehensive income" on our Consolidated Balance Sheet against our pension liability and cash flow hedges, respectively. At December 31, 2007, we recorded a $35,000 valuation allowance against our state and local deferred tax asset, because we believed it was more likely than not that sufficient taxable income would not be generated to fully utilize this asset.

        At December 31, 2007, the Predecessor had $661,000 of deferred tax liability related to its separate subsidiaries recorded on the Consolidated Balance Sheet. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations. At December 31, 2007, the Predecessor's tax basis was $467.6 million lower than the reported amount of net assets recorded on the Consolidated Balance Sheet due primarily to accelerated depreciation recorded for tax purposes.

        Pretax income (loss) from domestic and foreign sources is as follows:

	Boise Inc.
	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007
	(thousands)
Domestic	$(54,306)	$10,082
Foreign	11	—

Pretax income (loss)	$(54,295)	$10,082

        At December 31, 2008, our foreign subsidiaries had no undistributed earnings that had been indefinitely reinvested.

FIN No. 48

        At our inception, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and it did not have a significant impact on our financial position or results of operations. At December 31, 2008, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in "Income tax provision" in the Consolidated Statements of Income (Loss). For the year ended December 31, 2008 and the period of February 1 (Inception) through December 31, 2007, we recognized an insignificant amount of interest and penalties.

        In the normal course of business, we are subject to examination by taxing authorities. Boise Inc.'s open tax years are 2007 and 2008.

        As part of the purchase price of the Acquisition, Aldabra 2 Acquisition Corp. purchased the stock of two separate corporate entities. These corporations are wholly owned, consolidated entities of Boise Inc. These corporations, in the normal course of business, are subject to examination by taxing authorities, and their open tax years are 2005 through current. The statute of limitations for 2004 expired this year. Any tax adjustments incurred by an examination are the responsibility of Boise Inc. Boise Inc. is currently under audit for one of these corporate entities, Boise Cascade Transportation Holdings Corp., for the 2006 tax year. The audit began at the end of December 2008. We do not expect any material adjustments from this audit.

8.     Leases

        We lease our distribution centers, as well as other property and equipment, under operating leases. During the Predecessor periods presented, the Predecessor leased its distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense and sublease income for operating leases were as follows (in thousands):

	Boise Inc.		Predecessor
	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Rental expense	$13,523	$—	$2,044	$13,314	$11,172
Sublease rental income	—	—	—	5	—

        For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $12.1 million in 2009, $11.6 million in 2010, $10.7 million in 2011, $9.9 million in 2012, $8.1 million in 2013, and $6.8 million in 2014, with total payments thereafter of $19.2 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease rental income received in the future is not expected to be material.

        Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally,

some agreements contain renewal options averaging seven years, with fixed payment terms similar to those in the original lease agreements.

9.     Receivables

        We have a large, diversified customer base. A large portion of our uncoated freesheet and office paper sales volume is sold to OfficeMax. Throughout 2008, we (as did the Predecessor) marketed our newsprint through Abitibi Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. We terminated this arrangement with ACSC in late February 2009, and now market newsprint using our own sales personnel. Sales to OfficeMax and ACSC have represented, and OfficeMax will continue to represent, concentrations in the volumes of business transacted and concentrations of credit risk. At December 31, 2008, we had $30.3 million and $32.4 million of accounts receivable due from OfficeMax and ACSC, respectively. The Predecessor had $36.0 million and $27.9 million of accounts receivable due from OfficeMax and ACSC, respectively, at December 31, 2007.

        During the Predecessor periods presented, a large portion of the receivables were used to secure borrowings under Boise Cascade's accounts receivable securitization program. The Predecessor consolidated financial statements do not include an allocation of the secured borrowings or costs under the program because none of the debt was specifically identified as corporate advances to or borrowings by the Predecessor.

10.  Goodwill and Intangible Assets

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

        Intangible assets represent the values assigned to the trademark and trade name, customer relationships, and technology in connection with the Acquisition. Customer relationships will be amortized over approximately ten years, and technology will be amortized over five years. The trademark and trade name are not amortized. During the year ended December 31, 2008, intangible asset amortization was $2.3 million. During the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, intangible asset amortization was zero, $3.5 million, and $3.6 million, respectively. Our estimated amortization expense is $2.7 million in 2009, 2010, 2011, and 2012, $1.6 million in 2013, and $1.4 million in 2014.

	Boise Inc.
	Year Ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trademark and trade name	$16,800	$—	$16,800
Customer relationships	13,700	(1,142)	12,558
Technology	6,860	(1,143)	5,717

	$37,360	$(2,285)	$35,075

	Predecessor
	Year Ended December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$15,800	$(599)	$15,201
Customer relationships	11,300	(4,540)	6,760
Noncompete agreements	1,200	(1,200)	—
Technology	5,043	(3,037)	2,006

	$33,343	$(9,376)	$23,967

        Intangible assets of the Predecessor totaling $24.0 million at December 31, 2007, were eliminated as part of the purchase price allocations.

        Since the Acquisition, the market capitalization of the Company has declined significantly. As of September 30, 2008, this decline was identified as a triggering event to assess the long-lived assets for impairment as outlined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we performed an undiscounted cash flow analysis as of September 30, 2008, and determined that the value of our long-lived assets was not impaired. In connection with this analysis, we also reviewed the carrying value of our trademark and trade name that have been classified as nonamortizing intangible assets and determined that the carrying value of these intangible assets was not impaired.

        Given the difficult economic conditions that persisted through 2008, we performed our annual impairment assessment for our indefinite-lived intangible assets for all of our segments in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As the market capitalization of our stock has continued to decline, we have updated our annual impairment assessment to December 31, 2008. Based on the results of our testing, we have concluded that our indefinite-lived intangible assets were not impaired. We have also performed an undiscounted cash flow analysis as of December 31, 2008, and determined that the value of our long-lived assets was not impaired. We also evaluated the remaining useful lives of our customer relationships and technology and determined that no adjustments to the useful lives were necessary.

11.  Asset Retirement Obligations

        We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

        At December 31, 2008, we had $14.3 million of asset retirement obligations recorded on the Consolidated Balance Sheet. At December 31, 2007, the Predecessor had $13.3 million of asset retirement obligations recorded on the Consolidated Balance Sheet. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for Boise Inc. for the year ended December 31, 2008, and the Predecessor year ended December 31, 2007 (in thousands):

	Boise Inc.	Predecessor
	December 31, 2008	December 31, 2007

Asset retirement obligation at beginning of period	$—	$10,771
Asset retirement liability recorded in the purchase price allocation	13,655	—
Liabilities incurred	58	—
Accretion expense	921	869
Payments	(542)	(37)
Revisions in estimated cash flows	191	1,700

Asset retirement obligation at end of period	$14,283	$13,303

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

12.  Debt

        At December 31, 2008, our long-term debt and the interest rates on that debt were as follows:

	December 31, 2008
	Amount	Interest Rate
	(thousands)
Revolving credit facility, due 2013	$60,000	4.33%
Tranche A term loan, due 2013	245,313	4.75%
Tranche B term loan, due 2014	471,437	5.75%
Second lien term loan, due 2015	260,700	9.25%
Current portion of long-term debt	(25,822)	5.33%

Long-term debt, less current portion	1,011,628	6.34%
Current portion of long-term debt	25,822	5.33%

	1,037,450	6.31%
15.75% notes payable, due 2015	66,606	15.75%

	$1,104,056

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

  •
  A six-year amortizing $475.0 million senior secured Tranche B term loan facility with interest at LIBOR plus 350 basis points (subject to a floor of 4.00%) or a calculated base rate plus 250 basis points (the Tranche B Term Loan Facility); and

  •
  A seven-year nonamortizing $260.7 million second lien term loan facility with interest at LIBOR plus 700 basis points (subject to a floor of 5.50%) or a calculated base rate plus 600 basis points (the Second Lien Facility and, together with the First Lien Facilities, the Credit Facilities).

        All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee will accrue from the Acquisition closing date and shall be payable quarterly in arrears. At December 31, 2008, we had $60.0 million of borrowings outstanding under the Revolving Credit Facility. For the year ended December 31, 2008, the average interest rate for our borrowings under our Revolving Credit Facility was 6.0%. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $80.0 million for the year ended December 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the year ended December 31, 2008, was $57.6 million. At December 31, 2008, we had availability of $163.6 million, which is net of outstanding letters of credit of $26.4 million, above the amount we had borrowed.

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

Covenants

        The First and Second Lien Facilities require BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain financial covenant ratios. At December 31, 2008, Holdings is required to maintain a minimum interest coverage ratio of 2.375:1.00 and a maximum leverage ratio of 4.50:1.00 under the First Lien Facilities. The covenant ratios tighten over time. The interest coverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated adjusted EBITDA for the four-fiscal-quarter period then ended to (ii) consolidated interest expense payable in cash for such four-fiscal-quarter period. The leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total debt as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. Differences between our financial statements and Holdings' financial statements are related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, interest income, income taxes, and other miscellaneous expenses.

        The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year.

Guarantees

        The Company's obligations under its Credit Facilities are guaranteed by each of the Borrower's existing and subsequently acquired domestic (and, to the extent no material adverse tax consequences to Holdings or Borrower would result therefrom and as reasonably requested by the administrative agent under each Credit Facility, foreign) subsidiaries and Holdings (collectively, the Guarantors). The First Lien Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a first-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings' foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) during any fiscal year of Borrower), and all intercompany debt. The Second Lien Facility is secured by a second-priority security interest in substantially all of the real, personal, and mixed property of Borrower and the Guarantors, including a second-priority security interest in 100% of the equity interests of Borrower and each domestic subsidiary of Holdings, 65% of the equity interests of each of Holdings' foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated EBITDA during any fiscal year of Borrower), and all intercompany debt.

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

        Subject to the provisions of the intercreditor agreement between the First Lien Facility and the Second Lien Facility, in the event the Second Lien Facility is prepaid as a result of a voluntary or mandatory prepayment (other than as a result of a mandatory prepayment with respect to insurance/condemnation proceeds or excess cash flow) at any time prior to the third anniversary of the Acquisition closing date, Borrower shall pay a prepayment premium equal to the "make-whole premium" described below.

        At any time after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, subject to the provisions of the First Lien Facilities, the Second Lien Facility may be prepaid in whole or in part subject to the "call premium" described below, provided that loans bearing interest with reference to the reserve-adjusted Eurodollar rate will be prepayable only on the last day of the related interest period unless Borrower pays any related breakage costs.

        With respect to a Second Lien Facility loan on any date of prepayment, the "make-whole premium" means the present value of (a) all required interest payments due on such Second Lien Facility loan from the date of prepayment through and including the make-whole termination date, excluding accrued interest (assuming that the interest rate applicable to all such interest is the LIBOR swap rate at the close of business on the third business day prior to the date of such prepayment with the termination date nearest to the make-whole termination date plus 7.00%) plus (b) the prepayment premium that would be due if such prepayment were made on the day after the make-whole termination date, in each case discounted to the date of prepayment on a quarterly basis (assuming a 360-day year and actual days elapsed) at a rate equal to the sum of such swap rate plus 0.50%.

        The "call premium" means that in the event all or any portion of the Second Lien Facility is repaid as a result of a voluntary prepayment or mandatory prepayment with respect to asset sale proceeds or proceeds received from the issuance of debt after the third anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date, such repayments will be made at (i) 105.0% of the amount repaid if such repayment occurs on or after the third anniversary of the Acquisition closing date and prior to the fourth anniversary of the Acquisition closing date, (ii) 103.0% of the amount repaid if such repayment occurs on or after the fourth anniversary of the Acquisition closing date and prior to the fifth anniversary of the Acquisition closing date, and (iii) 101.0% of the amount repaid if such repayment occurs on or after the fifth anniversary of the Acquisition closing date and prior to the sixth anniversary of the Acquisition closing date.

Other Provisions

        Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of December 31, 2008, required debt principal repayments under the Credit Facilities, including those from excess cash flows, total $25.8 million in 2009. Of this amount,

$15.7 million is from our scheduled repayments and $10.1 million relates to excess cash flows. Our debt principal repayment requirements are $21.9 million in 2010, $43.7 million in 2011, $133.8 million in 2012, $103.8 million in 2013, and $708.5 million thereafter.

Notes Payable

        In connection with the Acquisition, Boise Inc. issued a $41.0 million subordinated promissory note to Boise Cascade. After the Acquisition, and pursuant to the purchase agreement, the note was amended to increase the amount payable to $58.3 million effective February 22, 2008. The increase of the note reflects $17.3 million of postclosing working capital adjustments in Boise Cascade's favor. With the exception of our subsidiaries that are party to the Credit and Guaranty Agreement dated as of February 22, 2008, each of our current and future domestic subsidiaries are joint and several obligors under this note, as reflected by a Subordinated Guaranty Agreement, which guarantees our obligations under the note.

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

        We may prepay the notes at any time in whole or in part, without premium or penalty, subject to any restrictions contained in our senior credit facilities. We must prepay the notes upon the occurrence of the following events: (i) a change of control (as defined in the Credit Facilities), (ii) a sale or transfer of 50% or more of the company's assets, and (iii) events of default (as provided in the notes). We must use the proceeds from the sale of equity or debt securities or borrowings to repay the notes, subject to any restrictions contained in our senior credit facilities.

Other

        At December 31, 2008, we had $72.6 million of costs recorded in "Deferred financing costs" on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $9.3 million of amortization expense for the year ended December 31, 2008, in "Interest expense" in our Consolidated Statements of Income (Loss).

        In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At December 31, 2008, we had $1,037.5 million of variable-rate debt outstanding, of which $685.0 million was hedged using interest rate derivatives. At December 31, 2008, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 13, Financial Instruments.

        For the year ended December 31, 2008, cash payments for interest, net of interest capitalized, were $72.8 million. No payments were made during the period of February 1 (inception) through December 31, 2007, or the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007.

13.  Financial Instruments

        We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates.

Interest Rate Risk

        With the exception of the 15.75% notes payable maturing in August 2015, our debt is variable-rate debt. At December 31, 2008, the estimated value of the notes payable, based on then-current interest rates for similar obligations with like maturities, was approximately $37.6 million less than the amount recorded on our Consolidated Balance Sheet. At December 31, 2008, the estimated value of our variable-rate debt, based on then current interest rates for similar obligations with like maturities, was approximately $351.6 million less than the amount recorded on our Consolidated Balance Sheet. The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities.

        In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At December 31, 2008, we had $1,037.5 million of variable-rate debt outstanding, of which $685.0 million was hedged using interest rate derivatives. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a LIBOR cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

        Second Lien Facility.    We account for the interest rate derivatives with a notional amount of $260.0 million that hedge our exposure to interest rate fluctuations on our Second Lien Facility as economic hedges. At December 31, 2008, we recorded the fair value of the interest rate derivatives, or $0.1 million, in "Other assets" on our Consolidated Balance Sheet. During the year ended December 31, 2008, we recorded the change in fair value of these derivatives, or $0.5 million of expense, in "Change in fair value of interest rate derivatives" in our Consolidated Statement of Income (Loss). During the year ended December 31, 2008, we recorded $0.2 million in "Interest expense" for the amortization of the premiums paid for the interest rate derivatives.

        First Lien Facility.    We account for the interest rate derivatives that hedge part of the interest rate risk on our Tranche B Term Loan Facility as cash flow hedges. These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At December 31, 2008, we recorded the fair value of the interest rate derivatives, or $0.2 million, in "Other assets" on our Consolidated Balance Sheet. During the year ended December 31, 2008, we recorded the change in fair value of these derivatives, or a $0.8 million loss, in "Accumulated other comprehensive income" on our Consolidated Balance Sheet. No amounts were reclassified to interest expense. During the year ended December 31, 2008, we recorded $0.4 million in "Interest expense" for the amortization of the premiums paid for the interest rate derivatives. At December 31, 2008, there was no ineffectiveness related to these hedges.

        Effective December 31, 2008, we began utilizing the calculated base rate plus 250 basis points on the Tranche B Term Loan Facility rather than the LIBOR plus 350 basis points (subject to a floor of 4.00%) used prior to December 31, 2008. As the interest rate on this debt no longer matches the rate on the interest rate derivatives used to hedge a portion of that debt, we no longer designate the interest rate derivatives as cash flow hedges and will account for them as economic hedges. The amounts recorded in "Accumulated other comprehensive income" on our Consolidated Balance Sheet will be amortized to interest expense over the remaining life of the interest rate derivatives. Changes in the fair value of these derivatives will be recorded in "Change in fair value of interest rate derivatives" in our Consolidated Statements of Income (Loss).

Energy Risk

        We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2008, we had entered into derivative instruments related to approximately 72% of our forecasted natural gas purchases for the period of January through February 2009, approximately 62% of our forecasted natural gas purchases for March 2009, approximately 60% of our forecasted natural gas purchases from April 2009 through October 2009, approximately 18% of our forecasted natural gas purchases from November 2009 through March 2010, and approximately 8% of our forecasted natural gas purchases from April 2010 through October 2010. These derivatives include three-way collars, call spreads, and swaps.

        A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. The strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following table summarizes our position related to these instruments as of December 31, 2008:

	Three-Way Collar
	January 2009 Through March 2009		April 2009 Through October 2009		November 2009 Through March 2010		April 2010 Through October 2010
Volume hedged	1,000 mmBtu/day	1,000 mmBtu/day	1,000 mmBtu/day	7,000 mmBtu/day	6,000 mmBtu/day	500 mmBtu/day	2,500 mmBtu/day
Strike price of call sold	$14.00	$14.00	$14.00	$12.00	$12.00	$12.00	$12.00
Strike price of call bought	11.00	11.00	11.00	9.00	9.00	9.00	9.00
Strike price of put sold	10.05	6.38	6.50	6.50	6.50	6.00	6.15
Three-way collar premium	—	—	0.095	0.176	0.166	—	—
Approximate percent hedged	3%	3%	3%	23%	16%	1%	8%

        A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price, less the difference between the purchased call and the written call strike price plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of December 31, 2008:

	Call Spreads
	January 2009 Through March 2009	April 2009 Through October 2009
Volume hedged	21,000 mmBtu/day	10,000 mmBtu/day
Strike price of call sold	$15.00	$15.00
Strike price of call bought	10.50	10.50
Net cap premium	1.27	0.84
Approximate percent hedged	57%	33%

        A swap fixes the price of the volumes under contract by paying our counterparty a fixed price for such volumes and receiving the variable NYMEX price for each month from our counterparty. The following table summarizes our position related to fixed-price swap instruments as of December 31, 2008:

Swaps
January 2009 Through February 2009
Volume hedged	3,500 mmBtu/day
Fixed price	$7.69
Approximate percent hedged	9%

        We have elected to account for these instruments as economic hedges. At December 31, 2008, we recorded the fair value of the derivatives, or $7.3 million, in "Accrued liabilities, Other" on our Consolidated Balance Sheet. During the year ended December 31, 2008, we recorded the change in fair value of the instruments, or $7.4 million of expense, in "Materials, labor, and operating expenses" in our Consolidated Statements of Income (Loss).

Foreign Currency Risk

        While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of December 31, 2008.

Predecessor

        During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

Fair Value Measurements

        In accordance with the provisions of FSP No. 157-2 (see New and Recently Adopted Accounting Standards in Note 2, Summary of Significant Accounting Policies), we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of financial instruments that are used to hedge exposures to interest rate and energy risks. For these financial instruments, fair value is determined at each balance sheet date based on LIBOR rates and interest rate curves and NYMEX price quotations, respectively, under the terms of the contracts using current market information as of the reporting date. The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at December 31, 2008, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(thousands)
Assets:
Interest rate derivatives (a)	$341	$—	$341	$—

	$341	$—	$341	$—

Liabilities:
Energy derivatives (b)	$7,324	$—	$7,324	$—

	$7,324	$—	$7,324	$—

(a)
Includes $0.3 million recorded in "Other assets" on our Consolidated Balance Sheet.

(b)
Includes $7.3 million recorded in "Accrued Liabilities, Other" on our Consolidated Balance Sheet.

        As of December 31, 2008, we did not have any fair value measurements using significant unobservable inputs (level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments

Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(thousands)
Derivatives designated as cash flow hedging instruments
Interest rate contracts	Other assets	$250	Accrued liabilities	$—

Total derivatives designated as cash flow hedging instruments		$250		$—

Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$91	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	7,324

Total derivatives designated as economic hedging instruments		$91		$7,324

Total Derivatives		$341		$7,324

(a)
See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Year Ended December 31, 2008
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(thousands)
Interest rate contracts	$(760)	Interest income/expense	$—	Interest rate contracts	Change in fair value of interest rate derivatives	$(479)
				Natural gas contracts	Materials, labor, and other operating expenses	(7,445)

	$(760)		$—			$(7,924)

(a)
See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

14.  Retirement and Benefit Plans

        During all of the periods presented, some of our employees participated in our retirement plans and some of the Predecessor's employees participated in Boise Cascade's retirement plans. These plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, deferred compensation plans, and postretirement healthcare benefit plans. Compensation expense was calculated based on costs directly attributable to our employees and, in the case of the Predecessor employees of the Paper Group, an allocation of expense related to corporate employees that serviced all Boise Cascade business units.

        Some of our employees participate in noncontributory defined benefit pension plans that were either transferred from or spun off from Boise Cascade. The salaried defined benefit pension plan is available only to employees who were formerly employed by OfficeMax before November 2003. The pension benefit for salaried employees is based primarily on the employees' years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. The Predecessor treated participants in these plans as participants in multiemployer plans. Accordingly, the Predecessor did not reflect any assets or liabilities related to the noncontributory defined benefit pension plans on its Consolidated Balance Sheet. The Predecessor did, however, record costs associated with the employees who participated in these plans in its Consolidated Statements of Income (Loss). Expenses attributable to participation in noncontributory defined benefit plans for the year ended December 31, 2008, and the Predecessor period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, were $8.3 million, $1.8 million, $13.1 million, and $14.4 million, respectively.

        Some of our and the Predecessor's employees participated in contributory defined contribution savings plans, which covered most of our salaried and hourly employees. Expenses related to matching contributions attributable to participation in contributory defined contribution savings plans for the year ended December 31, 2008, and the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, were $8.4 million, $2.1 million, $9.3 million, and $7.5 million, respectively. Employees that are not eligible to participate in the noncontributory defined benefit pension plans are eligible for additional discretionary company matching contributions based on a percentage approved each plan year.

        Some of our and the Predecessor's employees participated in deferred compensation plans, in which key managers and nonaffiliated directors may irrevocably elect to defer a portion of their base salary and bonus or director's fees until termination of employment or beyond. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's composite average of yields on corporate bonds. In addition, participants other than directors may elect to receive their company matching contributions in the deferred compensation plan in lieu of any matching contribution in the contributory defined contribution savings plan. The deferred compensation plans are unfunded; therefore, benefits are paid from general assets of the company. At December 31, 2008, we had $0.6 million of liabilities attributable to participation in our new deferred compensation plan, which was effective on April 1, 2008, on our Consolidated Balance Sheet. At December 31, 2007, the Predecessor had $3.8 million of liabilities attributable to participation in Boise Cascade's deferred compensation plan recorded on the Predecessor's Consolidated Balance Sheet. This liability is not an obligation of Boise Inc. and was not recorded on our Consolidated Balance Sheet at December 31, 2008.

        Some of our and the Predecessor's employees participated in Boise Cascade's postretirement healthcare benefit plans. The type of retiree healthcare benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of the postretirement healthcare plans are unfunded. In 2007 and 2006, the Predecessor communicated to employees changes to the retiree healthcare programs. The Predecessor discontinued healthcare coverage for most of the post-65 retirees. In addition, the Predecessor eliminated the company subsidy for some of the pre-65 hourly retirees. This change shifts retiree medical costs to the plan participants. As a result of this change, the Predecessor recorded a $4.4 million and $3.7 million gain in the Consolidated Statements of Income (Loss) for the years ended December 31, 2007 and 2006. The postretirement benefit plans have a December 31 measurement date.

        In December 2008, we amended our defined benefit pension plan for salaried employees (Salaried Plan). This amendment freezes the accumulation of benefits and years of service for participants of the Salaried Plan effective April 15, 2009. This amendment also freezes benefits in the Boise Inc. Supplemental Plan (SUPP) and the Boise Inc. Supplemental Early Retirement Plan for Executive Officers (SERP). Because the Salaried Plan has unrecognized losses, the curtailment gain associated with this amendment was applied to partially offset those losses in accordance with SFAS 88, Employers' Accounting for Settlements of Defined Benefit Pension Plans and for Termination Benefits. However, we have recognized a $2.9 million gain on our SUPP and SERP plans, because the curtailment gain exceeded our existing unrecognized losses. This gain is recognized in "Other (income) expense, net" in our Consolidated Statements of Income (Loss) for the year ended December 31, 2008.

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

	Pension Benefits	Other Benefits
Projected benefit obligation	$(379,390)	$(2,723)
Market value of assets	323,640	—

Over (under) funded status	$(55,750)	$(2,723)

        The accumulated benefit obligation for pension benefits at February 22, 2008, was $339.1 million.

        The following table, which includes only company-sponsored plans, reconciles the beginning balance at February 22, 2008, and ending balances at December 31, 2008, of our benefit obligation. It also shows the fair value of plan assets and aggregate funded status of our plans.

	Pension Benefits	Other Benefits
	2008
	(thousands)
Change in benefit obligation
Benefit obligation at February 22, 2008	$379,390	$2,723
Service cost	9,226	3
Interest cost	20,881	98
Amendments	364	(77)
Actuarial loss	31,715	—
Closure and curtailment gain	(37,473)	—
Benefits paid	(7,411)	(257)

Benefit obligation at December 31, 2008	$396,692	$2,490

Change in plan assets
Fair value of plan assets at February 22, 2008	$323,640	$—
Actual return on plan assets	(68,210)	—
Employer contributions	65	—
Benefits paid	(7,411)	—

Fair value of plan assets at December 31, 2008	$248,084	$—

Over (under) funded status	$(148,608)	$(2,490)

Amounts recognized on our Consolidated Balance Sheet
Noncurrent assets	$—	$—
Current liabilities	(1,317)	(670)
Noncurrent liabilities	(147,291)	(1,820)

Net amount recognized	$(148,608)	$(2,490)

        Amounts recognized in Accumulated Other Comprehensive (Income) Loss for the year ended December 31, 2008, consist of:

	Pension Benefits	Other Benefits
	(thousands)
Net (gain) loss	$84,600	$(42)
Prior service cost	364	—

Net amount recognized	$84,964	$(42)

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $396.7 million, $393.2 million, and $248.1 million, respectively, as of December 31, 2008.

        The accumulated benefit obligation for all defined benefit pension plans was $393.2 million at December 31, 2008.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

        The components of net periodic benefit cost and other comprehensive (income) loss are as follows (in thousands):

	Pension Benefits				Other Benefits
	Boise Inc.	Predecessor	Predecessor	Predecessor	Boise Inc.	Boise Inc.	Predecessor	Predecessor
	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Service cost	$9,226	$1,566	$12,103	$13,040	$3	$—	$75	$212
Interest cost	20,881	3,458	22,718	19,098	98	18	230	368
Expected return on plan assets	(20,398)	(3,452)	(23,173)	(19,214)	—	—	—	—
Amortization of actuarial (gain) loss	—	(21)	271	155	—	(12)	(34)	—
Amortization of prior service costs and other	—	194	1,190	490	—	—	—	—
Plan settlement curtailment (gain) loss	(1,749)	—	(46)	822	—	—	—	—

Company-sponsored plans	7,960	1,745	13,063	14,391	101	6	271	580
Multiemployer plans	327	75	—	—	—	—	—	—

Net periodic benefit costs	$8,287	$1,820	$13,063	$14,391	$101	$6	$271	$580

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	$84,600	$—	$—	$—	$(42)	$—	$—	$—
Prior service cost	364	—	—	—	—	—	—	—
Amortization of actuarial gain (loss)	—	—	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—

Total recognized in other comprehensive (income) loss	84,964	—	—	—	(42)	—	—	—

Total recognized in net periodic benefit cost and other comprehensive
(income) loss	$93,251	$1,820	$13,063	$14,391	$59	$6	$271	$580

        In 2009, we estimate net periodic pension expense will be $9.6 million. The 2009 net periodic pension expense will include $0.3 million of net loss that will be amortized from "Accumulated Other Comprehensive Income (Loss)."

Assumptions

        The assumptions used in accounting for the plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefits obligation:

	Pension Benefits		Other Benefits
	Boise Inc.		Boise Inc.		Predecessor
	December 31, 2008	February 22, 2008	December 31, 2008	February 22, 2008	December 31, 2007
Weighted average
Discount rate	6.20%	6.50%	5.70%	5.50%	5.75%
Rate of compensation increase	4.25%	4.25%	—%	—%	—%

        The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits				Other Benefits
	Boise Inc.	Predecessor	Predecessor	Predecessor	Boise Inc.	Predecessor	Predecessor	Predecessor
	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Weighted average assumptions as of the last day in the presented period
Discount rate	6.50%	6.40%	5.90%	5.60%	5.70%	5.50%	5.75%	5.40%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.25%	—%	—%	—%	—%
Rate of compensation Increase	4.25%	4.25%	4.25%	4.25%	—%	—%	—%	—%

        Discount Rate Assumption.    In all periods presented, the discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan's projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

        Asset Return Assumption.    The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2009 net periodic benefit cost is 7.25%.

        Rate of Compensation Increases.    This assumption reflects the long-term actual experience, the near-term outlook, and assumed inflation.

        The following table presents our assumed healthcare cost trend rates at December 31, 2008, and the Predecessor's at December 31, 2007:

	2008	2007
Weighted average assumptions:
Healthcare cost trend rate assumed for next year	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017

        Assumed healthcare cost trend rates affect the amounts reported for the healthcare plans. At December 31, 2008, a one-percentage-point change in our assumed healthcare cost trend rate would not significantly affect our total service or interest costs or our postretirement benefit obligation.

Plan Assets

        Our pension plan asset allocations by asset category at December 31, 2008, are as follows:

Asset Category	Plan Assets at December 31, 2008
U.S. equity securities	44%
International equity securities	12%
Fixed-income securities	44%

100%

        Our Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. We have retained Russell Investments (Russell) to oversee the management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. As of December 31, 2008, our investment policy governing our relationship with Russell allocated 45% to long-duration fixed-income securities (three managers), 35% to large-capitalization U.S. equity securities (ten managers utilized in the Russell large-capitalization U.S. equity fund as of December 31, 2008), 12% to international equity securities (nine managers), and 8% to small- and mid-capitalization U.S. equity securities (ten managers). Our arrangement with Russell calls for monthly rebalancing to the policy targets noted above.

Cash Flows

        In connection with the Acquisition, Boise Cascade transferred sufficient assets to fund Boise Inc.'s accumulated benefit obligation at a 6.5% discount rate, and as a result, we were not required to and did not make contributions to the qualified pension plans during 2008. Pension funding requirements depend in part on returns on plan assets. As of December 31, 2008, our pension assets had a market value of $248 million, compared with $324 million as of February 22, 2008, the date we assumed the obligation for these plans. Assuming a rate of return on plan assets of 7.25% in 2009 and 2010, we estimate that we would be required to contribute $4.1 million in 2009 and approximately $38 million in 2010, which includes the impact of the pension plan freeze. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in our plan asset return assumptions, changes in interest rates which affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. Recent declines in the global equity markets may require us to make larger than previously anticipated contributions to our pension plans. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years. For the year ended December 31, 2008, we made no cash contributions to our qualified pension plans; however, we made cash contributions and certain benefit payments to our nonqualified pension plans and other postretirement benefit plans totaling $0.6 million. In 2009, we are required to make a $4.1 million minimum contribution to our pension plans.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid. Qualified pension benefit payments are paid from plan assets, while nonqualified pension and other benefit payments are paid by the company.

	Pension Benefits	Other Benefits
	(thousands)
2009	$13,295	$672
2010	14,430	430
2011	16,582	276
2012	19,070	200
2013	21,253	163
Years 2014-2018	133,565	414

15.  Stockholders' Equity

Preferred Stock

        We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at December 31, 2008 and 2007.

Common Stock

        We are authorized to issue 250,000,000 shares of common stock, of which 79,716,130 shares were issued and outstanding at December 31, 2008. Of these shares outstanding, 2,426,100 shares were restricted stock (discussed below). At December 31, 2007, we had 51,750,000 shares of common stock issued and outstanding, of which 16,555,860 shares were subject to possible conversion.

        On February 5, 2008, stockholders owning 12,543,778 shares exercised their conversion rights and voted against the Acquisition. Such stockholders were entitled to receive their per-share interest in the proceeds from our initial public offering, which had been held in trust. Of these 12,543,778 shares, 12,347,427 shares were presented for conversion. The remaining shares not presented remain outstanding. At December 31, 2007, cash held in trust was $403,989,389. In connection with the Acquisition, we paid $120,169,890 from our cash held in trust to these stockholders. The remaining cash held in trust was used to effect the Acquisition.

Warrants

        In connection with our public offering in June 2007, we issued 41,400,000 units (the Units). Each Unit consists of one share of our common stock and one Redeemable Common Stock Purchase Warrant (the Warrants). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $7.50, commencing on the later of the completion of a business combination and one year from the effective date of the public offering and expiring four years from the effective date of the public offering. We may redeem the Warrants, at a price of $0.01 per Warrant, upon 30 days' notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. In June 2008, we filed a posteffective amendment on Form S-1 to register the shares of our common stock covered by these Warrants.

        Simultaneously with the consummation of the public offering, Aldabra 2 Acquisition Corp.'s chairman and chief executive officer privately purchased a total of 3,000,000 Warrants (the Insider Warrants) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000). The amount paid for the Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a "cashless basis," at the holder's option, so long as such securities are held by such purchaser or his affiliates. At December 31, 2008, including 3,000,000 Insider Warrants, 44,400,000 Warrants were outstanding.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) includes the following:

		Unfunded Accumulated Benefit Obligation
				Accumulated Other Comprehensive Income (Loss)
	Cash Flow Hedges	Actuarial Loss (a)	Prior Service Cost (a)
	(thousands)
Balance at December 31, 2007, net of taxes	$—	$—	$—	$—

Current-period changes, before taxes	(760)	(84,558)	(364)	(85,682)
Reclassifications to earnings, before taxes	—	—	—	—
Income taxes	—	—	—	—

Balance at December 31, 2008, net of taxes	$(760)	$(84,558)	$(364)	$(85,682)

(a)
The 2009 net periodic pension expense will include $0.3 million of net loss that will be amortized from "Accumulated Other Comprehensive Income (Loss)."

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

        In accordance with SFAS No. 123(R), we evaluate share-based compensation on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the year ended December 31, 2008, was zero.

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

Compensation Expense

        We accrue compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the year ended December 31, 2008, we recognized $3.1 million of compensation expense. Most of these costs were recorded in "General and administrative expenses" in our Consolidated Statement of Income (Loss).

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

        The equity grants that vest based on the stock price of Boise Inc. are market-condition grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market-condition awards consider the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the market-based restrictions represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS

No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the fair value on the date of grant of the market-condition awards that vest based on the stock price of Boise Inc. at $10 per share and $12.50 per share to be approximately $2.03 per share and $1.57 per share, respectively. The fair value of market-condition restricted stock or units is estimated at the grant date using a Monte Carlo simulation. We assumed a risk-free rate of 2.59%, an expected stock volatility of 58.60%, and a stock price for Boise Inc.'s common shares of $4.16 per share. The $4.16-per-share value is based on Boise Inc.'s closing stock price on the date of grant. Expense is recognized on a straight-line basis over the service period.

        The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of December 31, 2008, and changes during the period ended December 31, 2008:

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value
	(thousands)		(thousands)	(thousands)		(thousands)
Outstanding at May 2, 2008 (a)	—	$—	$—	—	$—	$—
Granted	1,185	4.16	4,927	1,929	1.75	3,368
Vested	(30)	4.16	(125)	—	—	—
Forfeited	(12)	4.16	(48)	(13)	1.75	(23)

Outstanding at December 31, 2008 (a)(b)	1,143	$4.16	$4,754	1,916	$1.75	$3,345

(a)
Outstanding units are the same as nonvested units.

(b)
The remaining weighted average contractual term is approximately 2.0 years for the service-condition awards and 2.2 years for the market-condition awards.

        At December 31, 2008, we had approximately $2.6 million and $2.3 million of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants, respectively, under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.4 years and 3.0 years for the service-condition and market-condition awards, respectively. In accordance with SFAS No. 123 (R), unrecognized compensation expense is calculated net of estimated forfeitures of $0.1 million. During the year ended December 31, 2008, we recognized $3.1 million of compensation expense, of which $2.2 million related to the grant-date fair value of service-condition awards vested through December 31, 2008, and $0.9 million related to the market-condition awards that generally vest on February 28, 2011.

Dividends

        In June 2007, our board of directors authorized stock dividends of 0.5 shares of common stock and 0.2 shares of common stock for each outstanding share of common stock at June 12, 2007, and June 19, 2007, respectively.

        Our ability to pay dividends is restricted by our senior secured credit facilities as well as Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends. We have not paid any cash dividends on our common stock to date.

Predecessor

        During the Predecessor periods presented, equity compensation was granted to the Predecessor's employees under Boise Cascade's equity compensation plans. During the Predecessor periods of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the Predecessor recognized $0.2 million, $1.7 million, and $1.8 million of compensation expense, respectively, most of which was recorded in "General and administrative expenses" in the Consolidated Statements of Income (Loss).

16.  St. Helens Mill Restructuring

        In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula mills by a total of approximately 138,000 tons. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The move allows us to better match production levels to demand for our products and to discontinue production of our least profitable papers. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily lightweight opaque and flexible packaging papers, as does the #3 machine, which is owned by Cascades Tissue Group. The permanent capacity reductions resulted in the loss of approximately 300 jobs at the St. Helens mill and 35 jobs in related sales, marketing, and logistics functions elsewhere in the company. Eligible salaried employees were offered severance packages and outplacement assistance. We have concluded closure agreement negotiations for the affected union employees. We will employ approximately 170 employees at the mill after restructuring. At December 31, 2008, we had terminated approximately 26 employees.

        For the year ended December 31, 2008, we recorded a pretax charge of $37.6 million associated with the restructuring, of which $28.8 million related to noncash expenses. These costs are recorded in our Paper segment. Of the $37.6 million, $7.8 million related to the write-down of inventory and was recorded in "Materials, labor, and other operating expenses" in the Consolidated Statement of Income (Loss). We recorded the remaining $29.8 million of restructuring costs in "St. Helens mill restructuring" in the Consolidated Statement of Income (Loss). These costs included asset write-downs for plant and equipment at the St. Helens mill, employee-related severance costs, pension curtailment losses, and other miscellaneous costs related to the restructuring of the mill. The severance liabilities are included in "Accrued liabilities, Compensation and benefits" on the Consolidated Balance Sheet. We expect to pay these severance costs in first half of 2009.

        An analysis of restructuring-related expenses in 2008 is as follows:

	Noncash Expense	Cash Expense (a)	Total Expenses
	(thousands)
Inventory write-down	$7,788	$—	$7,788
Asset write-down	19,825	—	19,825
Employee related costs	—	8,433	8,433
Pension curtailment loss	1,165	—	1,165
Other	—	357	357

	$28,778	$8,790	$37,568

(a)
As of December 31, 2008, cash payments totaled $0.4 million. We expect to pay most of the remainder of these expenses in the first half of 2009.

17.  Segment Information

        We operate our business in three reportable segments, Paper, Packaging, and Corporate and Other (support services) and are headquartered in Boise, Idaho. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments.

        Paper.    Our Paper segment manufactures and sells uncoated freesheet (including commodity and premium cut-size office papers); a range of packaging papers (including corrugating medium, label and release papers, and flexible packaging papers); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. In 2008, approximately 39% of uncoated freesheet paper sales volume, including approximately 70% of the office papers sales volume, was sold to OfficeMax Incorporated (OfficeMax).

        Packaging.    Our Packaging segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. In March 2008, we completed a $23 million project on our linerboard machine at DeRidder, which reduced our exposure to fossil fuels and increased product capabilities. We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, and beverages, as well as industrial and consumer products. Our Waco, Texas, plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our own sales personnel and by brokers.

        Until late February 2009, we marketed our newsprint through Abitibi Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. (AbitibiBowater) pursuant to an arrangement whereby ACSC purchased all of the newsprint we produce. ACSC sold our newsprint primarily in regional markets near our DeRidder, Louisiana, manufacturing facility. In late February 2009, we terminated our arrangement with ACSC and since that time have sold our newsprint production through our own sales personnel primarily to newspaper publishers in the Southern U.S.

        Corporate and Other.    Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor periods presented, the Corporate and Other segment included primarily an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services include but were not limited to finance, accounting, legal, information technology, and human resource functions. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the year ended December 31, 2008, segment sales related primarily to our rail and truck business and were $67.7 million. During the Predecessor period of January 1 through February 21, 2008, and for the years ended December 31, 2007 and 2006, these sales were $8.5 million, $58.9 million, and $61.4 million, respectively.

        In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the year ended December 31, 2008, we recorded $12.1 million in "Sales, Related parties" and the same amount in "Costs and expenses" in our Consolidated Statement of Income (Loss) related to this agreement.

        The segments' profits and losses are measured on operating profits before change in fair value of interest rate derivatives, interest expense, and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

        The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

        Sales to OfficeMax and ACSC, an indirect subsidiary of AbitibiBowater, have represented a concentration in the volume of business transacted and revenue generated from these transactions. Sales to OfficeMax were $494.6 million during the year ended December 31, 2008, representing 24% of total sales. For the period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, the Predecessor's sales to OfficeMax were $90.1 million, $615.7 million, and $575.9 million, respectively. During the Predecessor periods, sales to OfficeMax represented 25%, 26%, and 26% of sales. Sales to ACSC represented 9% of consolidated trade sales for the year ended December 31, 2008, and 9%, 9%, and 11% during the Predecessor period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, respectively. No other single customer accounted for 10% or more of consolidated trade sales or of total sales. Export sales to foreign unaffiliated customers were $212.8 million in 2008 and $40.8 million, $222.1 million, and $182.4 million during the Predecessor period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006, respectively. In all periods presented, net sales were generated domestically, and long-lived assets were held by domestic operations.

        Segment sales to external customers by product line are as follows (millions):

	Boise Inc.		Predecessor
	Year Ended December 31,	February 1 (Inception) Through December 31,	January 1 Through February 21,	Year Ended December 31
	2008	2007	2008	2007	2006
Paper
Uncoated freesheet	$1,240.9	$—	$224.2	$1,392.1	$1,319.9
Containerboard (medium)	0.2	—	0.1	1.5	0.7
Market pulp	101.9	—	20.1	139.3	118.7

	1,343.0	—	244.4	1,532.9	1,439.3

Packaging
Containerboard (linerboard)	88.6	—	16.5	104.3	107.4
Newsprint	203.2	—	29.8	217.1	230.4
Corrugated containers and sheets	324.3	—	53.1	364.5	342.3
Other	84.3	—	13.7	94.5	82.3

	700.4	—	113.1	780.4	762.4

Corporate and Other	27.2	—	2.4	19.3	20.3

	$2,070.6	$—	$359.9	$2,332.6	$2,222.0

        An analysis of our operations by segment is as follows:

Boise Inc.

							Depre- ciation, Amorti- zation, and Depletion
	Sales
					Income (Loss) Before Taxes
	Trade	Related Parties	Inter- segment	Total				EBITDA (g)		Capital Expendi- tures	Assets
	(millions)
Year Ended December 31, 2008
Paper	$1,343.0	$—	$60.7	$1,403.7	$32.7	(a)	$71.7	$104.3	(a)	$42.8	$1,310.4
Packaging	635.5	64.9	3.3	703.7	21.1	(a)	35.1	56.2	(a)	43.5	558.3
Corporate and Other	11.7	15.5	40.5	67.7	(18.6	)(a)	3.2	(15.4	)(a)	4.3	156.4

	1,990.2	80.4	104.5	2,175.1	35.2		110.0	145.1		90.6	2,025.1

Intersegment eliminations	—	—	(104.5)	(104.5)	—		—	—		—	(36.8)
Change in fair value of interest rate derivatives	—	—	—		(0.5)		—	—		—	—
Interest expense	—	—	—		(91.2)		—	—		—	—
Interest income	—	—	—		2.2		—	—		—	—

	$1,990.2	$80.4	$—	$2,070.6	$(54.3)		$110.0	$145.1		$90.6	$1,988.3

February 1 (Inception) Through December 31, 2007
Paper	$—	$—	$—	$—	$—		$—	$—		$—	$—
Packaging	—	—	—	—	—		—	—		—	—
Corporate and Other	—	—	—	—	(0.3)		—	(0.3)		—	407.6

	—	—	—	—	(0.3)		—	(0.3)		—	407.6

Intersegment eliminations	—	—	—	—	—		—	—		—	—
Interest income	—	—	—	—	10.4		—	—		—	—

	$—	$—	$—	$—	$10.1		$—	$(0.3)		$—	$407.6

 Predecessor

							Depre- ciation, Amorti- zation, and Depletion
	Sales
					Income (Loss) Before Taxes
	Trade	Related Parties	Inter- segment	Total					EBITDA (g)		Capital Expendi- tures		Assets
	(millions)
January 1 Through February 21, 2008
Paper	$154.4	$90.0	$9.1	$253.5	$20.7		$0.3		$21.1		$5.0
Packaging	102.2	10.9	0.4	113.5	5.7		0.1		5.7		5.2
Corporate and Other	1.8	0.6	6.1	8.5	(3.2)		0.1		(3.1)		—

	258.4	101.5	15.6	375.5	23.2		0.5		23.7		10.2

Intersegment eliminations	—	—	(15.6)	(15.6)	—		—		—		—
Interest income		—	—	—	0.2		—		—		—

	$258.4	$101.5	$—	$359.9	$23.4		$0.5		$23.7		$10.2

Year Ended December 31, 2007
Paper	$917.2	$615.7	$63.3	$1,596.2	$133.5	(c)	$45.0	(b)	$178.5	(c)	$103.4		$1,265.6
Packaging	705.1	75.3	2.7	783.1 (d)	40.1	(c)	37.7	(b)	77.8	(c)	38.2		579.1
Corporate and Other	14.3	5.0	39.6	58.9	(11.9	)(c)	1.9	(b)	(10.0	)(c)	0.2		12.4

	1,636.6	696.0	105.6	2,438.2	161.7		84.6		246.3		141.8		1,857.1

Intersegment eliminations	—	—	(105.6)	(105.6)	—		—		—		—		(11.4)
Interest income	—	—	—	—	0.7		—		—		—		—

	$1,636.6	$696.0	$—	$2,332.6	$162.4		$84.6		$246.3		$141.8		$1,845.7

Year Ended December 31, 2006
Paper	$863.7	$575.6	$55.4	$1,494.7	$63.3	(e)	$62.3		$125.6	(e)	$85.5		$1,188.0
Packaging	689.0	73.4	4.1	766.5 (d)	45.3	(e)	50.8		96.1	(e)	66.1	(f)	565.1
Corporate and Other	14.7	5.6	41.1	61.4	(14.9	)(e)	3.3		(11.6	)(e)	0.1		15.7

	1,567.4	654.6	100.6	2,322.6	93.7		116.4		210.1		151.7		1,768.8

Intersegment eliminations	—	—	(100.6)	(100.6)	—		—		—		—		(10.0)
Interest income	—	—	—	—	0.6		—		—		—		—

	$1,567.4	$654.6	$—	$2,222.0	$94.3		$116.4		$210.1		$151.7		$1,758.8

(a)
Included $37.6 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

  Included $7.4 million of expense related to the impact of energy hedges, of which $6.1 million was recorded in the Paper segment and $1.3 million was recorded in the Packaging segment.

  Included $5.5 million of expense recorded in the Packaging segment related to lost production and costs incurred as a result of Hurricanes Gustav and Ike.

  Included $10.2 million related to inventory purchase accounting adjustments, of which $7.4 million was recorded in the Paper segment and $2.8 million was recorded in the Packaging segment.

  Included $19.8 million of expense recorded in the Packaging segment related to the outage at the DeRidder, Louisiana, mill.

  Included a $2.9 million gain on changes in supplemental pension plans recorded in the Corporate and Other segment.

(b)
Included approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in the Paper, Packaging, and Corporate and Other segments as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(c)
Included a $4.4 million gain for changes in retiree healthcare programs recorded in the Corporate and Other segment.

  Included $8.7 million of expense related to the impact of energy hedges. Of the $8.7 million, $7.3 million was recorded in the Paper segment and $1.4 million was recorded in the Packaging segment.

  Included $4.0 million of expense recorded in the Paper segment related to the start-up of the reconfigured paper machine at the Wallula, Washington, mill.

(d)
Included the impact of adopting EITF 04-13 effective January 1, 2006, which required us to report our inventory buy/sell transactions with the same counterparty on a net basis.

(e)
Included a $3.7 million gain for changes in retiree healthcare programs recorded in the Corporate and Other segment.

  Included $18.1 million of expense related to the impact of energy hedges. Of the $18.1 million, $15.0 million was recorded in the Paper segment and $3.1 million was recorded in the Packaging segment.

  Included $2.8 million of expense recorded in the Corporate and Other segment for special project costs.

  Included $2.4 million of expense recorded in the Paper segment related to write-downs associated with the sale of the Vancouver, Washington, mill.

(f)
Included $42.6 million of cash paid for the purchase of CTC's assets in Waco, Texas, recorded in the Packaging segment.

(g)
EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives) and income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management's ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate derivatives, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

          The following is a reconciliation of net income to EBITDA (millions):

	Boise Inc.		Predecessor
	Year Ended December 31,	February 1 (Inception) Through December 31,	January 1 Through February 21,	Year Ended December 31
	2008	2007	2008	2007	2006
Net income (loss)	$(45.5)	$5.5	$22.8	$159.6	$92.9
Change in fair value of interest rate derivatives	0.5	—	—	—	—
Interest expense	91.2	—	—	—	—
Interest income	(2.2)	(10.4)	(0.2)	(0.7)	(0.6)
Income tax provision (benefit)	(8.8)	4.6	0.6	2.8	1.4
Depreciation, amortization, and depletion	110.0	—	0.5	84.6	116.4

EBITDA	$145.1	$(0.3)	$23.7	$246.3	$210.1

18.  Commitments and Guarantees

Commitments

        We have commitments for fiber, leases, and utilities. Our lease commitments are discussed further in Note 8, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

        We are a party to a number of long-term log and fiber supply agreements. At December 31, 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately $168.7 million. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or current-quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

        We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2008, we had approximately $24.0 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2008, or determined pursuant to contractual terms, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

        We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. See Note 12, Debt for a description of the guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

19.  Legal Proceedings and Contingencies

        We are a party to routine legal proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

20.  Quarterly Results of Operations (unaudited)

	Predecessor	Boise Inc.
	January 1 Through	2008
	February 21, 2008	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
	(millions, except per-share and stock price information)
Net sales	$359.9	$228.0	$618.4	$633.1	$591.1
Income (loss) from operations	23.1	(9.3)	7.6	30.1	11.4
Net income (loss)	22.8	16.4	(18.1)	4.4	(15.5)
Net income (loss) per common share
Basic	—	(0.26)	(0.23)	0.06	(0.20)
Diluted	—	(0.26)	(0.23)	0.06	(0.20)
Common stock dividends per share	—	—	—	—	—
Common stock prices (h)
High	—	9.70	6.73	4.20	1.45
Low	—	6.19	3.58	1.56	0.29

	Boise Inc.
	2007
	February 1 (Inception) Through March 31, 2007	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per-share and stock price information)
Net sales	$—	$—	$—	$—
Loss from operations	—	—	(0.1)	(0.2)
Net income	—	0.3	2.8	2.4
Net income per common share
Basic	—	0.02	0.05	0.05
Diluted	—	0.02	0.05	0.05
Common stock dividends per share	—	—	—	—
Common stock prices (h)
High	—	9.15	9.30	9.87
Low	—	9.15	8.98	9.21

	Predecessor
	2007
	First Quarter (e)	Second Quarter (f)	Third Quarter (g)	Fourth Quarter (g)
	(millions, except per-share and stock price information)
Net sales	$578.7	$582.6	$583.7	$587.6
Income from operations	22.8	16.6	50.7	70.4
Net income	22.0	16.5	50.2	70.8
Net income (loss) per common share
Basic	—	—	—	—
Diluted	—	—	—	—
Common stock dividends per share	—	—	—	—
Common stock prices (h)
High	—	—	—	—
Low	—	—	—	—
(a)
First quarter 2008 included $19.8 million of expense related to the outage at the DeRidder, Louisiana, mill.

  First quarter 2008 included $6.5 million of expense related to inventory purchase accounting adjustments.

(b)
Second quarter 2008 included $3.7 million of expense related to inventory purchase accounting adjustments.

  Second quarter 2008 included $3.7 million recorded as a reduction in "Materials, labor, and other operating expense" for energy hedges.

(c)
Third quarter 2008 included $11.3 million of expense for energy hedges.

  Third quarter 2008 included $5.5 million of expense related to lost production and costs incurred as a result of Hurricanes Gustav and Ike.

(d)
Fourth quarter 2008 included $37.6 million of expenses related to the restructuring of our pulp and paper mill in St. Helens, Oregon, which we announced in November 2008.

  Fourth quarter 2008 included a $2.9 million gain for changes in supplemental pension plans.

(e)
First quarter 2007 included $8.7 million of expense related to the impact of energy hedges.

(f)
Second quarter 2007 included a $4.4 million gain for changes in retiree healthcare programs.

  Second quarter 2007 included $4.0 million of expense related to the start-up of the reconfigured paper machine at the Wallula, Washington, mill.

(g)
In third quarter 2007 and fourth quarter 2007, the Predecessor had approximately $10.2 million and $31.6 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets Boise Cascade recorded as held for sale.

(h)
Our common stock began trading on February 22, 2008, on the New York Stock Exchange (NYSE) under the symbol BZ and, as of December 31, 2008, traded under the symbol BZBC. From June 29, 2007, through February 21, 2008, Aldabra 2 Acquisition Corp.'s common stock was traded on the American Stock Exchange (AMEX) under the Symbol AII. In connection with the Acquisition on February 22, 2008, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. and relisted on the NYSE under the symbol BZ. The Predecessor had no common stock and was not traded on an exchange. Common stock prices are based on daily closing prices.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise, Inc.:

        We have audited the accompanying consolidated balance sheet of Boise Inc. (formerly Aldabra 2 Acquisition Corp.) and subsidiaries as of December 31, 2008, and the related consolidated statements of loss, stockholders' equity, and cash flows for the year ended December 31, 2008. We also have audited Boise Inc.'s. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boise Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Boise Inc.

maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boise, Idaho
February 23, 2009

Independent Auditor's Report

The Board of Directors of Boise Inc.:

        We have audited the accompanying consolidated balance sheet of Boise Paper Products and subsidiaries as of December 31, 2007, and the related consolidated statements of income, capital, and cash flows for the period from January 1, 2008, through February 21, 2008, and for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Paper Products and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the period from January 1, 2008, through February 21, 2008, and for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
February 23, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Aldabra 2 Acquisition Corp.:

        We have audited the accompanying consolidated balance sheet of Aldabra 2 Acquisition Corp. (a corporation in the development stage) and subsidiary (the "Company") as of December 31, 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the period from February 1, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ McGladrey & Pullen, LLP

New York, New York
February 21, 2008

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no disagreements with our independent accountants regarding accounting or financial disclosure matters.

ITEM 9A.   CONTROLS AND PROCEDURES

        We have attached the certifications of our chief executive officer and chief financial officer with this Form 10-K. Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, require that we include these certifications with this report. This section includes information concerning the disclosure controls and procedures referred to in the certifications and our internal control over financial reporting. You should read this section in conjunction with the certifications for a more complete understanding of the topics presented.

Introduction

        We maintain "disclosure controls and procedures," as the SEC defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

        We also maintain "internal control over financial reporting." The SEC defines such internal control as a process designed by, or under the supervision of, a public company's CEO and CFO, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP. This control includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Limitation on the Effectiveness of Controls and Procedures

        Our management, including the CEO and CFO, does not expect that our disclosure controls and or internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of fraud, if any, within our company. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of this inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected even when effective disclosure controls and internal controls are in place.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

        We had no changes to our internal controls over financial reporting or other factors during the year and quarter ended December 31, 2008, that affected materially, or are reasonably likely to affect materially, our internal controls.

Management's Report on Internal Control over Financial Reporting

        Management's Report on Internal Control Over Financial Reporting is located on the following page of this Form 10-K and KPMG LLP's Report of Independent Registered Public Accounting Firm on internal control over financial reporting is located in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

 Management's Report on Internal Control Over Financial Reporting

        The management of Boise Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities and Exchange Act of 1934 rules) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Management assessed our internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of the company's internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.   OTHER INFORMATION

        None.

 PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        Information concerning our directors is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled "Proposals to be Voted on, Proposal No. 1 —Election of Directors." We will file our definitive proxy statement with the Securities and Exchange Commission (SEC) no later than 120 days after December 31, 2008.

        Information concerning our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption "Executive Officers of Registrant."

        Information concerning family relationships between our directors or executive officers is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled "Transactions with Related Persons, Promoters, and Certain Control Persons." We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2008.

        Information concerning compliance with Section 16(a) of the Securities and Exchange Act and our corporate governance is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled "Compliance with Section 16(a) of the Exchange Act" and "Corporate Governance Principles and Board Matters." We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2008.

        Our board of directors adopted a Code of Ethics that applies not only to our directors but also to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. A copy of our Code of Ethics is available, free of charge, by visiting our website at www.BoiseInc.com by selecting Investors, Corporate Governance, and then Code of Ethics. Requests for copies of our Code of Ethics may also be obtained by calling (208) 384-7803 or by sending a written request to Boise Inc., Attention Investor Relations, 1111 West Jefferson Street, Suite 200, Boise, ID 83702-5388.

        If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose the amendment or waiver by posting the required information on our website within four business days following such amendment or waiver. No waivers of our Code of Ethics have been granted to date.

        Information concerning material changes to the procedures by which our securityholders may recommend nominees to our board of directors is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled "Shareholder Communications." We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2008.

        Mr. Berger, our Audit Committee chair, is a financial expert as that term is defined in Regulation S-K, Item 407(d)(5). Further information concerning our Audit Committee is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled "Corporate Governance Principles and Board Matters" and "Audit Committee Matters." We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2008.

ITEM 11.   EXECUTIVE COMPENSATION

        Information concerning compensation of our executive officers and directors is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled "Executive Compensation" and "Corporate Governance Principles and Board Matters." We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2008.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        A description of the security ownership of certain beneficial owners and management and equity compensation plan information is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled "Security Ownership" and "Executive Compensation." We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2008.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        A description of certain relationships and related transactions is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled "Transactions with Related Persons, Promoters, and Certain Control Persons." We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2008.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information with respect to fees paid to, and services rendered by, our principal accountant, and our policies and procedures for preapproving those services, is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled "Audit Committee Matters." We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2008.

 PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this Form 10-K:

(1)
Consolidated Financial Statements

    The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firms are presented in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

    •
    Boise Inc. Consolidated Balance Sheets as of December 31, 2008 and 2007, and the Predecessor Consolidated Balance Sheet as of December 31, 2007.

    •
    Boise Inc. Consolidated Statements of Income (Loss) for the year ended December 31, 2008, and the period of February 1 (Inception) through December 31, 2007, and the Predecessor Consolidated Statements of Income (Loss) for the period of January 1 through February 21, 2008, and the years ended December 31, 2007 and 2006.

    •
    Boise Inc. Consolidated Statements of Cash Flows for the year ended December 31, 2008, and for the period of February 1 (Inception) through December 31, 2007, and the Predecessor Consolidated Statements of Cash Flows for the period of January 1 through February 21, 2008, and for the years ended December 31, 2007 and 2006.

    •
    Boise Inc. Consolidated Statements of Stockholders' Equity for the year ended December 31, 2008, and the period ended December 31, 2007, and for the years ended December 31, 2007 and 2006.

    •
    Notes to Consolidated Financial Statements.

    •
    Report of Independent Registered Public Accounting Firm — KPMG LLP.

    •
    Independent Auditor's Report — KPMG LLP.

    •
    Report of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP.

    •
    Management's Report on Internal Control Over Financial Reporting.

  (2)
  Financial Statement Schedules

    All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

  (3)
  Exhibits

    A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits and is incorporated by reference.

(b)
See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boise Inc.
By	/s/ Alexander Toeldte Alexander Toeldte Chief Executive Officer

Dated: February 24, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Capacity
(i)	Principal Executive Officer:
	/s/ Alexander Toeldte Alexander Toeldte	Chief Executive Officer
(ii)	Principal Financial Officer:
	/s/ Robert M. McNutt Robert M. McNutt	Senior Vice President and Chief Financial Officer
(iii)	Principal Accounting Officer:
	/s/ Samuel K. Cotterell Samuel K. Cotterell	Vice President and Controller
(iv)	Directors:
	/s/ Alexander Toeldte Alexander Toeldte	/s/ Matthew W. Norton Matthew W. Norton
	/s/ Carl A. Albert Carl A. Albert	/s/ Thomas S. Souleles Thomas S. Souleles
	/s/ Jonathan W. Berger Jonathan W. Berger	/s/ W. Thomas Stephens W. Thomas Stephens
	/s/ Jack Goldman Jack Goldman	/s/ Jason G. Weiss Jason W. Weiss
/s/ Nathan D. Leight Nathan D. Leight

BOISE INC.

INDEX TO EXHIBITS

Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2008.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated September 7, 2007 between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	DEFM14A	001-33541		1/23/08
2.2
	Amendment No. 1 to Purchase and Sale Agreement dated October 18, 2007 between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	DEFM14A	001-33541		1/23/08
2.3	Amendment No. 2 to Purchase and Sale Agreement dated February 22, 2008 between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	001-33541	10.2	2/28/08
3.1	Second Amended and Restated Certificate of Incorporation of Boise Inc.	8-K	001-33541	3.1	2/28/08
3.2	Bylaws of Boise Inc., Amended and Restated Effective as of July 11, 2008	8-K	001-33541	3.1	7/14/08
4.1	Specimen Unit Certificate	S-1	333-141398	4.1	3/19/07
4.2	Specimen Common Stock Certificate	S-1 POS AM No. 1	333-141398	4.2	6/13/08
4.3	Specimen Warrant Certificate	S-1 POS AM No. 1	333-141398	4.3	6/13/08
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Aldabra 2 Acquisition Corp.	S-1 Amend. No. 3	333-141398	4.4	6/13/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
4.5	Investor Rights Agreement dated February 22, 2008 between Aldabra 2 Acquisition Corp. (now Boise Inc.), Boise Cascade, L.L.C., Boise Cascade Holdings, L.L.C., certain directors and officers of Aldabra 2 Acquisition Corp., the Aldabra Shareholders, and each other Person who becomes a party to this Agreement after February 22, 2008	8-K	001-33541	4.1	2/28/08
9	None
10.1	Letter Agreement between Aldabra 2 Acquisition Corp., Lazard Capital Markets LLC, and Nathan D. Leight	S-1	333-141398	10.1	3/19/07
10.2	Letter Agreement between Aldabra 2 Acquisition Corp., Lazard Capital Markets LLC, and Jason G. Weiss	S-1	333-141398	10.2	3/19/07
10.3	Letter Agreement between Aldabra 2 Acquisition Corp., Lazard Capital Markets LLC, and Jonathan W. Berger	S-1	333-141398	10.3	3/19/07
10.4	Letter Agreement between Aldabra 2 Acquisition Corp., Lazard Capital Markets LLC, and Richard H. Rogel	S-1	333-141398	10.4	3/19/07
10.5	Letter Agreement between Aldabra 2 Acquisition Corp., Lazard Capital Markets LLC, and Carl A. Albert	S-1	333-141398	10.5	3/19/07
10.6	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Aldabra 2 Acquisition Corp.	S-1 Amend. No. 3	333-141398	10.6	6/13/07
10.7	Form of Stock Escrow Agreement between Aldabra 2 Acquisition Corp., Continental Stock Transfer & Trust Company, and the Initial Stockholders	S-1 Amend. No. 3	333-141398	10.7	6/13/07
10.8	Form of Letter Agreement between Terrapin Partners LLC and Aldabra 2 Acquisition Corp. regarding administrative support	S-1	333-141398	10.8	3/19/07
10.9	Form of Promissory Note as of February 27, 2007 issued to each of Nathan D. Leight and Jason G. Weiss in the amount of $50,000	S-1	333-141398	10.9	3/19/07
10.10	Form of Promissory Note dated February 22, 2008 issued to Boise Cascade, L.L.C. in the amount of $41,000,000	8-K	001-33541	10.3	2/28/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.11	Letter Agreement dated May 22, 2008 between Boise Cascade, L.L.C., Boise Cascade Holdings, L.L.C., Boise Inc., and Boise Paper Holdings, L.L.C. adjusting amount of Promissory Note dated February 22, 2008 by $17,333,850.44, to a revised principal amount of $58,333,850.44 effective February 22, 2008	8-K	001-33541	99.1	5/29/08
10.12	Form of Registration Rights Agreement between Aldabra 2 Acquisition Corp. and the Initial Stockholders	S-1	333-141398	10.10	3/19/07
10.13	Form of Subscription Agreements between Aldabra 2 Acquisition Corp., Graubard Miller, and each of Nathan D. Leight and Jason G. Weiss	S-1	333-141398	10.11	3/19/07
10.14	Form of Contingent Value Rights Agreement	DEFA14A	001-33541	99.2	2/1/08
10.15(a)	Amended and Restated Paper Purchase Agreement dated April 28, 2004 between Boise White Paper, L.L.C. and Boise Cascade Corporation (now OfficeMax Incorporated), together with the Assignment Assumption and Consent Agreement dated October 29, 2004 between Boise Cascade Corporation (now OfficeMax Incorporated), Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	8-K	001-33541	10.1	2/28/08
10.16
	Credit and Guaranty Agreement dated February 22, 2008 between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), Various Lenders, Goldman Sachs Credit Partners L.P. (as Joint Lead Arranger, Joint Bookrunner, Administrative Agent and Collateral Agent), Toronto Dominion (Texas) LLC (as Syndication Agent), Bank of America, N.A. and Cobank, ACB (as Co-Documentation Agents), and Lehman Brothers Inc. (as Joint Lead Arranger and Joint Bookrunner) — $975,000,000 Senior Secured First Priority Credit Facilities	8-K	001-33541	10.5	2/28/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.17	Second Lien Credit and Guaranty Agreement dated February 22, 2008 between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), Various Lenders, Lehman Commercial Paper Inc. (as Administrative Agent and Collateral Agent), Goldman Sachs Credit Partners L.P. (as Joint Lead Arranger, Joint Bookrunner and Syndication Agent), and Lehman Brothers Inc. (as Joint Lead Arranger, Joint Bookrunner and Documentation Agent) — $260,700,000 Senior Secured Second Priority Credit Facility	8-K	001-33541	10.6	2/28/08
10.18	Pledge and Security Agreement (First Lien) dated February 22, 2008 between each of the Grantors party thereto and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	001-33541	10.7	2/28/08
10.19	Pledge and Security Agreement (Second Lien) dated February 22, 2008 between each of the Grantors party thereto and Lehman Commercial Paper Inc. (as Collateral Agent)	8-K	001-33541	10.8	2/28/08
10.20	Trademark Security Agreement (First Lien) dated February 22, 2008 between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	001-33541	10.9	2/28/08
10.21	Trademark Security Agreement (Second Lien) dated February 22, 2008 between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Lehman Commercial Paper Inc. (as Collateral Agent)	8-K	001-33541	10.10	2/28/08
10.22	Patent Security Agreement (First Lien) dated February 22, 2008 between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	001-33541	10.11	2/28/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.23	Patent Security Agreement (Second Lien) dated February 22, 2008 between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Lehman Commercial Paper Inc. (as Collateral Agent)	8-K	001-33541	10.12	2/28/08
10.24	Tranche A Term Loan Note dated February 22, 2008 issued to The Bank of Nova Scotia in the amount of $12,500,000	8-K	001-33541	10.13	2/28/08
10.25	Tranche A Term Loan Note dated February 22, 2008 issued to RZB Finance LLC in the amount of $2,500,000	8-K	001-33541	10.14	2/28/08
10.26	Revolving Loan Note dated February 22, 2008 issued to The Bank of Nova Scotia in the amount of $12,500,000	8-K	001-33541	10.15	2/28/08
10.27	Revolving Loan Note dated February 22, 2008 issued to RZB Finance LLC in the amount of $2,500,000	8-K	001-33541	10.16	2/28/08
10.28	Outsourcing Services Agreement dated February 22, 2008 between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	8-K	001-33541	10.17	2/28/08
10.29	Intellectual Property License Agreement dated February 22, 2008 between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	8-K	001-33541	10.18	2/28/08
10.30*	Severance Agreement dated February 6, 2008 between Boise Cascade, L.L.C. and Alexander Toeldte	8-K	001-33541	10.20	2/28/08
10.31*	Form of Boise Inc. Officer Severance Agreement	8-K	001-33541	10.19	2/28/08
10.32*	Letter Agreement dated May 9, 2008 between Boise Paper Holdings, L.L.C. and Miles A. Hewitt confirming Mr. Hewitt's severance arrangements	S-1 POS AM No. 1	333-141398	10.22	6/13/08
10.33*	Boise Inc. Directors Deferred Compensation Plan Effective April 4, 2008	10-Q	001-33541	10	5/5/08
10.34*	Boise Paper Holdings, L.L.C. Deferred Compensation Plan Adopted February 22, 2008					X
10.35*	Boise Paper Holdings, L.L.C. Supplemental Life Plan Adopted February 22, 2008					X
10.36*	Financial Counseling Program for Officers Adopted February 22, 2008					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.37*	Boise Paper Holdings, L.L.C. Supplemental Pension Plan Adopted February 22, 2008					X
10.38*	Boise Paper Holdings, L.L.C. Supplemental Early Retirement Plan Adopted February 22, 2008					X
10.39*	Boise Inc. Incentive and Performance Plan Effective February 22, 2008	S-8	333-150563	4	5/1/08
10.40*	2008 Annual Incentive Award Notifications with respect to Boise Inc. Incentive and Performance Plan	10-Q	001-33541	10.1	8/6/08
10.41*	Form of Boise Inc. Restricted Stock Award Agreement (Officers)	8-K	001-33541	99.1	5/6/08
10.42*	Form of Boise Inc. Restricted Stock Unit Award Agreement (Officers)	8-K	001-33541	99.2	5/6/08
10.43*	Form of Boise Inc. Restricted Stock Award Agreement (Nonemployee Directors)	10-Q	001-33541	10.2	8/6/08
10.44*	Form of Boise Inc. Restricted Stock Unit Award Agreement (Nonemployee Directors)	10-Q	001-33541	10.3	8/6/08
11	See Footnote 4, Net Income (Loss) Per Common Share, of the Notes to Consolidated Financial Statements in "Part II, Item. 8 Financial Statements and Supplementary Data," of this Form 10-K.					X
12	Inapplicable
13	None
14(b)	Boise Inc. Code of Ethics
16.1	Letter dated January 25, 2008 regarding change in certifying accountant from Goldstein Golub Kessler LLP to McGladrey & Pullen, LLP Effective January 25, 2008	8-K	001-33541	99.1	1/25/08
16.2	Letter dated February 28, 2008 regarding change in certifying accountant from McGladrey & Pullen, LLP to KPMG LLP Effective February 22, 2008	8-K	001-33541	16.1	2/28/08
18	None
21	List of Subsidiaries					X
22	None
23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP					X
23.2	Consent of Independent Auditors — KPMG LLP					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
23.3	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP					X
24	Inapplicable
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc.					X
33	Inapplicable
34	Inapplicable
35	Inapplicable
99	None
100	None
*
Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)
Confidential information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

(b)
Our Code of Ethics can be found on our website at www.boiseInc.com and selecting Investors, Corporate Governance, and then Code of Ethics.