Form 10-Q
period 2009-03-31
BOISE INC.
filed 2009-05-05
CIK 1391390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2009
Common Stock, $.0001 Par Value	84,481,557

i

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Submission of Matters to a Vote of Securityholders	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

All reports we file with the Securities and Exchange Commission (SEC) are available free of charge via the Interactive Data Electronic Applications (IDEA) System through the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.boiseinc.com as soon as reasonably practicable after filing such material with the SEC.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Boise Inc.

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except share and per-share data)

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008

Sales
Trade	$484,868	$226,044	$258,430
Related parties	15,417	1,944	101,490
	500,285	227,988	359,920

Costs and expenses
Materials, labor, and other operating expenses	413,139	195,429	313,931
Fiber costs from related parties	5,703	18,629	7,662
Depreciation, amortization, and depletion	31,972	12,747	477
Selling and distribution expenses	13,782	5,943	9,097
General and administrative expenses	10,373	4,549	6,606
St. Helens mill restructuring	3,648	—	—
Other (income) expense, net	239	(28)	(989)
	478,856	237,269	336,784

Income (loss) from operations	21,429	(9,281)	23,136

Foreign exchange gain (loss)	(678)	(853)	54
Change in fair value of interest rate derivatives	(132)	—	—
Interest expense	(22,154)	(11,435)	(2)
Interest income	54	1,821	161
	(22,910)	(10,467)	213

Income (loss) before income taxes	(1,481)	(19,748)	23,349
Income tax (provision) benefit	565	3,377	(563)
Net income (loss)	$(916)	$(16,371)	$22,786

Weighted average common shares outstanding:
Basic and diluted	77,491,233	62,682,834	—

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.26)	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets
(unaudited, in thousands)

	Boise Inc.
	March 31, 2009	December 31, 2008

ASSETS

Current
Cash and cash equivalents	$27,510	$22,518
Receivables
Trade, less allowances of $979 and $961	183,606	220,204
Related parties	2,532	1,796
Other	5,805	4,937
Inventories	309,952	335,004
Deferred income taxes	8,791	5,318
Prepaid and other	7,638	6,289
	545,834	596,066

Property
Property and equipment, net	1,250,219	1,262,810
Fiber farms and deposits	14,496	14,651
	1,264,715	1,277,461

Deferred financing costs	69,718	72,570
Intangible assets, net	34,425	35,075
Other assets	6,454	7,114
Total assets	$1,921,146	$1,988,286

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets (continued)
(unaudited, in thousands, except share data)

	Boise Inc.
	March 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$7,479	$25,822
Income taxes payable	804	841
Accounts payable
Trade	157,871	177,157
Related parties	1,492	3,107
Accrued liabilities
Compensation and benefits	45,248	44,488
Interest payable	168	184
Other	21,167	17,402
	234,229	269,001

Debt
Long-term debt, less current portion	967,340	1,011,628
Notes payable	69,229	66,606
	1,036,569	1,078,234

Other
Deferred income taxes	15,208	8,907
Compensation and benefits	152,177	149,691
Other long-term liabilities	33,583	33,007
	200,968	191,605

Commitments and contingent liabilities

Stockholders’ Equity
Preferred stock, $.0001 par value per share: 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value per share: 250,000,000 shares authorized; 79,879,372 shares and 79,716,130 shares issued and outstanding	8	8
Additional paid-in capital	576,008	575,151
Accumulated other comprehensive loss	(85,689)	(85,682)
Accumulated deficit	(40,947)	(40,031)
Total stockholders’ equity	449,380	449,446

Total liabilities and stockholders’ equity	$1,921,146	$1,988,286

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008
Cash provided by (used for) operations
Net income (loss)	$(916)	$(16,371)	$22,786
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	35,030	13,554	477
Share-based compensation expense	857	—	—
Related-party interest expense	—	986	—
Notes payable interest expense	2,623	—	—
Pension and other postretirement benefit expense	2,450	1,237	1,826
Deferred income taxes	(844)	(3,377)	11
Change in fair value of energy derivatives	2,191	(204)	(37)
Change in fair value of interest rate derivatives	132	—	—
(Gain) loss on sales of assets, net	(20)	(3)	(943)
Other	678	853	(54)
Decrease (increase) in working capital, net of acquisitions
Receivables	38,800	23,485	(23,522)
Inventories	25,258	(5,158)	5,343
Prepaid expenses	256	(7,451)	875
Accounts payable and accrued liabilities	(19,577)	23,654	(10,718)
Current and deferred income taxes	(39)	1,806	335
Pension and other postretirement benefit payments	(1,319)	(47)	(1,826)
Other	128	(1,155)	2,326
Cash provided by (used for) operations	85,688	31,809	(3,121)

Cash provided by (used for) investment
Acquisition of businesses and facilities	(543)	(1,219,421)	—
Cash released from (held in) trust, net	—	403,989	—
Expenditures for property and equipment	(17,171)	(10,224)	(10,168)
Sales of assets	61	—	17,662
Other	(412)	2,410	863
Cash provided by (used for) investment	(18,065)	(823,246)	8,357

Cash provided by (used for) financing
Issuances of long-term debt	10,000	1,065,700	—
Payments of long-term debt	(72,631)	(35,000)	—
Payments to stockholders for exercise of conversion rights	—	(120,170)	—
Payments of deferred financing fees	—	(81,898)	—
Payments of deferred underwriters fees	—	(12,420)	—
Net equity transactions with related parties	—	—	(5,237)
Cash provided by (used for) financing	(62,631)	816,212	(5,237)

Increase (decrease) in cash and cash equivalents	4,992	24,775	(1)

Balance at beginning of the period	22,518	186	8

Balance at end of the period	$27,510	$24,961	$7

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.            Nature of Operations and Basis of Presentation

On February 22, 2008, Boise Inc. or “the Company,” “we,” “us,” or “our” completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-Q as the “Predecessor.” The Acquisition was accomplished through the Company’s acquisition of Boise Paper Holdings, L.L.C. See Note 2, Acquisition of Boise Cascade’s Paper and Packaging Operations, for more information related to the Acquisition.

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

The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the three months ended March 31, 2008, include our activities prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through March 31, 2008. The Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the period of January 1 through February 21, 2008, of the Predecessor are presented for comparative purposes.

The quarterly consolidated financial statements presented have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited consolidated financial statements should be read in conjunction with our Quarterly Reports on Form 10-Q, our 2008 Annual Report on Form 10-K, and the other reports we file with the Securities and Exchange Commission (SEC).

For the Predecessor period presented, the consolidated financial statements include accounts specifically attributed to the Paper Group and a portion of Boise Cascade’s shared corporate general and administrative expenses. These shared services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Some corporate costs related solely to the Predecessor and were allocated totally to these operations. Shared corporate general and administrative expenses not specifically identifiable to the Paper Group were allocated primarily based on average sales, assets, and labor costs. The Predecessor consolidated financial statements do not include an allocation of Boise Cascade’s debt, interest, and deferred financing costs, because none of these items were specifically identified as corporate advances to, or borrowings by, the Predecessor. Boise Cascade used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs are not allocated to the Predecessor, the effects of the interest rate swaps are not included in the consolidated financial statements. During the Predecessor period presented, income taxes, where applicable, were calculated as if the Predecessor were a separate taxable entity. For the period of January 1 through February 21, 2008, the majority of the businesses and assets of the Predecessor were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. In addition to the businesses and assets held and operated by limited liability companies, the Predecessor had taxable corporations subject to federal, state, and local income taxes for which taxes were recorded. Information on the allocations and related-party transactions is included in Note 4, Transactions With Related Parties.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.            Acquisition of Boise Cascade’s Paper and Packaging Operations

On February 22, 2008, we acquired the paper, packaging, and most of the corporate and other segments of Boise Cascade for cash and securities. The Acquisition was accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares, and they continue to hold a significant financial interest in us.

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

The following table summarizes the final fair value allocation of the assets acquired and liabilities assumed in the Acquisition as of March 31, 2009:

February 22, 2008, Fair Value
(thousands)

Current assets	$571,936
Property and equipment	1,306,070
Fiber farms and deposits	11,006
Intangible assets:
Trademark and trade name	16,800
Customer list	13,700
Technology	6,860
Deferred financing costs	81,898
Other long-term assets	4,465
Current liabilities	(246,928)
Long-term liabilities	(101,664)
Total purchase price	$1,664,143

3.                                      Net Income (Loss) Per Common Share

For the three months ended March 31, 2009 and 2008, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net income (loss) per share is calculated as follows:

	Boise Inc.
	Three Months Ended March 31
	2009	2008
	(thousands, except per-share data)

Net income (loss)	$(916)	$(16,371)

Weighted average number of common shares for basic net income (loss) per share	77,491	62,683
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a)	—	—
Restricted stock (b)	—	—
Restricted stock units (b)	—	—
Weighted average number of shares for diluted net income (loss) per share	77,491	62,683

Net income (loss) per share—basic and diluted (a) (b)	$(0.01)	$(0.26)

(a)                                For the three months ended March 31, 2009 and 2008, warrants to purchase 44.4 million shares of common stock were not included in the computation of diluted net income (loss) per share, because the exercise price exceeded the average market price of our common stock.

(b)                               For the three months ended March 31, 2009, unvested restricted stock and restricted stock units were not included in the computation of diluted net loss per share, because inclusion of these amounts would be antidilutive.

4.                                      Transactions With Related Parties

During the Predecessor period of January 1 through February 21, 2008, the Predecessor participated in Boise Cascade’s centralized cash management system. Cash receipts attributable to the Predecessor’s operations were collected by Boise Cascade, and cash disbursements were funded by

Boise Cascade. The net effect of these transactions has been reflected as “Net equity transactions with related parties” in the Consolidated Statement of Cash Flows. The following table includes the components of these related-party transactions:

Predecessor
January 1 Through February 21, 2008
(thousands)

Cash collections	$(354,222)
Payment of accounts payable	336,605
Capital expenditures and acquisitions	10,168
Income taxes	217
Corporate general and administrative expense allocation	1,995
Net equity transactions with related parties	$(5,237)

Related-Party Sales

During the Predecessor period of January 1 through February 21, 2008, the Predecessor sold paper and paper products to OfficeMax Incorporated (OfficeMax) at sales prices that were designed to approximate market prices. For the Predecessor period of January 1 through February 21, 2008, sales to OfficeMax were $90.1 million and represented 25% of total sales. These sales are included in “Sales, Related parties” in the Consolidated Statement of Income (Loss). Subsequent to the Acquisition, OfficeMax is no longer a related party.

Boise Inc. and the Predecessor provided transportation services to Boise Cascade. For the three months ended March 31, 2009 and 2008, and the Predecessor period of January 1 through February 21, 2008, Boise Inc. and the Predecessor recorded $0.6 million, $0.4 million, and $0.6 million of sales for transportation services, respectively.

The Predecessor sold $10.8 million of wood to Boise Cascade’s wood products business during the period of January 1 through February 21, 2008. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). Subsequent to the Acquisition, Louisiana Timber Procurement Company, L.L.C., a fully consolidated entity, began selling wood to Boise Cascade. During the three months ended March 31, 2009, we recorded $11.2 million of sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statement of Income (Loss) and recorded approximately the same amount of expenses in “Materials, labor, and other operating expenses.”

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three months ended March 31, 2009 and 2008, we recognized $3.6 million and $1.5 million, respectively, in “Sales, Related parties” and the same amounts in “Costs and expenses” in our Consolidated Statements of Income (Loss) related to this agreement.

Related-Party Costs and Expenses

Boise Inc. and the Predecessor purchased fiber from related parties at prices that approximated market prices. During the three months ended March 31, 2009 and 2008, and the Predecessor period of January 1 through February 21, 2008, fiber purchases from related parties were $5.7 million, $18.6 million, and $7.7 million, respectively. Most of these purchases related to chip and log purchases from Boise Cascade’s wood products business. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss).

During the Predecessor period presented, the Predecessor used services and administrative staff of Boise Cascade. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to the

Predecessor were allocated based primarily on average sales, assets, and labor costs. These costs are included in “General and administrative expenses” in the Consolidated Statement of Income (Loss). The Predecessor believes the allocations are a reasonable reflection of its use of the services. However, had the Predecessor operated on a stand-alone basis, it estimates that its Corporate and Other segment would have reported approximately $2.5 million of segment expenses before interest, taxes, depreciation, and amortization for the Predecessor period of January 1 through February 21, 2008.

During the Predecessor period presented, some of the Predecessor’s employees participated in Boise Cascade’s noncontributory defined benefit pension and contributory defined contribution savings plans. For the Predecessor period of January 1 through February 21, 2008, the Statement of Income (Loss) included $3.9 million of expenses attributable to its participation in Boise Cascade’s defined benefit and defined contribution plans.

During the three months ended March 31, 2008, we recorded $1.0 million of related-party interest expense in “Interest expense” in our Consolidated Statement of Income (Loss). This expense is related to the subordinated promissory note we issued to Boise Cascade in connection with the Acquisition. After the Acquisition, the note was transferred to parties unrelated to Boise Cascade or to us. Accordingly, we no longer record the note as a related-party note on our Consolidated Balance Sheet. At March 31, 2009, and December 31, 2008, we had $69.2 million and $66.6 million, respectively, recorded in “Notes payable” on our Consolidated Balance Sheets.

5.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (in thousands):

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008

Sales of assets, net	$(20)	$(3)	$(941)
Other, net	259	(25)	(48)
	$239	$(28)	$(989)

6.           Income Taxes

For the three months ended March 31, 2009 and 2008, our effective tax benefit rate was 38.1% and 17.1%, respectively. During 2009, the primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of establishing valuation allowances on losses incurred during the quarter, which was substantially offset by the effect of various discrete tax items. In 2008, the primary reason for the difference was the effect of valuation allowances.

During the Predecessor period of January 1 through February 21, 2008, the majority of the Predecessor businesses and assets were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. For the separate Predecessor subsidiaries that are taxed as corporations, the effective tax rate was 37.6%. During this period, the primary reason for the difference from the federal statutory income tax rate of 34.0% was the effect of state income taxes.

For the three months ended March 31, 2009, we recorded $0.6 million of income tax benefits. We have not recognized an additional $0.9 million of tax benefits related to losses incurred during the quarter, because the realization of these benefits is not considered more likely than not.

For the three months ended March 31, 2008, we recorded $3.4 million of income tax benefits related to losses incurred during the quarter. At March 31, 2008, we had not recognized $4.1 million of tax benefits from the losses resulting from our first-quarter operations, because the realization of these benefits was not considered more likely than not. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

Income tax expense during the Predecessor period of January 1 through February 21, 2008, was $0.6 million, consisting of federal and state income taxes.

During the three months ended March 31, 2009 and 2008, cash paid for taxes, net of refunds received, was $0.3 million and $1.5 million. During the Predecessor period of January 1 through February 21, 2008, cash paid for taxes, net of refunds received, was not material.

As part of the Acquisition, we acquired two corporate entities, both of which are subject to examination by taxing authorities in their normal course of business. These entities are subject to audit by taxing authorities for the year 2005 and the years that follow. We are responsible for any tax adjustments resulting from such audits. One of these entities, Boise Cascade Transportation Holdings Corp., is currently undergoing examination for the 2006 tax year; however, we do not expect any material adjustments from this audit.

7.           Leases

We lease our distribution centers, as well as other property and equipment, under operating leases. During the Predecessor period presented, the Predecessor leased its distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases and sublease rental income received were as follows (in thousands):

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008

Rental expense	$3,919	$1,395	$2,044
Sublease rental income	—	—	—

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $9.4 million for the remainder of 2009, $12.0 million in 2010, $11.0 million in 2011, $10.2 million in 2012, $8.2 million in 2013, and $6.9 million in 2014, with total payments thereafter of $19.3 million. Minimum sublease income received in the future is not expected to be material, and future minimum sublease payments have not been reduced by any sublease income.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging seven years, with fixed payment terms similar to those in the original lease agreements.

8.           Receivables

We have a large, diversified customer base; however, we sell a large portion of our paper sales volume to OfficeMax. Sales to OfficeMax represent a concentration in the volume of business transacted and a concentration of credit risk. During the three months ended March 31, 2009 and 2008, sales to OfficeMax were $141.9 million and $153.3 million, respectively, and represented approximately 28% and 26% of our total sales for these periods. At March 31, 2009, and December 31, 2008, we had $39.2 million and $30.3 million, respectively, of accounts receivable due from OfficeMax.

Until recently, we marketed our newsprint exclusively through Abitibi Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. We terminated this agreement in early 2009, and we now market newsprint directly to customers using our own sales personnel. At March 31, 2009, and December 31, 2008, we had $8.6 million and $32.4 million, respectively, of receivables due from ACSC. Recently, AbitibiBowater announced that certain of its U.S. and Canadian subsidiaries have filed voluntary petitions in the United States under Chapter 11 of the United States Bankruptcy Code.  In addition, AbitibiBowater and its Canadian subsidiaries have obtained an Order from the Quebec Superior Court in Canada for creditor protection pursuant to the Companies’ Creditors Arrangement Act. The Fort Francis, Ontario, pulp mill, which is owned by AbitibiBowater, is a major supplier of purchased pulp to our International Falls, Minnesota, mill. The impact of the bankruptcy proceedings on the operations of the Fort Francis pulp mill is uncertain; however, due to the availability of alternative sources of pulp fiber, we do not anticipate a significant impact on the mill operations at International Falls at this time. The amount ACSC owes us is less than the amount we owe ACSC and other affiliates of AbitibiBowater. It is uncertain what effect the reorganization will have on our ability to collect all or some of the receivables owed to us by ACSC.

9.           Inventories

Inventories include the following:

	Boise Inc.
	March 31,	December 31,
	2009	2008
	(thousands)

Finished goods	$155,994	$173,029
Work in process	30,611	37,582
Fiber	42,106	41,241
Other raw materials and supplies	81,241	83,152
	$309,952	$335,004

10.                               Property and Equipment, Net

Property and equipment consisted of the following asset classes:

	Boise Inc.
	March 31,	December 31,
	2009	2008
	(thousands)

Land and land improvements	$31,875	$31,875
Buildings and improvements	193,723	187,892
Machinery and equipment	1,126,253	1,113,572
Construction in progress	27,926	29,833
	1,379,777	1,363,172
Less accumulated depreciation	(129,558)	(100,362)
	$1,250,219	$1,262,810

11.          Intangible Assets

Intangible assets represent primarily the values assigned to the trademark and trade name, customer relationships, and technology in connection with the Acquisition. Customer relationships are amortized over approximately ten years and technology is amortized over approximately five years. Trademarks and trade names are not amortized. During the three months ended March 31, 2009 and 2008, intangible asset amortization was $0.7 million and $0.4 million. During the Predecessor period of January 1 through February 21, 2008, intangible asset amortization was zero. Our estimated amortization expense is $2.1 million for the remainder of 2009, $2.8 million in each of 2010 and 2011, $2.7 million in 2012, $1.6 million in 2013, and $1.4 million in 2014.

	Boise Inc.
	Three Months Ended March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(thousands)

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(1,484)	12,216
Technology and other	6,895	(1,486)	5,409
	$37,395	$(2,970)	$34,425

	Boise Inc.
	Year Ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(thousands)

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(1,142)	12,558
Technology	6,860	(1,143)	5,717
	$37,360	$(2,285)	$35,075

We have not allocated any amounts related to the Acquisition to goodwill.

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

At March 31, 2009, and December 31, 2008, we had $14.6 million and $14.3 million of asset retirement obligations recorded on the Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for Boise Inc. for the three months ended March 31, 2009, and for the year ended December 31, 2008:

	Boise Inc.
	March 31, 2009	December 31, 2008
	(thousands)

Asset retirement obligation at beginning of period	$14,283	$—
Asset retirement liability recorded in the purchase price allocation	—	13,655
Liabilities incurred	—	58
Accretion expense	292	921
Payments	(7)	(542)
Revisions in estimated cash flows	—	191
Asset retirement obligation at end of period	$14,568	$14,283

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

13.           Debt

At March 31, 2009, and December 31, 2008, our long-term debt and the interest rates on that debt were as follows:

	March 31, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate
	(thousands)		(thousands)

Revolving credit facility, due 2013	$20,000	3.81%	$60,000	4.33%
Tranche A term loan, due 2013	237,567	3.81%	245,313	4.75%
Tranche B term loan, due 2014	456,552	5.75%	471,437	5.75%
Second lien term loan, due 2015	260,700	9.25%	260,700	9.25%
Current portion of long-term debt	(7,479)	4.11%	(25,822)	5.33%
Long-term debt, less current portion	967,340	6.19%	1,011,628	6.34%
Current portion of long-term debt	7,479	4.11%	25,822	5.33%
	974,819	6.17%	1,037,450	6.31%

15.75% notes payable, due 2015	69,229	15.75%	66,606	15.75%
	$1,044,048		$1,104,056

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

•      A six-year amortizing $475.0 million senior secured Tranche B term loan facility with interest at LIBOR (subject to a floor of 4.00%) plus 350 basis points or a calculated base rate plus 250 basis points (the Tranche B Term Loan Facility); and

•      A seven-year nonamortizing $260.7 million second lien term loan facility with interest at LIBOR (subject to a floor of 5.50%) plus 700 basis points or a calculated base rate plus 600 basis points (the Second Lien Facility and, together with the First Lien Facilities, the Credit Facilities).

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. At March 31, 2009, and December 31, 2008, we had $20.0 million and $60.0 million of borrowings outstanding under the Revolving Credit Facility. For the three months ended March 31, 2009, and the year ended December 31, 2008, the average interest rate for our borrowings under our Revolving Credit Facility was 3.7% and 6.0%. The minimum and maximum borrowings under the Revolving Credit Facility were $10.0 million and $60.0 million for the three months ended March 31, 2009, and were zero and $80.0 million for the year ended December 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the three months ended March 31, 2009 and 2008, was $28.1 million and $73.7 million. At March 31, 2009, we had availability of $205.5 million, which is net of outstanding letters of credit of $24.5 million. At December 31, 2008, we had availability of $163.6 million, which was net of outstanding letters of credit of $26.4 million.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default and indemnification customary for loan agreements for similar leveraged acquisition financings, and other representations and warranties, covenants, and events of default deemed by the administrative agents of the First Lien Facilities or the Second Lien Facility, as applicable, to be appropriate for the specific transaction.

Covenants

The First and Second Lien Facilities require BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain financial covenant ratios. At March 31, 2009, Holdings is required to maintain a minimum interest coverage ratio of 2.375:1.00 and a maximum leverage ratio of 4.50:1.00 under the First Lien Facilities. Under the Second Lien Facility, Holdings is required to maintain a maximum leverage ratio of 4.75:1.00 at March 31, 2009. The covenant ratios tighten over time. At December 31, 2009, the minimum interest coverage ratio requirement increases to 2.50:1.00 under the First Lien Facilities, and the maximum leverage ratio decreases to 3.75:1.00 and 4.00:1.00 under the First and Second Lien Facilities, respectively. The minimum interest coverage ratio requirement remains 2.50:1.00 throughout the term of the loan, whereas the maximum leverage ratio decreases to a low of 3.00:1.00 and 3.25:1.00 under the First and Second Lien Facilities, respectively, in first quarter 2011.

The interest coverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period then ended to (ii) consolidated interest expense payable in cash for such four-fiscal-quarter period. The leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total debt as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. Differences between our financial statements and Holdings’ financial statements are related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, income taxes, and other miscellaneous expenses.

The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year. However, this amount may increase up to an additional $75 million a year if we had less than $150 million of capital expenditures in the previous fiscal year. We may also spend $125 million a year, up to an aggregate of $200 million, for permitted acquisitions under the terms of our Credit Facilities.

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

Prepayments

In the event all or any portion of the Tranche B Term Loan Facility is repaid pursuant to any voluntary prepayments or mandatory prepayments with respect to asset sale proceeds or proceeds received from the issuance of debt prior to the second anniversary of the Acquisition closing date, such repayments will be made at 101.0% of the amount repaid if such repayment occurs after the first anniversary of the Acquisition closing date and prior to the second anniversary of the Acquisition closing date.

Subject to the provisions of the intercreditor agreement between the First Lien Facilities and the Second Lien Facility, in the event the Second Lien Facility is prepaid as a result of a voluntary or mandatory prepayment (other than as a result of a mandatory prepayment with respect to insurance/condemnation proceeds or excess cash flow) at any time prior to the third anniversary of the Acquisition closing date, Borrower shall pay a prepayment premium equal to the “make-whole premium” described below.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of March 31, 2009, required debt principal repayments under the Credit Facilities total $3.2 million during the remainder of 2009, $26.5 million in 2010, $48.4 million in 2011, $134.3 million in 2012, $63.7 million in 2013, $438.0 million in 2014, and $260.7 million thereafter.

Notes Payable

In connection with the Acquisition, we issued a $58.3 million subordinated promissory note. The original note is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note. With the exception of our subsidiaries that are party to the Credit and Guaranty Agreement dated as of February 22, 2008, each of our current and future domestic subsidiaries are joint and several obligors under this note, as reflected by a Subordinated Guaranty Agreement, which guarantees our obligations under the note.

The notes bear interest at 15.75% per annum (computed on the basis of a 360-day year) payable quarterly (each such quarterly payment date, an Interest Payment Date). To the extent interest is not paid in cash, interest will be added to the principal amount of the notes on each Interest Payment Date. The notes mature on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the amount of the notes will be approximately $185.9 million, assuming none of the interest has been paid in cash.

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

Other

At March 31, 2009, and December 31, 2008, we had $69.7 million and $72.6 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $2.9 million and $0.8 million of amortization expense for the three months ended March 31, 2009 and 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At March 31, 2009, we had $974.8 million of variable-rate debt outstanding, of which $610.0 million was hedged using interest rate derivatives. At March 31, 2009, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 14, Financial Instruments.

For the three months ended March 31, 2009 and 2008, cash payments for interest, net of interest capitalized, were $16.5 million and $8.5 million. No payments were made during the Predecessor period of January 1 through February 21, 2008.

14.           Financial Instruments

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates.

Interest Rate Risk

With the exception of the 15.75% notes payable maturing in August 2015, our debt is variable-rate debt. At March 31, 2009, the estimated value of the notes payable, based on then-current interest rates for similar obligations with like maturities, was approximately $64.7 million less than the amount recorded on our Consolidated Balance Sheet. At March 31, 2009, the estimated value of our variable-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $334.0 million less than the amount recorded on our Consolidated Balance Sheet. The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At March 31, 2009, we had $974.8 million of variable-rate debt outstanding, $610.0 million of which was hedged using interest rate derivatives. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a LIBOR cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

First Lien Facilities. We account for the interest rate derivatives that hedge part of the interest rate risk on our Tranche B Term Loan Facility as economic hedges. These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At March 31, 2009, we recorded the fair value of the interest rate derivatives, or $57,000, in “Other assets” on our Consolidated Balance Sheet. During the three months ended March 31, 2009, we recorded the change in fair value of these derivatives, or $135,000 of expense, in “Change in fair value of interest rate derivatives” in our Consolidated Statement of Income (Loss). During the three months ended March 31, 2009, we recorded $143,000 in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

Effective December 31, 2008, we began utilizing the calculated base rate plus 250 basis points on the Tranche B Term Loan Facility rather than the LIBOR plus 350 basis points (subject to a floor of 4.00%) used prior to December 31, 2008. As the interest rate on this debt no longer matched the rate on the interest rate derivatives used to hedge a portion of that debt, we no longer designated the interest rate derivatives as cash flow hedges and account for them as economic hedges. The amounts recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet are being amortized to interest expense over the remaining life of the interest rate derivatives. During the three months ended March 31, 2009, we amortized $84,000 of the amounts recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet to “Interest expense” in our Consolidated Statement of Income (Loss). Changes in the fair value of these derivatives are recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss).

Second Lien Facility. We account for the interest rate derivatives with a notional amount of $260.0 million that hedge our exposure to interest rate fluctuations on our Second Lien Facility as economic hedges. At March 31, 2009, we recorded the fair value of the interest rate derivatives, or $32,000, in “Other assets” on our Consolidated Balance Sheet. During the three months ended March 31, 2009, we recorded the change in fair value of these derivatives, or $3,000 of income, in “Change in fair value of interest rate derivatives” in our Consolidated Statement of Income (Loss). During the three months ended March 31, 2009, we recorded $62,000 in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of March 31, 2009, we had entered into derivative instruments related to approximately 85% of our forecasted natural gas purchases for April 2009 through October 2009, approximately 45% of our forecasted natural gas purchases for November 2009 through March 2010, approximately 42% of our forecasted natural gas purchases for April 2010 through October 2010, and approximately 5% of our forecasted natural gas purchases for November 2010 through March 2011. At March 31, 2009, these derivatives included three-way collars and call spreads.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. The strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following table summarizes our position related to these instruments as of March 31, 2009:

	Three-Way Collars
	April 2009 Through October 2009			November 2009 Through March 2010

Volume hedged	1,000 mmBtu/day	7,000 mmBtu/day	6,000 mmBtu/day	6,000 mmBtu/day	8,500 mmBtu/day

Strike price of call sold	$14.00	$12.00	$9.25	$12.00	$12.00
Strike price of call bought	11.00	9.00	6.25	9.00	9.00
Strike price of put sold	6.50	6.50	3.94	6.50	5.35
Three-way collar premium	0.10	0.18	—	0.17	—

Approximate percent hedged	3%	23%	20%	16%	23%

	November 2009 Through March 2010	April 2010 Through October 2010		November 2010 Through March 2011

Volume hedged	2,000 mmBtu/day	5,500 mmBtu/day	7,000 mmBtu/day	2,000 mmBtu/day

Strike price of call sold	$11.00	$12.00	$11.00	$11.00
Strike price of call bought	8.00	9.00	8.00	8.00
Strike price of put sold	4.60	5.90	5.12	5.63
Three-way collar premium	—	—	—	—

Approximate percent hedged	5%	18%	23%	5%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price, less the difference between the purchased call and the written call strike price, plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of March 31, 2009:

	Call Spreads
	April 2009 Through October 2009

Volume hedged	10,000 mmBtu/day	1,500 mmBtu/day

Strike price of call sold	$15.00	$9.00
Strike price of call bought	10.50	6.25
Net cap premium	0.84	0.20

Approximate percent hedged	33%	5%

We have elected to account for these instruments as economic hedges. At March 31, 2009, we recorded the fair value of the derivatives, or $9.5 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three months ended March 31, 2009, we recorded the change in fair value of the instruments, or $2.2 million of expense, in “Materials, labor, and operating expenses” in our Consolidated Statement of Income (Loss).

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of March 31, 2009.

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

	Fair Value Measurements at March 31, 2009, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(thousands)

Assets:
Interest rate derivatives (a)	$89	$—	$89	$—
	$89	$—	$89	$—

Liabilities:
Energy derivatives (b)	$9,515	$—	$9,515	$—
	$9,515	$—	$9,515	$—

(a)           Recorded in “Other assets” on our Consolidated Balance Sheet.

(b)           Recorded in “Accrued Liabilities, Other” on our Consolidated Balance Sheet.

As of March 31, 2009, we did not have any fair value measurements using significant unobservable inputs (level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(thousands)

Derivatives designated as cash flow hedging instruments (a)
Interest rate contracts	Other assets	$—	Accrued liabilities	$—
Total derivatives designated as cash flow hedging instruments		$—		$—

Derivatives designated as economic hedging instruments (b)
Interest rate contracts	Other assets	$89	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	9,515
Total derivatives designated as economic hedging instruments		$89		$9,515

Total Derivatives		$89		$9,515

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Three Months Ended March 31, 2009
Derivatives Designated as Cash Flow Hedging Instruments (a)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(thousands)

Interest rate contracts	$—	Interest income/ expense	$(84)	Interest rate contracts	Change in fair value of interest rate derivatives	$(132)

				Natural gas contracts	Materials, labor, and other operating expenses	(2,191)
	$—		$(84)			$(2,323)

(a)                                 As of March 31, 2009, we no longer have interest rate derivatives designated as cash flow hedges. The amounts recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet are being amortized to interest over the remaining life of the interest rate derivatives. During the three months ended March 31, 2009, these derivatives were accounted for as economic hedges.

(b)                                See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

15.                               New and Recently Adopted Accounting Standards

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The FSP is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt it for the interim and annual periods ending after March 15, 2009. We will adopt this FSP in second quarter 2009. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in January 2009. As a result of the adoption of SFAS No. 161, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 14, Financial Instruments.

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 14, Financial Instruments, we expanded our disclosures about fair value measurements. In February 2008, the FASB issued a one-year deferral for nonfinancial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for nonfinancial assets and liabilities in first quarter 2009. We had no required fair value measurements for nonfinancial assets and liabilities in first quarter 2009 and no required additional disclosures upon adoption. There were no material effects on our financial statements upon adoption of this new accounting pronouncement; however, this pronouncement could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

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

16.                               Retirement and Benefit Plans

During all of the periods presented, some of our employees participated in our retirement plans, and some of the Predecessor’s employees participated in Boise Cascade’s retirement plans. These plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, deferred compensation plans, and postretirement healthcare benefit plans. Compensation expense was calculated based on costs directly attributable to our employees and, in the case of the Predecessor employees of the Paper Group, an allocation of expense related to corporate employees that serviced all Boise Cascade business units.

In December 2008, we amended our defined benefit pension plan for salaried employees (Salaried Plan). This amendment freezes the accumulation of benefits and years of service for participants of the Salaried Plan effective April 15, 2009. This amendment also freezes benefits in the Boise Inc. Supplemental Pension Plan (SUPP) and the Boise Inc. Supplemental Early Retirement Plan (SERP) for executive officers. Because the Salaried Plan has unrecognized losses, the curtailment gain associated with this amendment was applied to partially offset those losses in accordance with SFAS No. 88, Employers’ Accounting for Settlements of Defined Benefit Pension Plans and for Termination Benefits. However, we have recognized a $2.9 million gain on our SUPP and SERP plans, because the curtailment gain exceeded our existing unrecognized losses. This gain was recognized in December 2008.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss are as follows (in thousands):

	Pension Benefits			Other Benefits
	Boise Inc.	Boise Inc.	Predecessor	Boise Inc.	Boise Inc.	Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008

Service cost	$1,916	$1,134	$1,566	$1	$—	$—
Interest cost	6,041	2,572	3,458	31	5	18
Expected return on plan assets	(5,734)	(2,517)	(3,452)	—	—	—
Amortization of actuarial (gain) loss	83	—	(21)	—	—	(12)
Amortization of prior service costs and other	9	—	194	—	—	—
Plan settlement curtailment (gain) loss	—	—	—	—	—	—
Company-sponsored plans	2,315	1,189	1,745	32	5	6
Multiemployer plans	103	43	75	—	—	—
Net periodic benefit costs	$2,418	$1,232	$1,820	$32	$5	$6

During the three months ended March 31, 2009, net periodic pension expense included $0.1 million of net loss that was amortized from “Accumulated other comprehensive income (loss).”

We made no contributions to our qualified pension plans during the three months ended March 31, 2009; however, on April 15, 2009, we made a $5.5 million contribution to our qualified pension plans. We are not required to make further contributions to our plans in 2009, but may choose to make further voluntary contributions during the year.

17.                               Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at March 31, 2009, and December 31, 2008.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, of which 79,879,372 shares were issued and outstanding at March 31, 2009. Of these shares outstanding, 1,985,733 shares were restricted stock (discussed below).

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

Simultaneously with the consummation of the public offering, Aldabra 2 Acquisition Corp.’s chairman and chief executive officer privately purchased a total of 3,000,000 Warrants (the Insider Warrants) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000). The amount paid for the Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At March 31, 2009, and December 31, 2008, including 3,000,000 Insider Warrants, 44,400,000 Warrants were outstanding.

Restricted Stock and Restricted Stock Units

We account for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) in our consolidated financial statements in accordance with SFAS No. 123(R). In accordance with SFAS No. 123(R), we evaluate share-based compensation on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the three months ended March 31, 2009, was zero.

Market-Condition Vesting Awards

In May 2008, members of management were granted 1.9 million shares of restricted stock, which are subject to market-based vesting restrictions. Of this 1.9 million, 0.7 million will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $10 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted average grant-date fair value of these awards was $2.03 per share. The remaining 1.2 million shares of the restricted stock grants will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $12.50 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted average grant-date fair value of these awards was $1.57 per share. Any shares not vested on February 28, 2011, will be forfeited.

Service-Condition Vesting Awards

In March 2009, pursuant to the Plan, we granted to directors and members of management 4.6 million shares of restricted stock and 1.2 million restricted stock units (collectively restricted stock) subject to stockholder approval of the Plan Amendment described below. The 2.0 million shares of restricted stock granted to the directors vest on a pro-rata basis through March 15, 2010. The grants to members of management vest as follows: one-fifth on March 15, 2010, one-fifth on March 15, 2011, and three-fifths on March 15, 2012, subject to EBITDA goals. Any shares not vested on or before March 15, 2012, will be forfeited. On April 23, 2009, our shareholders approved a Plan Amendment that increased the number of shares available for issuance under the Plan from 5,175,000 to 17,175,000.

In May 2008, directors and members of management were granted awards of 0.4 million and 0.8 million shares, respectively, of restricted stock subject to service-condition vesting. The restricted stock granted to directors vested on March 2, 2009. Additionally, one-third of the management grants subject to service-condition vesting restrictions also vested on March 2, 2009. The remaining grants subject to service-condition vesting restrictions vest equally on February 28, 2010, and February 28, 2011, subject to EBITDA goals. Any shares not vested on or before February 28, 2011, will be forfeited.

Compensation Expense

We recognize compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the three months ended March 31, 2009, we recognized $0.9 million of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statement of Income (Loss).

Fair Value Measurement

SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. The fair value of service-condition restricted stock is determined based on the number of shares or units granted and the quoted price of our stock at the date of grant and is expensed on a straight-line basis over the vesting period. The fair value on the date of grant was $0.43 per share for the 2009 restricted stock grants and $4.16 per share for the 2008 grants. Compensation expense is adjusted if the service condition is not met.

The equity grants that vest based on the stock price of Boise Inc. are market-condition grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market-condition awards consider the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the market-based restrictions represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the fair value on the date of grant of the market-condition awards that vest based on the stock price of Boise Inc. at $10 per share and $12.50 per share to be approximately $2.03 per share and $1.57 per share, respectively. The fair value of market-condition restricted stock or units is estimated at the grant date using a Monte Carlo simulation. We assumed a risk-free rate of 2.59%, an expected stock volatility of 58.60%, and a stock price for Boise Inc.’s common shares of $4.16 per share. The $4.16-per-share value is based on Boise Inc.’s closing stock price on the date of grant. Expense is recognized on a straight-line basis over the service period.

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of March 31, 2009, and changes during the period ended March 31, 2009:

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value
	(thousands)		(thousands)	(thousands)		(thousands)

Outstanding at January 1, 2008	—	$—	$—	—	$—	$—

Granted	1,185	4.16	4,927	1,929	1.75	3,368
Vested (a)	(30)	4.16	(125)	—	—	—
Forfeited	(12)	4.16	(48)	(13)	1.75	(23)
Outstanding at December 31, 2008 (b)	1,143	4.16	4,754	1,916	1.75	3,345

Granted	5,841	0.43	2,512	—	—	—
Vested (a)	(604)	4.16	(2,511)	—	—	—
Forfeited	(6)	4.16	(23)	(13)	1.75	(22)
Outstanding at March 31, 2009 (b)(c)	6,374	0.74	$4,732	1,903	1.75	$3,323

(a)                                 We repurchase for cash any fractional shares as they vest. During the year ended December 31, 2008, and the three months ended March 31, 2009, we repurchased no shares and 24.33 shares, respectively.

(b)                                Outstanding awards include all nonvested and nonforfeited awards.

(c)                                 The remaining weighted average contractual term is approximately 2.1 years for the service-condition awards and 1.9 years for the market-condition awards.

At March 31, 2009, we had approximately $4.5 million and $2.1 million of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants, respectively, under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.3 years and 3.0 years for the service-condition and market-condition awards, respectively. In accordance with SFAS No. 123 (R), unrecognized compensation expense is calculated net of estimated forfeitures of $0.1 million. During the three months ended March 31, 2009, we recognized $0.9 million of compensation expense, $0.6 million of which related to the grant-date fair value of service-condition awards, and $0.3 million of which related to the market-condition awards.

Dividends

Our ability to pay dividends is restricted by our senior secured credit facilities as well as Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends. We have not paid any cash dividends on our common stock to date.

18.                               Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008

Net income (loss)	$(916)	$(16,371)	$22,786
Other comprehensive income (loss), net of tax
Cash flow hedges	84	—	—
Unfunded accumulated benefit obligation	(92)	—	—
Comprehensive income (loss)	$(924)	$(16,371)	$22,786

19.                               St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula, Washington, mills by a total of approximately 138,000 tons. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily lightweight opaque and flexible packaging papers. The #3 machine, which is owned by Cascades Tissue Group, also continues to operate. The permanent capacity reductions resulted in the loss of approximately 335 jobs at the St. Helens mill and 35 jobs in related sales, marketing, and logistics functions elsewhere in the Company. Some of these employees have been relocated to fill other positions within the Company. Eligible salaried employees were offered severance packages and outplacement assistance. We have concluded closure agreement negotiations for the affected union employees. We expect to employ approximately 140 employees at the mill after restructuring. At March 31, 2009, we had terminated approximately 320 employees.

During the three months ended March 31, 2009, we recorded a pretax charge of $3.6 million associated with the restructuring in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs are recorded in our Paper segment. These charges included decommissioning costs and other miscellaneous costs related to the restructuring of the mill. At December 31, 2008, and March 31, 2009, we had $8.4 million and $3.2 million of severance liabilities recorded in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheets. We expect to pay the remainder of these severance costs in second quarter 2009.

An analysis of total restructuring-related activity as of March 31, 2009, is as follows:

	Noncash Expense	Cash Expense (a)	Total Expenses
	(thousands)

Inventory write-down	$7,788	$—	$7,788
Asset write-down	19,825	—	19,825
Employee-related costs	—	8,433	8,433
Pension curtailment loss	1,165	—	1,165
Other	—	357	357
December 31, 2008	28,778	8,790	37,568

Decommissioning costs	—	3,246	3,246
Other	—	402	402
March 31, 2009	—	3,648	3,648

Total activity as of March 31, 2009	$28,778	$12,438	$41,216

(a)                                 As of March 31, 2009, cash payments totaled $9.3 million, of which $0.4 million was paid in 2008.

We expect to spend approximately $6.3 million during 2009, $1.6 million in 2010, and $1.0 million in 2011 in decommissioning and other costs. As of March 31, 2009, we have spent $3.6 million for these costs, which are recorded in “St. Helens mill restructuring” in our Consolidated Statement of Income (Loss). These expenses are recorded when the liability is incurred in accordance with SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities.

20.                               Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8.  Financial Statements and Supplementary Data” in our 2008 Annual Report on Form 10-K.

An analysis of operations by segment is as follows:

Boise Inc.
					Income	Depreciation,
	Sales				(Loss)	Amortization,
Three Months Ended		Related	Inter-		Before	and	EBITDA
March 31, 2009	Trade	Parties	segment	Total	Taxes	Depletion	(c)
	(millions)

Paper	$337.0	$—	$15.0	$352.0	$24.8 (a)	$21.3	$46.1	(a)
Packaging	145.3	11.2	0.6	157.1	1.1 (a)	9.7	10.8	(a)
Corporate and Other	2.6	4.2	8.5	15.3	(5.1)	1.0	(4.2)
	484.9	15.4	24.1	524.4	20.8	32.0	52.7
Intersegment eliminations	—	—	(24.1)	(24.1)	—	—	—
Change in fair value of interest rate derivatives	—	—	—	—	(0.1)	—	—
Interest expense	—	—	—	—	(22.2)	—	—
Interest income	—	—	—	—	0.1	—	—
	$484.9	$15.4	$—	$500.3	$(1.5)	$32.0	$52.7

Boise Inc.
					Income		Depreciation,
	Sales				(Loss)		Amortization,
Three Months Ended		Related	Inter-		Before		and	EBITDA
March 31, 2008	Trade	Parties	segment	Total	Taxes		Depletion	(c)
	(millions)

Paper	$165.1	$—	$7.1	$172.2	$11.8	(b)	$7.1	$19.0	(b)
Packaging	59.5	—	0.4	59.9	(19.8	)(b)	5.2	(14.5	)(b)
Corporate and Other	1.5	1.9	4.7	8.1	(2.1)		0.4	(1.9)
	226.1	1.9	12.2	240.2	(10.1)		12.7	2.6
Intersegment eliminations	—	—	(12.2)	(12.2)	—		—	—
Interest expense	—	—	—	—	(11.4)		—	—
Interest income	—	—	—	—	1.8		—	—
	$226.1	$1.9	$—	$228.0	$(19.7)		$12.7	$2.6

Predecessor
					Income	Depreciation,
	Sales				(Loss)	Amortization,
January 1 Through		Related	Inter-		Before	and	EBITDA
February 21, 2008	Trade	Parties	segment	Total	Taxes	Depletion	(c)
	(millions)

Paper	$154.4	$90.0	$9.1	$253.5	$20.7	$0.3	$21.1
Packaging	102.2	10.9	0.4	113.5	5.7	0.1	5.7
Corporate and Other	1.8	0.6	6.1	8.5	(3.2)	0.1	(3.1)
	258.4	101.5	15.6	375.5	23.2	0.5	23.7
Intersegment eliminations	—	—	(15.6)	(15.6)	—	—	—
Interest expense	—	—	—	—	—	—	—
Interest income	—	—	—	—	0.2	—	—
	$258.4	$101.5	$—	$359.9	$23.4	$0.5	$23.7

(a)                                  Included $3.6 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

Included $2.2 million of expense related to the impact of energy hedges, $1.8 million of which was recorded in the Paper segment and $0.4 million in the Packaging segment.

(b)                                 Included $6.5 million of expense related to inventory purchase accounting adjustments, $6.3 million of which was recorded in the Paper segment and $0.2 million in the Packaging segment.

Included $19.8 million of expense recorded in the Packaging segment related to the outage at the DeRidder, Louisiana, mill.

(c)                                  EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives) and income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate derivatives, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA (in millions):

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008

Net income (loss)	$(0.9)	$(16.4)	$22.8
Change in fair value of interest rate derivatives	0.1	—	—
Interest expense	22.2	11.4	—
Interest income	(0.1)	(1.8)	(0.2)
Income tax provision (benefit)	(0.6)	(3.4)	0.6
Depreciation, amortization, and depletion	32.0	12.7	0.5
EBITDA	$52.7	$2.6	$23.7

21.          Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and utilities. Our lease commitments are discussed further in Note 7, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At March 31, 2009, our total obligation for log and fiber purchases under contracts with third parties was approximately $151.1 million. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or current-quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At March 31, 2009, we had approximately $21.9 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2008, or determined pursuant to contractual terms, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. See Note 13, Debt, for a description of the guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

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

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with some general background related to our company followed by an overview of the effects of the “Acquisition of Boise Cascade’s Paper and Packaging Operations” and the “St. Helens Mill Restructuring,” as well as a discussion of our operating segments. “Recent Trends and Operational Outlook” and “Factors That Affect Operating Results” are intended to give the reader an overview of goals and challenges, the direction of our business, and changes affecting our products. The analysis then reviews “Our Operating Results” followed by a discussion of relevant activity in our industry in “Industry Activities.” We then discuss our balance sheet and cash flows and our financial commitments in the section entitled “Liquidity and Capital Resources.”

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A.  Risk Factors” in this form 10-Q and in our 2008 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC).

We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

On February 22, 2008, Boise Inc. or “the Company,” “we,” “us,” or “our” completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-Q as the “Predecessor.” The Acquisition was accomplished through the Company’s acquisition of Boise Paper Holdings, L.L.C. See “Acquisition of Boise Cascade’s Paper and Packaging Operations” below for more information related to the Acquisition.

The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the three months ended March 31, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through March 31, 2008. The Predecessor Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the period of January 1 through February 21, 2008, are presented for comparative purposes.

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

The Acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations. Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares, and they continue to hold a significant financial interest in us.

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

The following table summarizes the final fair value allocation of the assets acquired and liabilities assumed in the Acquisition as of March 31, 2009:

February 22, 2008, Fair Value
(millions)

Current assets	$571.9
Property and equipment	1,306.0
Fiber farms and deposits	11.0
Intangible assets:
Trademark and trade name	16.8
Customer list	13.7
Technology	6.9
Deferred financing costs	81.9
Other long-term assets	4.5
Current liabilities	(246.9)
Long-term liabilities	(101.7)
Total purchase price	$1,664.1

St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula, Washington, mills by a total of approximately 138,000 tons. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily lightweight opaque and flexible packaging papers. The #3 machine, which is owned by Cascades Tissue Group, also continues to operate. The permanent capacity reductions resulted in the loss of approximately 335 jobs at the St. Helens mill and 35 jobs in related sales, marketing, and logistics functions elsewhere in the Company. Some of these employees have been relocated to fill other positions within the Company. Eligible salaried employees were offered severance packages and outplacement assistance. We have concluded closure agreement negotiations for the affected union employees. We expect to employ approximately 140 employees at the mill after restructuring. At March 31, 2009, we had terminated approximately 320 employees.

During the three months ended March 31, 2009, we recorded a pretax charge of $3.6 million associated with the restructuring in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs are recorded in our Paper segment. These charges included decommissioning costs and other miscellaneous costs related to the restructuring of the mill. At December 31, 2008, and March 31, 2009, we had $8.4 million and $3.2 million of severance liabilities recorded in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheets. We expect to pay the remainder of these severance costs in second quarter 2009.

An analysis of total restructuring-related activity as of March 31, 2009, is as follows:

	Noncash Expense	Cash Expense (a)	Total Expenses
	(millions)

Inventory write-down	$7.8	$—	$7.8
Asset write-down	19.8	—	19.8
Employee-related costs	—	8.4	8.4
Pension curtailment loss	1.2	—	1.2
Other	—	0.4	0.4
December 31, 2008	28.8	8.8	37.6

Decommissioning costs	—	3.2	3.2
Other	—	0.4	0.4
March 31, 2009	—	3.6	3.6

Total activity as of March 31, 2009	$28.8	$12.4	$41.2

(a)                                  As of March 31, 2009, cash payments totaled $9.3 million, of which $0.4 million was paid in 2008.

We expect to spend approximately $6.3 million during 2009, $1.6 million in 2010, and $1.0 million in 2011 in decommissioning and other costs. As of March 31, 2009, we have spent $3.6 million for these costs, which are recorded in “St. Helens mill restructuring” in our Consolidated Statement of Income (Loss). These expenses are recorded when the liability is incurred in accordance with SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities.

Our Segments

We operate our business in three reportable segments, Paper, Packaging, and Corporate and Other (support services). These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments.

Paper. Our Paper segment manufactures and sells uncoated freesheet (including commodity and premium cut-size office papers); a range of packaging papers (including corrugating medium, label and release papers, and flexible packaging papers); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. During the three months ended March 31, 2009, approximately 43% of uncoated freesheet paper sales volume, including approximately 66% of the office papers sales volume, was sold to OfficeMax Incorporated (OfficeMax).

Packaging. Our Packaging segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. In March 2008, we completed a $23 million project on our linerboard machine at DeRidder, which reduced our exposure to fossil fuels and increased product capabilities. We also operate six corrugated container plants in the Northwest and a sheet feeder plant in Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, and beverages, as well as industrial and consumer products. Our Waco, Texas, plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our own sales personnel and by brokers.

Until early 2009, we marketed our newsprint through Abitibi Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. (AbitibiBowater) pursuant to an arrangement whereby ACSC purchased all of the newsprint we produce. ACSC sold our newsprint primarily in regional markets near our DeRidder, Louisiana, manufacturing facility. In late February 2009, we terminated our arrangement with ACSC and since that time have sold our newsprint production through our own sales personnel, primarily to newspaper publishers in the southern and southwestern U.S.

Corporate and Other. Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor period presented, the Corporate and Other segment included primarily an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services include but were not limited to finance, accounting, legal, information technology, and human resources functions. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the three months ended March 31, 2009, segment sales primarily related to our rail and truck business were $15.3 million.

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three months ended March 31, 2009, we recorded $3.6 million in “Sales, Related parties” and the same amount in “Costs and expenses” in our Consolidated Statement of Income (Loss) related to this agreement.

Recent Trends and Operational Outlook

The U.S. and the global economy remained weak in early 2009. Concerns over declining consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations, and financial position.

Linerboard pricing weakened in first quarter 2009, as overall demand continued to slow. Packaging demand in agriculture, food, and beverage markets, which constitute over half of our packaging product end-use markets, has historically been less correlated to broad economic activity and remained relatively stable through first quarter 2009. Demand in industrial markets, which is more closely aligned with general economic activity, was negatively affected due to the slowdown. Export markets were also negatively affected in first quarter 2009, as the global slowdown reduced demand from those markets. We curtailed production in late 2008 and through first quarter 2009 in response to the slowdown in demand. In March, we completed a scheduled annual maintenance shutdown at our DeRidder mill.

Prices for some grades of uncoated freesheet papers, primarily printing and converting grades, including form bond and envelope papers, began to decline during late fourth quarter 2008 in conjunction with slowing demand. Pricing for other grades, such as cut-size office papers, experienced only modest declines. Since a large portion of our cut-size office paper is sold to OfficeMax under a contract whereby the price OfficeMax pays is determined by a published index, changes in price for this product sold to OfficeMax tend to lag behind the general market by approximately 60 days. Pricing for our packaging-driven grades, including label and release and flexible packaging papers, improved through first quarter 2009.

U.S. demand for uncoated freesheet declined in first quarter 2009. According to the American Forest and Paper Association (AF&PA), uncoated freesheet shipments declined 16% during the first three months of 2009, compared with 2008. Demand for commodity communication papers continued to decline, as communication paper products were negatively affected by weak macroeconomic conditions and by the continuing shift to electronic media for communications. Compounding this, demand for printing and converting products, including envelopes and offset printing papers, has softened as direct-mail advertising has slowed.

Although demand has declined, North American uncoated freesheet inventories declined to 1.1 million tons in first quarter 2009, the lowest level recorded in recent years, according to the AF&PA. On November 17, 2008, we announced the permanent restructuring of our mill in St. Helens, Oregon, permanently closing the pulp mill and two of our three paper machines at that facility. This has reduced annual paper production capacity at the St. Helens mill by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula mills by a total of approximately 138,000 tons. We have also curtailed shifts and slowed production on other uncoated freesheet machines to balance production with demand. We may elect to take additional downtime if market conditions warrant.

In February 2009, we terminated our long-time arrangement with ACSC, an indirect subsidiary of AbitibiBowater, to market our production of newsprint. We now sell our newsprint through our own sales personnel primarily to newspaper publishers in the southern and southwestern U.S. and do so in the face of a continuing decline in the demand for newsprint in North America. U.S. newsprint prices have fallen from the record levels achieved in 2008 and market conditions are weak. We have significantly curtailed our newsprint machines in order to balance supply with the demand for our products, as we have transitioned to selling directly to newspaper publishers.

On April 27, 2009, we announced that we had indefinitely idled our D-2 newsprint machine at our mill in DeRidder, Louisiana. The D-2 machine has been idled since February 9, 2009, due to lack of orders. We will continue to operate the D-3 newsprint machine and the D-1 linerboard machine at the DeRidder mill. The idled machine has an annual capacity of 186,000 tons of newsprint. By idling the machine, we can reduce operating and capital costs during this period of declining newsprint demand, while preserving the asset for potential future use. The D-2 machine is being preserved, enabling us to restart it within a short period of time should the need arise. We may also pursue options to convert the machine to packaging products at a later date.

The weak U.S. economy resulted in reduced demand and lowered prices for many of our manufacturing inputs, including fiber and energy, during first quarter 2009. Reduced consumption of manufacturing inputs due to lower production also contributed to lower overall costs. Partially offsetting this were increased prices for a number of our high volume chemicals due to contractual price caps that expired at the end of 2008.

Prevailing interest rates, including both the London Interbank Offered Rate (LIBOR) and the prime lending rate, were low by historical standards during first quarter 2009, resulting in reduced interest expense on our secured debt obligations.

Approximately 65% of the energy we use in our manufacturing process is derived from renewable biomass, including waste byproducts from our production process. Substantially all of our biomass fiber is sourced under the rigorous procurement standards and requirements of the Sustainable Forestry Initiative (SFI). The U.S. Internal Revenue Code allows an excise tax credit for taxpayers who use alternative fuels in the taxpayer’s trade or business. Each year, under normal operating conditions, we produce and use approximately 500 million gallons of black liquor, a fuel produced from biomass, to provide energy to four of our five paper mills. This reduces our use of traditional fossil fuel sources, such as natural gas and electricity. The credit, equal to $0.50 per gallon of the alternative fuel mixture, is refundable to the taxpayer. In first quarter 2009, we filed to be registered as an alternative fuel mixer and, in late April, received notification that the registration was approved.  We became eligible to claim credits for black liquor produced at our four pulp and paper mills beginning at various dates from late January to late March 2009.  Through April 30, 2009, we have filed for claims totaling approximately $37 million, before the effects of any income taxes related to these credits.  The credit is scheduled to expire on December 31, 2009. The amount of credits we ultimately file for, receive, and recognize in income is dependent on, among other things, our future production levels, tax legislation and regulation, and income recognition criteria under generally accepted accounting principles.

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

•                 Our customer concentration and the ability of our customers to pay; and

•                 The other factors described in “Part II, Item 1A.  Risk Factors” in this Quarterly Report on Form 10-Q and “Part I, Item 1A.  Risk Factors” in our 2008 Annual Report on Form 10-K.

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, electronic media substitution, manufacturing activity, employment, consumer spending, and currency exchange rates. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. The global financial and credit crisis led to a severe recession in the U.S. economy and significant deterioration in the macroeconomic outlook. While an extended economic downturn could negatively affect overall demand, no single product line drives our overall financial performance and individual product lines are influenced by conditions in their respective industries. For example:

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

•                 Demand for newsprint depends upon prevailing levels of newspaper advertising, circulation, and basis weights. Demand for newsprint in North America declined approximately 31% over the past five years, according to Resource Information Systems Inc. (RISI), due in part to the growth of online media and erosion of the newspaper publishing business. In late 2008 and early 2009, the rate of decline accelerated over previous levels. According to RISI, through first quarter 2009, shipments were down 33%, compared with the same period in 2008.

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

Over the last five years, North American uncoated freesheet, containerboard, and newsprint capacities declined approximately 16%, 1%, and 26%, respectively, according to RISI. In fourth quarter 2008 and into first quarter 2009, temporary and permanent curtailments accelerated and significantly reduced capacity across many grades. New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill.

Industry supply of paper is also influenced by the level of imports and overseas production capacity, which has grown over the past decade. In recent months, imports have declined in response to weakened domestic demand and the economic slowdown.

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

Fiber. The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.	Boise Inc.	Predecessor	Combined
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2008

Paper	27%	30%	26%	27%
Packaging	15%	11%	17%	15%

The primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Substantially all fiber is acquired from outside sources. We convert logs and wood chips into pulp, which we use at our paper mills to produce paper. On an aggregate basis, and under normal operating conditions, we are a net consumer of pulp, producing and selling less pulp volume on the open market than we consume. Fiber costs have eased in the Pacific Northwest in 2009 and are approaching historical averages.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of supply and demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered-fiber costs in all of our operating regions include the cost of diesel, which has declined in first quarter 2009. Lower diesel costs decrease the cost to harvest and transport wood to the mills, favorably affecting fiber costs in all of our regions.

In Minnesota, overall fiber costs decreased in first quarter 2009, compared with first quarter 2008, driven by lower consumption and prices of purchased pulp, as we selectively curtailed shifts and slowed production to balance production with demand. Wood fiber prices in the region declined from first quarter and fourth quarter 2008 as a result of reduced fiber consumption from pulp and paper manufacturers and continued curtailment of oriented strand board (OSB) production in the region.

In the Pacific Northwest, fiber costs decreased in first quarter 2009, compared with first quarter 2008 and fourth quarter 2008, due primarily to reduced consumption as a result of the St. Helens mill downsizing, market curtailments, and lower residual chip and recycled fiber prices. Residual fiber costs in the Pacific Northwest declined during first quarter 2009, compared with fourth quarter 2008, reflecting higher pulpwood and chip inventories in the region and reduced fiber demand. Because residual fiber for our paper mills in the Northwest comes predominantly from sawmills and plywood plants, continued curtailments at these mills, as a result of decreased demand for these products related to the housing slowdown, could negatively affect the availability and price of residual fiber for our Pacific Northwest pulp and paper operations. The downsizing of the St. Helens mill will reduce our ongoing consumption of residual fiber in the region.

In the South, during first quarter 2009, fiber costs at our DeRidder mill decreased overall, compared with first quarter 2008, due mainly to reduced fiber consumption, as we curtailed production to balance production with demand, and decreased wood and recycled fiber prices. In our Alabama operating region, fiber costs decreased in first quarter 2009, compared with first quarter 2008, driven by lower fiber consumption, as we slowed production to balance production with demand. Prices for wood, pulp, and wastepaper declined in first quarter 2009, compared with fourth quarter 2008, due primarily to reduced overall demand for fiber.

Other Raw Materials and Energy Purchasing and Pricing. We purchase other raw materials and energy used to manufacture our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy at a single facility. These contracts normally contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, they may not, in many cases, alleviate fluctuations in market prices.

Our costs for raw materials are influenced by increases in energy costs. Specifically, some of our key chemicals, including pulping and bleaching chemicals consumed in our paper and packaging mills, are heavily influenced by energy costs. A number of our major suppliers have increased prices over the past year. The relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs to our customers in the short term.

Energy. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. Currently, energy prices are favorable, compared with historical averages. In first quarter 2009, energy costs were lower, compared with first quarter 2008 energy costs, due mainly to lower prices for natural gas and fuel and to reduced consumption as a result of lower production during the quarter. In first quarter 2009, natural gas prices declined, compared with fourth quarter 2008 levels. Under normal operations, including the indefinite idling of our D-2 newsprint machine, we expect to consume approximately 12 million mmBtu of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor in each of the periods listed below:

	Boise Inc.	Boise Inc.	Predecessor	Combined
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2008

Paper	16%	17%	15%	16%
Packaging	14%	14%	14%	14%

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of March 31, 2009, we had entered into derivative instruments related to approximately 85% of our forecasted natural gas purchases for April 2009 through October 2009, approximately 45% of our forecasted natural gas purchases for November 2009 through March 2010, approximately 42% of our forecasted natural gas purchases for April 2010 through October 2010, and approximately 5% of our forecasted natural gas purchases for November 2010 through March 2011. At March 31, 2009, these derivatives included three-way collars and call spreads.

We have elected to account for these instruments as economic hedges. At March 31, 2009, we recorded the fair value of the derivatives, or $9.5 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three months ended March 31, 2009, we recorded the change in fair value of the instruments, or $2.2 million of expense, in “Materials, labor, and other operating expenses” in our Consolidated Statement of Income (Loss). We continue to enter into additional derivative instruments to hedge the variable cash flow risk of natural gas purchases.

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.	Boise Inc.	Predecessor	Combined
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2008

Paper	14%	15%	13%	14%
Packaging	6%	5%	6%	6%

We have seen significantly higher chemical prices on some key commodity chemicals, compared with historical standards, although the total cost impact has been mitigated by lower overall usage due to reduced production. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. Many of these contracts are renegotiated annually.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs. As of April 30, 2009, we had approximately 4,120 employees. Approximately 2,430, or 59%, of these employees work pursuant to collective bargaining agreements. On April 6, 2009, we started negotiating the labor contract at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers), which expired in December 2008. On April 13, 2009, we started negotiating the labor contract at our paper mill in Wallula, Washington (332 employees represented by the AWPPW), which expired in mid-March 2009. The parties have agreed to operate under the existing bargaining agreements during the labor negotiations. During labor negotiations with our collective bargaining units, we could experience work interruptions, which could significantly increase our labor costs, prevent us from meeting customer demand, or reduce our sales and profitability.

Our Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the three months ended March 31, 2009 and 2008, and the Predecessor period of January 1 through February 21, 2008 (in millions, except percent-of-sales data):

	Boise Inc.		Predecessor
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008
Sales
Trade	$484.9	$226.1	$258.4
Related parties	15.4	1.9	101.5
	500.3	228.0	359.9

Costs and expenses
Materials, labor, and other operating expenses	413.2	195.4	313.9
Fiber costs from related parties	5.7	18.6	7.7
Depreciation, amortization, and depletion	32.0	12.7	0.5
Selling and distribution expenses	13.8	6.0	9.1
General and administrative expenses	10.4	4.6	6.6
St. Helens mill restructuring	3.6	—	—
Other (income) expense, net	0.2	—	(1.0)
	478.9	237.3	336.8

Income (loss) from operations	$21.4	$(9.3)	$23.1

Sales
Trade	96.9%	99.1%	71.8%
Related parties	3.1	0.9	28.2
	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	82.6%	85.7%	87.2%
Fiber costs from related parties	1.1	8.2	2.2
Depreciation, amortization, and depletion	6.4	5.6	0.1
Selling and distribution expenses	2.8	2.6	2.5
General and administrative expenses	2.1	2.0	1.9
St. Helens mill restructuring	0.7	—	—
Other (income) expense, net	—	—	(0.3)
	95.7%	104.1%	93.6%

Income (loss) from operations	4.3%	(4.1)%	6.4%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three months ended March 31, 2009 and 2008, the Predecessor period of January 1 through February 21, 2008, and the combined three months ended March 31, 2008:

	Boise Inc.		Predecessor	Combined
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	January 1 Through February 21, 2008	Three Months Ended March 31, 2008

	(thousands of short tons, except corrugated containers and sheets)

Paper
Uncoated freesheet	303	154	236	390	(a)
Containerboard (medium)	30	15	19	34
Market pulp	7	13	20	33	(a)
	340	182	275	457

Packaging
Containerboard (linerboard)	38	12	36	48
Newsprint	60	29	56	85
Corrugated containers and sheets (mmsf)	1,418	640	914	1,554

	(dollars per short ton, except corrugated containers and sheets)

Paper
Uncoated freesheet	$981	$890	$868	$877
Containerboard (medium)	469	454	454	454
Market pulp	383	568	535	548

Packaging
Containerboard (linerboard)	$352	$386	$399	$396
Newsprint	588	512	494	500
Corrugated containers and sheets ($/msf)	60	56	55	55

(a)                                 The combined three months ended March 31, 2008, includes 52,000 short tons of uncoated freesheet and 8,000 short tons of market pulp from machines at the St. Helens paper mill that have been shut down.

Operating Results

The following presents a discussion of sales and costs for the three months ended March 31, 2009, compared with the combined three months ended March 31, 2008. The combined three months ended March 31, 2008, represent the results of Boise Inc. for the three months ended March 31, 2008, and the results of the Predecessor for the period from January 1 through February 21, 2008. See “Background” and “Acquisition of Boise Cascade’s Paper and Packaging Operations” in this Management’s Discussion and Analysis for more information related to the Acquisition.

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

Sales and Costs for the Three Months Ended March 31, 2009, Compared With the Combined Three Months Ended March 31, 2008

Sales

For the three months ended March 31, 2009, total sales decreased $87.6 million, or 15%, to $500.3 million from $587.9 million during the combined three months ended March 31, 2008. The decrease was driven primarily by a 17% decrease in Paper segment sales and a 9% decline in Packaging segment sales due to lower sales volumes, partially offset by higher sales prices.

Paper. Sales decreased $73.7 million, or 17%, to $352.0 million from $425.7 million during the combined three months ended March 31, 2008. The decrease was driven by a 22% decline in uncoated freesheet sales volumes due primarily to declining demand and lower production capacity as a result of the St. Helens mill restructuring. Market downtime was taken to balance production with demand. Sales volumes for both commodity and premium and specialty uncoated freesheet were down 22%, compared with first quarter 2008, driven primarily by sharp reductions in printing and converting sales volumes. Sales volumes in our label and release, flexible packaging, and premium office grades grew 1%, compared with first quarter 2008, as we continued to convert commodity production to label and release at our Wallula mill. Reduced volumes were partially offset by higher prices. Overall uncoated freesheet net sales prices increased 12%, compared with first quarter 2008, as both commodity and premium and specialty uncoated freesheet net sales prices increased.

Packaging. Sales decreased $16.3 million, or 9%, to $157.1 million from $173.4 million during the combined three months ended March 31, 2008. The decrease was driven mainly by a 30% reduction in newsprint sales volumes, a 21% reduction in segment linerboard sales volumes, and a 9% decline in corrugated container and sheet sales volumes, compared with first quarter 2008. Demand was weak for both newsprint and linerboard in first quarter 2009, resulting in significant market downtime during the quarter to match production with demand. Newsprint volumes were also negatively affected, as we transitioned from selling all of our output to AbitibiBowater to marketing directly to customers beginning March 1, 2009. Newsprint net sales prices increased 18% in first quarter 2009, compared with first quarter 2008, but decreased 9%, compared with fourth quarter 2008. Corrugated containers and sheet net sales prices improved 9% in first quarter 2009, compared with first quarter 2008. Segment linerboard prices decreased 11% during the same time period, as demand in export markets deteriorated markedly in first quarter 2009.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, decreased $116.7 million, or 22%, to $418.9 million for the three months ended March 31, 2009, from $535.6 million during the combined three months ended March 31, 2008. The decrease was driven primarily by lower input costs and reduced fixed costs. Fixed-cost reductions were driven primarily by the St. Helens mill restructuring, decreased maintenance costs at our DeRidder mill, and other fixed cost reductions as we worked to control costs in weak markets. In first quarter 2009, DeRidder held an annual maintenance outage, which incurred lower maintenance costs, compared with the extended DeRidder outage in first quarter 2008.

Fiber, energy, and chemical costs were $94.1 million, $60.8 million, and $50.8 million, respectively, for the three months ended March 31, 2009, and $127.3 million, $82.8 million, and $62.0 million, respectively, for the combined three months ended March 31, 2008. Combined, this represents a cost decrease of $66.4 million for the three months ended March 31, 2009, compared with the combined three months ended March 31, 2008. This decrease was driven primarily by lower fiber and energy prices and by lower consumption due to lower production volumes.

Fiber costs decreased $27.1 million in our Paper segment, compared with first quarter 2008, due primarily to lower purchased pulp and recycled and wood fiber prices and to reduced consumption of wood and recycled fiber as a result of lower production. In Packaging, fiber costs decreased $6.0 million due to lower wood and recycled fiber prices and reduced fiber consumption.

Compared with the combined three months ended March 31, 2008, energy costs decreased $14.8 million in our Paper segment driven by lower prices and reduced consumption of natural gas, partially offset by higher purchased electricity prices. Energy costs decreased $7.3 million in our Packaging segment driven by lower fuel prices and reduced consumption of fuel and electricity.

Chemical costs decreased $10.2 million in our Paper segment and $1.0 million in our Packaging segment due primarily to reduced consumption of chemical inputs partially offset by higher prices.

Under purchase accounting rules, in connection with the Acquisition, we revalued our inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses included $6.5 million of expense due to revaluing our inventory during the three months ended March 31, 2008.

Depreciation, amortization, and depletion for the three months ended March 31, 2009, was $32.0 million, compared with $12.7 million during the three months ended March 31, 2008. The three months ended March 31, 2008, includes depreciation, amortization, and depletion for the period from February 22, 2008, through March 31, 2008. For the Predecessor period of January 1 through February 21, 2008, depreciation, amortization, and depletion was $0.5 million due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition.

Selling and distribution expenses decreased $1.3 million, or 8%, to $13.8 million for the three months ended March 31, 2009, compared with $15.1 million for the combined three months ended March 31, 2008. As a percentage of sales, selling and distribution expenses increased to 2.8% for the three months ended March 31, 2009, compared with 2.6% for the combined three months ended March 31, 2008.

General and administrative expenses decreased $0.8 million, or 7%, to $10.4 million for the three months ended March 31, 2009, compared with $11.2 million for the combined three months ended March 31, 2008. As a percentage of sales, general and administrative expenses increased to 2.1% for the three months ended March 31, 2009, compared with 1.9% in the combined three months ended March 31, 2008.

St. Helens Mill Restructuring. The three months ended March 31, 2009, includes $3.6 million of costs associated with the restructuring of our St. Helens paper mill. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs included decommissioning costs and other costs related to the restructuring of the mill. For more information, see “St. Helens Mill Restructuring” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other (income) expense, net. “Other (income) expense, net” includes miscellaneous income and expense items. During the three months ended March 31, 2009, we had $0.2 million of other expense, and during the three months ended March 31, 2008, we had $28,000 of other income. During both periods, these amounts represented primarily miscellaneous income and expense items. The components of “Other (income) expense, net” include income of $1.0 million from a net gain on sales of assets for the Predecessor period of January 1 through February 21, 2008.

Income (loss) from operations. Income from operations for the three months ended March 31, 2009, increased $7.6 million, or 54.7%, to $21.4 million, compared with $13.8 million for the combined three months ended March 31, 2008. This increase was driven primarily by reduced input costs and higher product prices, partially offset by lower sales volumes due to reduced demand. Income for the combined three months ended March 31, 2008, was negatively affected by approximately $20.5 million of expense due to the DeRidder outage and by $6.5 million of expense from inventory purchase accounting adjustments.

Paper. Segment income decreased $7.8 million, or 24%, to $24.8 million for the three months ended March 31, 2009, compared with $32.6 million for the combined three months ended March 31, 2008. This decline was due primarily to lower demand and costs associated with the St. Helens mill downsizing, partially offset by increased sales prices and lower input costs. First quarter 2009 operating results were also negatively affected by $3.6 million in expenses due to the St. Helens mill restructuring and by $1.8 million from noncash mark-to-market energy hedge expenses. The Predecessor suspended depreciation from September 2007 through February 2008 for the assets being held for sale as a result of the Acquisition, which reduced depreciation and amortization by $9.4 million during the period of January 1 through February 21, 2008, increasing segment income for first quarter 2008, compared with 2009. The combined three months ended March 31, 2008, included $6.3 million of expense from inventory purchase accounting adjustments.

Packaging. Segment income increased $15.2 million to $1.1 million of income for the three months ended March 31, 2009, compared with a loss of $14.1 million for the combined three months ended March 31, 2008. This increase is the result of higher selling prices, lower input costs, and approximately $20.5 million in costs associated with the DeRidder outage in first quarter 2008. This was partially offset by lower newsprint, linerboard, and corrugated container and sheet sales volumes. The Predecessor suspended depreciation from September 2007 through February 2008 for the assets being held for sale as a result of the Acquisition, which reduced depreciation and amortization by $6.9 million during the period of January 1 through February 21, 2008, increasing segment income for first quarter 2008, compared with first quarter 2009.

Other

Foreign Exchange Gain (Loss). For the three months ended March 31, 2009, foreign exchange loss was $0.7 million, compared with a loss of $0.9 million for the combined three months ended March 31, 2008.

Interest expense. For the three months ended March 31, 2009, interest expense was $22.2 million, of which $16.5 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $2.6 million related to the subordinated promissory notes and $2.9 million for amortization of deferred financing fees. For the three months ended March 31, 2008, interest expense was $11.4 million, of which $8.5 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $1.0 million related to the subordinated promissory notes and $0.8 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Interest income. For the three months ended March 31, 2009, interest income was $0.1 million, compared with $2.0 million for the combined three months ended March 31, 2008. Interest income for the period prior to February 22, 2008, is attributable to income from interest earned on our trust assets held prior to the Acquisition.

Income Taxes. For the three months ended March 31, 2009, we recorded $0.6 million of income tax benefits. We have not recognized an additional $0.9 million of tax benefits related to losses incurred during the quarter, because the realization of these benefits is not considered more likely than not. For the three months ended March 31, 2008, we recorded $3.4 million of income tax benefits related to losses incurred during the quarter. At March 31, 2008, we had not recognized $4.1 million of tax benefits from the losses resulting from our first-quarter operations, because the realization of these benefits was not considered more likely than not. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations. Income tax expense during the

Predecessor period of January 1 through February 21, 2008, was $0.6 million, consisting of federal and state income taxes.

Industry Activities

In April 2009, AbitibiBowater, North America’s largest producer of newsprint, announced that certain of its U.S. and Canadian subsidiaries have filed voluntary petitions in the United States under Chapter 11 of the United States Bankruptcy Code. In addition, AbitibiBowater and its Canadian subsidiaries have obtained an Order from the Quebec Superior Court in Canada for creditor protection pursuant to the Companies’ Creditors Arrangement Act. The Fort Francis, Ontario, pulp mill, which is owned by AbitibiBowater, is a major supplier of purchased pulp to our International Falls, Minnesota, mill. The impact of the bankruptcy proceedings to the operations of the Fort Francis pulp mill is uncertain; however, due to the availability of alternative sources of pulp fiber, we do not anticipate a significant impact to the mill operations at International Falls at this time. It is uncertain what the overall long-term impact will be on our Packaging segment.

In January 2009, Smurfit-Stone Container Corp. (Smurfit-Stone), North America’s second-largest maker of corrugated packaging, also filed for reorganization under Chapter 11 of the United States Bankruptcy Code. We have linerboard trading arrangements with Smurfit-Stone. We expect no immediate impact on these arrangements as a result of this filing; however, the longer-term outlook for these arrangements is uncertain. It is also uncertain what the overall long-term impact will be on our Packaging segment.

Liquidity and Capital Resources

Against the backdrop of a weak economy, a global financial crisis, and a credit market contraction, as well as declining demand for our products, there is uncertainty regarding the amount of cash flows we will generate during the next 12 months. However, we believe that our cash flows from operations, as well as our available borrowing capacity under our $250.0 million revolving credit facility, will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next 12 months.

If a contractually committed lender fails to honor its commitment under the $250.0 million revolving credit facility, the other lenders would remain committed for their portion of the total facility. A total of 11 lenders participated in the revolving credit facility at March 31, 2009, and the largest single commitment under the revolving credit facility was $100.0 million. At March 31, 2009, we had $20.0 million of borrowings outstanding under the revolving credit facility and our aggregate liquidity from unused borrowing capacity under the revolving credit facility totaled $205.5 million, net of outstanding letters of credit of $24.5 million.

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

Unless otherwise noted, this discussion of liquidity and capital resources with respect to 2008 refers to the combined activities of Boise Inc. and the Predecessor for the three months ended March 31, 2008.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor, energy, chemicals, and interest. During the three months ended March 31, 2009, our operating activities provided $85.7 million of cash, compared with $28.7 million in the same period of 2008. Relative to first quarter 2008, cash provided by operations was positively affected by favorable changes in working capital items, which was the primary reason for the increase in cash provided by operations.

2009

In first quarter 2009, favorable changes in working capital provided $44.7 million of cash from operations, compared with $6.5 million of cash in first quarter 2008. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

The $44.7 million of cash provided by operations related to favorable changes in working capital items is attributable primarily to decreases in receivables and inventories, partially offset by decreases in accounts payable and accrued liabilities. Decreases in receivable levels provided $38.8 million of cash from operations, which is attributable primarily to lower sales levels. Decreases in inventory levels provided $25.3 million of cash from operations. Inventory volumes and levels were down due primarily to lower production levels. Lower levels of accounts payable and accrued liabilities used $19.6 million of cash from operations, attributable to decreased levels of trade payables across all of our segments. These decreases are primarily a result of lower raw material and supply purchases due to reduced production.

2008

In first quarter 2008, changes in working capital primarily reflect an increase in accounts payable and accrued expenses, the net effect of which was partially offset by an increase in prepaid corporate expenses. The higher levels of accounts payable and accrued expenses reflect higher trade accounts payable in the Packaging segment, due in large part to increased costs associated with the DeRidder outage. In addition, the Packaging segment had a significant increase in accounts payable to related parties for fiber purchases, which have historically been sourced internally. Accounts receivable for the Packaging segment decreased, which reflects a lower level of sales for March 2008, compared with December 2007, as March sales were affected by lost production during the DeRidder outage. To a lesser extent, an increase in trade payables for the Paper segment, which reflected an increase in fiber costs, also contributed to the favorable change in working capital.

In addition to the increase in prepaid corporate expenses, these favorable changes in working capital were also partially offset by lower levels of accrued compensation, which reflect bonus payouts by the Predecessor across all segments in first quarter 2008. Accounts receivable increased for the Paper segment and the Corporate and Other segment. Increased receivables in the Paper segment reflect a higher level of sales for March 2008, compared with December 2007. The increase in accounts receivable for the Corporate and Other segment reflects related-party receivables for the trucking business.

Sensitivity Analysis Related to Sources and Uses of Cash From/For Our Operating Activities

Sources of cash flows from operating activities

Our primary source of cash is revenue generated by the sale of our packaging and paper products, including uncoated freesheet, linerboard, corrugated containers and sheets, and newsprint. Declines in working capital also provide cash for operations, including declines in receivables from sales of our products, reductions in inventory levels, reductions in prepaid expenses, and increases in accounts payable and other accrued liabilities.

During first quarter 2009, we sold 303,000 tons of uncoated freesheet, 38,000 tons of linerboard to third parties, 1.4 billion square feet of corrugated products, and 60,000 tons of newsprint. A $10-per-short-ton price change in uncoated freesheet would have affected our revenue by approximately $12 million annually. A $10-per-short-ton price change in linerboard sold to third parties would have affected revenue by approximately $2 million annually, and a $10-per-short-ton price change in newsprint would have affected our revenue by approximately $4 million annually. For corrugated sheets and containers, a change in pricing of $1.00 per thousand square feet (msf) affects sales revenue by approximately $6 million annually.

Selling prices for uncoated freesheet, newsprint, and corrugated containers and sheets improved in first quarter 2009, compared with the same period last year, despite recent declines in product demand, as a result of significant price increases in 2008 and widespread market curtailments and capacity reductions across the industry. Average net selling prices for uncoated freesheet papers improved $104 per ton, or 12%, to $981 per ton in first quarter 2009, compared with $877 per ton in first quarter 2008. During first quarter 2009, we took 30,000 tons of market-related downtime in uncoated freesheet production, compared with no market-related downtime in first quarter 2008. Newsprint prices increased $88 per ton, or 18%, to $588 per ton during first quarter 2009, compared with $500 per ton during the same period in 2008. Relative to first quarter 2008, corrugated container and sheet prices improved $5 per msf, or 9%, to $60 per msf, compared with $55 per msf during first quarter 2008. Linerboard net selling prices to third parties declined $44 per ton, or 11%, to $352 per ton in first quarter 2009, compared with $396 per ton in first quarter 2008, primarily as a result of weak market conditions. In first quarter 2009, we took 31,000 tons of market-related downtime in linerboard production and 52,000 tons of market-rated downtime in newsprint production, compared with no market-related downtime in linerboard production and 12,000 tons of market-related downtime in newsprint in first quarter 2008.

The U.S. and the global economy remained weak in early 2009. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products, which we expect will have a negative effect on pricing for our products throughout the remainder of 2009.

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

Fiber costs in first quarter 2009 were $94.1 million, a decrease of $33.2 million, or 26%, from costs of $127.3 million in first quarter 2008, due primarily to lower overall wood prices and reduced consumption of wood and recycled fiber and purchased pulp as a result of lower production. A 1% change in fiber costs affects our financial results by approximately $5 million annually.

Energy costs in first quarter 2009 were $60.8 million, a decrease of $22.0 million, or 27%, from costs of $82.8 million in first quarter 2008, due primarily to lower overall energy consumption and lower prices for natural gas and fuel, partially offset by higher electricity prices. Natural gas is a significant component of our energy costs. Including the indefinite idling of our D-2 newsprint machine, a $1/mmBtu change in our natural gas prices affects our financial results by approximately $13 million annually.

Chemical costs in first quarter 2009 were $50.8 million, a decrease of $11.2 million, or 18%, from costs of $62.0 million in first quarter 2008, driven by reduced consumption, partially offset by higher prices. A 1% change in chemical prices affects our financial results by approximately $2 million annually.

Labor costs related to the production of our products, recorded in “Materials, labor, and other operating expenses,” were $69.4 million in first quarter 2009, a decrease of $9.4 million, or 12%, from costs of $78.8 million in first quarter 2008. The change was due primarily to a reduction in the number of people employed at our mills, mainly at St. Helens, partially offset by increases in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time. While we believe we have good labor relations and have established staggered labor contracts for each of our five paper mills to minimize potential disruptions in the event of a labor dispute, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

The continuing macroeconomic downturn, significant decline in global equity markets, and turmoil in the credit markets have caused our pension investment portfolio to suffer significant losses at the end of first quarter 2009. As of March 31, 2009, our pension assets had decreased to a market value of

$226 million, compared with $248 million as of December 31, 2008. While the Worker, Retiree, and Employee Recovery Act (WRERA) of 2008 provides some relief as to the timing of our required future cash contributions, we expect to make material contributions to our pension plans for the next several years, barring a dramatic recovery in equity and debt market security valuations or a sizable increase in the discount rate used to measure our liabilities. On April 15, 2009, we made a $5.5 million contribution to our qualified pension plans. Assuming a rate of return on plan assets of 7.25% in 2009 and 2010, and including the $5.5 million contribution made on April 15, 2009, and WRERA relief provisions, we estimate that we would not be required to make further contributions in 2009 and would be required to contribute approximately $23 million in 2010. The amount of required contributions will depend, among other things, on actual returns on plan assets, yield curve election choice, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Recently, the Internal Revenue Service provided new yield curve election options for the 2009 plan year, which could lower our estimated 2010 required contribution amount. Our estimates may change materially depending upon the impact of these and other factors. In December 2008, we amended our defined benefit pension plan for salaried employees (Salaried Plan). This amendment freezes the accumulation of benefits and years of service for participants in the Salaried Plan effective April 15, 2009. This amendment also freezes benefits in the Boise Inc. Supplemental Pension Plan (SUPP) and the Boise Inc. Supplemental Early Retirement Plan (SERP) for executive officers. Our estimated 2010 contribution includes the impact of this amendment. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years. For the three months ended March 31, 2009, we made no cash contributions to our qualified pension plans. We made a $5.5 million contribution to our qualified pension plans on April 15, 2009.

Investment Activities

Cash investing activities used $18.1 million for the three months ended March 31, 2009, compared with $814.9 million during the same period in 2008. For the three months ended March 31, 2008, investing activities included $1.2 billion in cash spent for the Acquisition, excluding deferred financing fees.

Cash capital expenditures for property, plant, and equipment for the three months ended March 31, 2009, were $17.2 million. Cash capital expenditures for property, plant, and equipment for the combined three months ended March 31, 2008, were $20.4 million. This amount includes $10.2 million spent by the Predecessor for the period from January 1, 2008, through February 21, 2008, and $10.2 million spent by us from February 22, 2008, through March 31, 2008. Of these amounts, $7.1 million relates to the installation of a shoe press in our DeRidder, Louisiana, mill to reduce the use of energy in producing linerboard.

We expect capital investments in 2009 to total approximately $75 million to $85 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2009 will be primarily for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our efficiency projects are focused on opportunities to improve our energy efficiency. We expect to spend approximately $3 million in 2009 on environmental compliance.

Financing Activities

Cash used for financing activities was $62.6 million for the three months ended March 31, 2009, compared with $811.0 million of cash provided by financing activities for the same period in 2008. Financing activities for the three months ended March 31, 2009, reflect $72.6 million of debt repayments. Under our $250 million revolving credit facility, $205.5 million was available at March 31, 2009. Cash provided by financing activities for the three months ended March 31, 2008, reflects approximately $1.1 billion of debt financing obtained in conjunction with the Acquisition, partially offset by $120.2 million paid to stockholders who exercised their conversion rights, $94.3 million of deferred financing costs and underwriting fees, and $35.0 million of debt repayments. Prior to the Acquisition, financing activities have historically consisted primarily of intercompany loans obtained by the Predecessor.

Our expected debt service obligation, assuming interest rates remain at March 31, 2009, levels, is estimated to be approximately $50.4 million for the remainder of 2009 and $88.9 million for 2010, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $8.7 million per year (based on debt levels and interest rates as of March 31, 2009).

We lease our distribution centers, as well as other property and equipment, under operating leases. These operating leases are not included in debt; however, they represent a commitment. Obligations under operating leases are shown in the “Contractual Obligations” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K.

The following discussion describes our debt structure in more detail.

At March 31, 2009, and December 31, 2008, our long-term debt and the interest rates on that debt were as follows:

	March 31, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate
	(millions)		(millions)

Revolving credit facility, due 2013	$20.0	3.81%	$60.0	4.33%
Tranche A term loan, due 2013	237.6	3.81%	245.3	4.75%
Tranche B term loan, due 2014	456.6	5.75%	471.4	5.75%
Second lien term loan, due 2015	260.7	9.25%	260.7	9.25%
Current portion of long-term debt	(7.5)	4.11%	(25.8)	5.33%
Long-term debt, less current portion	967.3	6.19%	1,011.6	6.34%
Current portion of long-term debt	7.5	4.11%	25.8	5.33%
	974.8	6.17%	1,037.5	6.31%

15.75% notes payable, due 2015	69.2	15.75%	66.6	15.75%
	$1,044.0		$1,104.1

Senior Secured Credit Facilities

Our senior secured credit facilities consist of:

•                 A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the LIBOR plus 325 basis points or a calculated base rate plus 325 basis points (the Revolving Credit Facility and, collectively with the Tranche A Term Loan Facility and the Tranche B Term Loan Facility, the First Lien Facilities);

•                 A five-year amortizing $250.0 million senior secured Tranche A term loan facility with interest at LIBOR plus 325 basis points or a calculated base rate plus 325 basis points (the Tranche A Term Loan Facility);

•                 A six-year amortizing $475.0 million senior secured Tranche B term loan facility with interest at LIBOR (subject to a floor of 4.00%) plus 350 basis points or a calculated base rate plus 250 basis points (the Tranche B Term Loan Facility); and

•                 A seven-year nonamortizing $260.7 million second lien term loan facility with interest at LIBOR (subject to a floor of 5.50%) plus 700 basis points or a calculated base rate plus 600 basis points (the Second Lien Facility and, together with the First Lien Facilities, the Credit Facilities).

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. At March 31, 2009, and December 31, 2008, we had $20.0 million and $60.0 million of borrowings outstanding under the Revolving Credit Facility. For the three months ended March 31, 2009, and the year ended December 31, 2008, the average interest rates for our borrowings under our Revolving Credit Facility were 3.7% and 6.0%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were $10.0 million and $60.0 million for the three months ended March 31, 2009, and were zero and $80.0 million for the year ended December 31, 2008.

The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the three months ended March 31, 2009 and 2008, were $28.1 million and $73.7 million, respectively. At March 31, 2009, we had availability of $205.5 million, which is net of outstanding letters of credit of $24.5 million. At December 31, 2008, we had availability of $163.6 million, which was net of outstanding letters of credit of $26.4 million.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default and indemnification customary for loan agreements for similar leveraged acquisition financings, and other representations and warranties, covenants, and events of default deemed by the administrative agents of the First Lien Facilities or the Second Lien Facility, as applicable, to be appropriate for the specific transaction.

Covenants

The First and Second Lien Facilities require BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain financial covenant ratios. At March 31, 2009, Holdings is required to maintain a minimum interest coverage ratio of 2.375:1.00 and a maximum leverage ratio of 4.50:1.00 under the First Lien Facilities. Under the Second Lien Facility, Holdings is required to maintain a maximum leverage ratio of 4.75:1.00 at March 31, 2009. The covenant ratios tighten over time. At December 31, 2009, the minimum interest coverage ratio requirement increases to 2.50:1.00 under the First Lien Facilities, and the maximum leverage ratio decreases to 3.75:1.00 and 4.00:1.00 under the First and Second Lien Facilities, respectively. The minimum interest coverage ratio requirement remains 2.50:1.00 throughout the term of the loan, whereas the maximum leverage ratio decreases to a low of 3.00:1.00 and 3.25:1.00 under the First and Second Lien Facilities, respectively, in first quarter 2011.

The interest coverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period then ended to (ii) consolidated interest expense payable in cash for such four-fiscal-quarter period. The leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total debt as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. Differences between our financial statements and Holdings’ financial statements are related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, income taxes, and other miscellaneous expenses.

The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year. However, this amount may increase up to an additional $75 million a year if we had less than $150 million of capital expenditures in the previous fiscal year. We may also spend $125 million a year, up to an aggregate of $200 million, for permitted acquisitions under the terms of our Credit Facilities.

At March 31, 2009, we were in compliance with the financial covenants under our Credit Facilities.  Continued declines in the demand for or pricing of our products, increases in the cost of raw materials, unexpected operational issues, or changes in tax legislation and regulation related to alternative fuel mixture credits could have a negative effect on our ability to maintain compliance with these financial loan covenants.  If we were unable to maintain compliance we would seek amendments or waivers to these covenants.  There is no assurance that we would be able to obtain such amendments or waivers, in which case our debt would be due.

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

Prepayments

In the event all or any portion of the Tranche B Term Loan Facility is repaid pursuant to any voluntary prepayments or mandatory prepayments with respect to asset sale proceeds or proceeds received from the issuance of debt prior to the second anniversary of the Acquisition closing date, such repayments will be made at 101.0% of the amount repaid if such repayment occurs after the first anniversary of the Acquisition closing date and prior to the second anniversary of the Acquisition closing date.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of March 31, 2009, required debt principal repayments under the Credit Facilities total $3.2 million during the remainder of 2009, $26.5 million in 2010, $48.4 million in 2011, $134.3 million in 2012, $63.7 million in 2013, $438.0 million in 2014, and $260.7 million thereafter.

Notes Payable

In connection with the Acquisition, we issued a $58.3 million subordinated promissory note. The original note is now represented by eight separate notes payable, each with terms (other than the amount) identical to the original note. With the exception of our subsidiaries that are party to the Credit and Guaranty Agreement dated as of February 22, 2008, each of our current and future domestic subsidiaries are joint and several obligors under this note, as reflected by a Subordinated Guaranty Agreement, which guarantees our obligations under the note.

The notes bear interest at 15.75% per annum (computed on the basis of a 360-day year) payable quarterly (each such quarterly payment date, an Interest Payment Date). To the extent interest is not paid in cash, interest will be added to the principal amount of the notes on each Interest Payment Date. The notes mature on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the amount of the notes will be approximately $185.9 million, assuming none of the interest has been paid in cash.

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

Other

At March 31, 2009, and December 31, 2008, we had $69.7 million and $72.6 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $2.9 million and $0.8 million, respectively, of amortization expense for the three months ended March 31, 2009 and 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At March 31, 2009, we had $974.8 million of variable-rate debt outstanding, of which $610.0 million was hedged using interest rate derivatives. At March 31, 2009, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 14, Financial Instruments, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

For the three months ended March 31, 2009 and 2008, cash payments for interest, net of interest capitalized, were $16.5 million and $8.5 million, respectively. No payments were made during the Predecessor period of January 1 through February 21, 2008.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. As of March 31, 2009, there have been no material changes to our contractual obligations from those disclosed in our 2008 Annual Report on Form 10-K.

Off-Balance-Sheet Activities

At March 31, 2009, we had no off-balance-sheet arrangements with unconsolidated entities.

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

Inflationary and Seasonal Influences

Our major costs of production are labor, wood fiber, energy, and chemicals. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. We have seen significantly higher chemical prices for some key commodity chemicals, compared with historical standards, although the total cost impact has been mitigated by lower overall usage due to reduced production. Fiber, energy, and chemical costs were $94.1 million, $60.8 million, and $50.8 million, respectively, for the three months ended March 31, 2009, compared with $127.3 million, $82.8 million, and $62.0 million, respectively, for the combined three months ended March 31, 2008. Combined, this represents a cost decrease of $66.4 million in 2009, compared with 2008.

Our businesses experience some seasonality, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by the agricultural seasons in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities. Seasonality also affects working capital levels as described below.

Working Capital

Working capital levels fluctuate throughout the year and are affected by seasonality, maintenance shutdowns, and changing sales patterns. Typically, we build working capital in our Paper segment at the end of the fourth quarter as we build finished goods inventory in preparation for first-quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings as we increase log and chip inventories to ensure ample supply of fiber to our mills throughout the winter. In our Packaging segment, agricultural demand influences working capital as finished good inventory levels are increased in preparation for the harvest season in third and fourth quarters. Changes in sales volumes can affect accounts receivable levels in both our Paper and Packaging segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the United States.

Environmental

For information on environmental issues, see the discussion under the heading “Environmental” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. As of March 31, 2009, there have been no material changes to our environmental information from that disclosed in our 2008 Annual Report on Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2008 Annual Report on Form 10-K. As of March 31, 2009, there have been no material changes to our critical accounting estimates from those disclosed in our 2008 Annual Report on Form 10-K.

New and Recently Adopted Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The FSP is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt it for the interim and annual periods ending after March 15, 2009. We will adopt this FSP in second quarter 2009. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in January 2009. As a result of the adoption of SFAS No. 161, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 14, Financial Instruments.

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 14, Financial Instruments, we expanded our disclosures about fair value measurements. In February 2008, the FASB issued a one-year deferral for nonfinancial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for nonfinancial assets and liabilities in first quarter 2009. We had no required fair value measurements for nonfinancial assets and liabilities in first quarter 2009 and no required additional disclosures upon adoption. There were no material effects on our financial statements upon adoption of this new accounting pronouncement; however, this pronouncement could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and under the caption “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. Except as disclosed in Note 14, Financial Instruments, in the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, as of March 31, 2009, there have been no material changes in our exposure to market risk from those disclosed in our 2008 Annual Report on Form 10-K.

ITEM 4.              CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognize that disclosure controls and procedures, no matter how well-conceived and well-operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

Our management identified no changes during first quarter 2009 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our business, financial position, or results of operations.

ITEM 1A.           RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the “Recent Trends and Operational Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statements. Except as noted below, there have been no material changes to our risk factors as of March 31, 2009, from those disclosed previously in our 2008 Annual Report on Form 10-K.

Since the Acquisition, the market price of our common stock has declined significantly, and we face possible delisting from the NYSE.

Shares of our common stock are currently listed on the NYSE. The market price of our common stock has declined significantly since the Acquisition. On the date of the Acquisition, February 22, 2008, the closing price of our common stock was $8.50 per share. As of April 30, 2009, the closing price of our common stock was $0.86 per share and our market capitalization was approximately $72.7 million.

The NYSE’s quantitative listing standards require NYSE-listed companies to have an average market capitalization of at least $75.0 million over any consecutive thirty trading-day period. In addition, the average closing price of any listed security must not fall below $1.00 per share for any consecutive 30-trading-day period. On November 5, 2008, we received written notice from the NYSE that we do not currently comply with these two continued listing standards.

As required by the NYSE, we submitted a business plan to demonstrate our ability to achieve compliance with the market capitalization requirement within 18 months from the receipt of the notice. The NYSE has notified us that it has accepted our plan to regain compliance. We must cure the market capitalization deficiency by May 2010. In early 2009, the NYSE temporarily suspended the share price requirement.  This suspension extends our timeframe to cure the share price deficiency until early September 2009. If we are not compliant within the timeframes required by the NYSE, our common stock will also be subject to suspension and delisting. Although we intend to cure the deficiencies and to return to compliance with the NYSE continued listing requirements, there can be no assurance that we will be able to do so. If our common stock is delisted, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing standards in the near future, we intend to seek to have our common stock listed or quoted on another national securities exchange or quotation system. However, we may be unable to list or quote our common stock on another national securities exchange or quotation system. Even if our common stock is listed or quoted on such other exchange or system, a delisting by the NYSE could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to access public capital markets.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

(a)                                   The annual shareholders’ meeting of Boise Inc. was held on April 23, 2009.

(b)                                  Shareholders elected three Class I directors at the annual meeting: Carl A. Albert, Thomas S. Souleles, and Jason G. Weiss. Other directors whose terms of office continued after the annual shareholders’ meeting are Jonathan W. Berger, Jack Goldman, Nathan D. Leight, Matthew W. Norton, W. Thomas Stephens, and Alexander Toeldte.

(c) (i)                     The votes for or withheld with respect to each director nominee were:

Nominee	For	Withheld
Carl A. Albert	74,169,824	756,898
Thomas S. Souleles	74,183,386	743,336
Jason G. Weiss	74,252,545	674,177

(c) (ii)                 Shareholders approved an amendment to the Boise Inc. Incentive and Performance Plan to increase the number of shares authorized for issuance under the plan from 5,175,000 shares to 17,175,000 shares. The votes were as follows:

For	Against	Abstain	Broker Nonvote
54,692,431	1,377,503	42,732	18,814,056

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

BOISE INC.

/s/ Samuel K. Cotterell
Samuel K. Cotterell Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date: May 5, 2009

BOISE INC.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2009

Number	Description
10.1*	Boise Inc. Incentive and Performance Plan, Effective February 22, 2008 (Amended as of April 23, 2009)

10.2*	Form of 2009 Restricted Stock Award Agreement (Officers)

10.3*	Form of 2009 Restricted Stock Unit Award Agreement (Officers)

10.4	Form of 2009 Restricted Stock Award Agreement (Nonemployee Directors)

10.5	Form of 2009 Restricted Stock Unit Award Agreement (Nonemployee Directors)

11	See Footnote 3, Net Income (Loss) Per Common Share, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements,” of this Form 10-Q.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc.

*	Filed as Exhibits 99.1, 99.2, and 99.3, respectively, to Current Report on Form 8-K filed April 24, 2009, and incorporated by reference.