Form 10-Q
period 2009-06-30
BOISE INC.
filed 2009-08-05
CIK 1391390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2009
Common Stock, $.0001 Par Value	84,434,691

PART I—FINANCIAL INFORMATION

i

All reports we file with the Securities and Exchange Commission (SEC) are available free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.boiseinc.com as soon as reasonably practicable after filing such material with the SEC.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Inc.

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except share and per-share data)

	Three Months Ended June 30
	2009	2008
Sales
Trade	$469,877	$586,583
Related parties	9,490	31,824

	479,367	618,407

Costs and expenses
Materials, labor, and other operating expenses	386,013	544,090
Fiber costs from related parties	8,933	7,015
Depreciation, amortization, and depletion	32,892	32,689
Selling and distribution expenses	14,024	14,817
General and administrative expenses	12,691	12,262
St. Helens mill restructuring	1,133	—
Alternative fuel mixture credits, net	(75,337)	—
Other (income) expense, net	2,434	(96)

	382,783	610,777

Income from operations	96,584	7,630

Foreign exchange gain (loss)	1,157	(209)
Change in fair value of interest rate derivatives	627	510
Interest expense	(21,389)	(26,145)
Interest income	91	178

	(19,514)	(25,666)

Income (loss) before income taxes	77,070	(18,036)
Income tax (provision) benefit	(26,187)	(14)

Net income (loss)	$50,883	$(18,050)

Weighted average common shares outstanding:
Basic	78,141,637	77,259,947
Diluted	84,253,862	77,259,947

Net income (loss) per common share:
Basic	$0.65	$(0.23)
Diluted	$0.60	$(0.23)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except share and per-share data)

	Boise Inc.		Predecessor
	Six Months Ended June 30		January 1 Through February 21, 2008
	2009	2008
Sales
Trade	$954,745	$812,627	$258,430
Related parties	24,907	33,768	101,490

	979,652	846,395	359,920

Costs and expenses
Materials, labor, and other operating expenses	799,152	739,519	313,931
Fiber costs from related parties	14,636	25,644	7,662
Depreciation, amortization, and depletion	64,864	45,436	477
Selling and distribution expenses	27,806	20,760	9,097
General and administrative expenses	23,064	16,811	6,606
St. Helens mill restructuring	4,781	—	—
Alternative fuel mixture credits, net	(75,337)	—	—
Other (income) expense, net	2,673	(124)	(989)

	861,639	848,046	336,784

Income (loss) from operations	118,013	(1,651)	23,136

Foreign exchange gain (loss)	479	(1,062)	54
Change in fair value of interest rate derivatives	495	510	—
Interest expense	(43,543)	(37,580)	(2)
Interest income	145	1,999	161

	(42,424)	(36,133)	213

Income (loss) before income taxes	75,589	(37,784)	23,349
Income tax (provision) benefit	(25,622)	3,363	(563)

Net income (loss)	$49,967	$(34,421)	$22,786

Weighted average common shares outstanding:
Basic	77,818,233	69,971,391	—
Diluted	81,906,300	69,971,391	—

Net income (loss) per common share:
Basic	$0.64	$(0.49)	$—
Diluted	$0.61	$(0.49)	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets

(unaudited, in thousands)

	June 30, 2009	December 31, 2008
ASSETS

Current
Cash and cash equivalents	$115,107	$22,518
Short-term investments	10,001	—
Receivables
Trade, less allowances of $1,280 and $961	186,968	220,204
Related parties	2,427	1,796
Other	27,604	4,937
Inventories	266,973	335,004
Deferred income taxes	—	5,318
Prepaid and other	10,738	6,289

	619,818	596,066

Property
Property and equipment, net	1,235,734	1,262,810
Fiber farms and deposits	15,504	14,651

	1,251,238	1,277,461

Deferred financing costs	66,811	72,570
Intangible assets, net	33,735	35,075
Other assets	7,729	7,114

Total assets	$1,979,331	$1,988,286

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets (continued)

(unaudited, in thousands, except share and per-share data)

	June 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$14,890	$25,822
Income taxes payable	113	841
Accounts payable
Trade	163,540	177,157
Related parties	2,069	3,107
Accrued liabilities
Compensation and benefits	50,999	44,488
Interest payable	165	184
Other	23,503	17,402

	255,279	269,001

Debt
Long-term debt, less current portion	939,929	1,011,628
Notes payable	71,955	66,606

	1,011,884	1,078,234

Other
Deferred income taxes	18,011	8,907
Compensation and benefits	148,803	149,691
Other long-term liabilities	43,619	33,007

	210,433	191,605

Commitments and contingent liabilities

Stockholders’ Equity
Preferred stock, $.0001 par value per share:	—	—
1,000,000 shares authorized; none issued
Common stock, $.0001 par value per share:	8	8
250,000,000 shares authorized; 84,434,691 shares and 79,716,130 shares issued and outstanding
Additional paid-in capital	576,895	575,151
Accumulated other comprehensive income (loss)	(85,104)	(85,682)
Retained earnings (accumulated deficit)	9,936	(40,031)

Total stockholders’ equity	501,735	449,446

Total liabilities and stockholders’ equity	$1,979,331	$1,988,286

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Boise Inc.		Predecessor
	Six Months Ended June 30		January 1 Through February 21, 2008
	2009	2008
Cash provided by (used for) operations
Net income (loss)	$49,967	$(34,421)	$22,786
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	71,178	48,453	477
Share-based compensation expense	1,744	775	—
Related-party interest expense	—	2,760	—
Notes payable interest expense	5,349	561	—
Pension and other postretirement benefit expense	4,877	4,180	1,826
Deferred income taxes	16,593	(3,276)	11
Change in fair value of energy derivatives	(1,277)	(3,870)	(37)
Change in fair value of interest rate derivatives	(495)	(510)	—
(Gain) loss on sales of assets, net	10	(20)	(943)
Other	(385)	1,062	(54)
Decrease (increase) in working capital, net of acquisitions
Receivables	12,982	10,278	(23,522)
Inventories	68,237	(7,457)	5,343
Prepaid expenses	(2,650)	(6,654)	875
Accounts payable and accrued liabilities	(7,121)	26,033	(10,718)
Current and deferred income taxes	8,420	(976)	335
Pension and other postretirement benefit payments	(7,031)	(171)	(1,826)
Other	331	(902)	2,326

Cash provided by (used for) operations	220,729	35,845	(3,121)

Cash provided by (used for) investment
Acquisition of businesses and facilities	(543)	(1,215,601)	—
Cash released from (held in) trust, net	—	403,989	—
Expenditures for property and equipment	(35,854)	(35,853)	(10,168)
Purchases of short-term investments	(10,000)	—	—
Sales of assets	317	37	17,662
Other	571	(941)	863

Cash provided by (used for) investment	(45,509)	(848,369)	8,357

Cash provided by (used for) financing
Issuances of long-term debt	10,000	1,085,700	—
Payments of long-term debt	(92,631)	(37,749)	—
Payments to stockholders for exercise of conversion rights	—	(120,170)	—
Payments of deferred financing fees	—	(81,898)	—
Payments of deferred underwriters fees	—	(12,420)	—
Net equity transactions with related parties	—	—	(5,237)

Cash provided by (used for) financing	(82,631)	833,463	(5,237)

Increase (decrease) in cash and cash equivalents	92,589	20,939	(1)

Balance at beginning of the period	22,518	186	8

Balance at end of the period	$115,107	$21,125	$7

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

On February 22, 2008, Boise Inc. or “the Company,” “we,” “us,” or “our” completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-Q as the “Predecessor.” The Acquisition was accomplished through the Company’s acquisition of Boise Paper Holdings, L.L.C. See Note 2, Acquisition of Boise Cascade’s Paper and Packaging Operations, in this Form 10-Q and Note 3, Acquisition of Boise Cascade’s Paper and Packaging Operations, of the Notes to Consolidated Financial Statements in “Item. 8. Financial Statements and Supplementary Data” in our 2008 Annual Report on Form 10-K for more information related to the Acquisition.

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

The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the six months ended June 30, 2008, include our activities prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through June 30, 2008. The Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the period of January 1 through February 21, 2008, of the Predecessor are presented for comparative purposes.

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

Subsequent Events

We have evaluated subsequent events relating to these consolidated financial statements and footnotes through the date we filed our second quarter Form 10-Q with the SEC. See Note 14, Debt, for disclosure of a subsequent event.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2. Acquisition of Boise Cascade’s Paper and Packaging Operations

On February 22, 2008, we acquired the paper, packaging, and most of the corporate and other segments of Boise Cascade for cash and securities. The Acquisition was accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares, and it continues to hold a significant financial interest in us. The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including direct transaction costs and purchase price adjustments, totaled $1.7 billion. For additional information related to the purchase price paid and the fair value allocation of the assets acquired and liabilities assumed in the Acquisition, see Note 3, Acquisition of Boise Cascade’s Paper and Packaging Operations, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Annual Report on Form 10-K.

3. Alternative Fuel Mixture Credits, Net

The U.S. Internal Revenue Code allows an excise tax credit for taxpayers who use alternative fuels in the taxpayer’s trade or business. Each year, under normal operating conditions, we produce and use approximately 500 million gallons of liquid fuel produced from biomass to provide energy to four of our five paper mills. The credit, equal to $0.50 per gallon of the alternative fuel mixture, is refundable to the taxpayer. In first quarter 2009, we filed to be registered as an alternative fuel mixer and, in April, received notification that the registration was approved. We became eligible to claim credits for black liquor produced at our four pulp and paper mills beginning at various dates from late January to late March 2009. Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture tax credit, we are reasonably assured that the tax credit for the alternative fuel mixture used by us through June 30, 2009, has been earned and will be collected from the U.S. government. Accordingly, during the three and six months ended June 30, 2009, we recorded $75.3 million of alternative fuel mixture tax credits, which is net of $3.8 million of associated fees and expenses and before taxes. We recorded these amounts, during both periods, in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income (Loss). As of June 30, 2009, we had received $58.7 million of alternative fuel mixture cash payments and had recorded a receivable of $20.4 million in “Receivables, other” on our Consolidated Balance Sheet. The credit is scheduled to expire on December 31, 2009.

4. Net Income (Loss) Per Common Share

For the three and six months ended June 30, 2009 and 2008, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net income (loss) per share is calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(thousands, except per-share data)

Net income (loss)	$50,883	$(18,050)	$49,967	$(34,421)

Weighted average number of common shares for basic net income (loss) per share	78,142	77,260	77,818	69,971
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a)	—	—	—	—
Restricted stock and restricted stock units (b)	6,112	—	4,088	—

Weighted average number of shares for diluted net income (loss) per share	84,254	77,260	81,906	69,971

Net income (loss) per share:
Basic	$0.65	$(0.23)	$0.64	$(0.49)

Diluted (a) (b)	$0.60	$(0.23)	$0.61	$(0.49)

(a)	For the three and six months ended June 30, 2009 and 2008, warrants to purchase 44.4 million shares of common stock were not included in the computation of diluted net income (loss) per share, because the exercise price exceeded the average market price of our common stock.

(b)	For the three and six months ended June 30, 2008, unvested restricted stock and restricted stock units were not included in the computation of diluted net loss per share, because inclusion of these amounts would be antidilutive.

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

Boise Inc. and the Predecessor provided transportation services to Boise Cascade. For the three and six months ended June 30, 2009, we recorded $0.7 million and $1.3 million, respectively, of sales for transportation services, and for the three and six months ended June 30, 2008, we recorded $1.3 million and $1.8 million, respectively. The Predecessor recorded $0.6 million of sales for transportation services during the period of January 1 through February 21, 2008.

The Predecessor sold $10.8 million of wood to Boise Cascade’s wood products business during the period of January 1 through February 21, 2008. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). Subsequent to the Acquisition, Louisiana Timber Procurement Company, L.L.C., a fully consolidated entity, began selling wood to Boise Cascade. During the three and six months ended June 30, 2009, we recorded $5.2 million and $16.4 million, respectively, of sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income (Loss) and approximately the same amount of expenses in “Materials, labor, and other operating expenses.” During both the three and six months ended June 30, 2008, we recorded $26.7 million of sales to Boise Cascade.

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three and six months ended June 30, 2009, we recognized $3.6 million and $7.2 million, respectively, and for the three and six months ended June 30, 2008, we recognized $3.8 million and $5.3 million, respectively, in “Sales, Related parties” and the same amounts in “Costs and expenses” in our Consolidated Statements of Income (Loss) related to this agreement.

Related-Party Costs and Expenses

Boise Inc. and the Predecessor purchased fiber from related parties at prices that approximated market prices. During the three and six months ended June 30, 2009, fiber purchases from related parties were $8.9 million and $14.6 million, respectively. Fiber purchases from related parties were $7.0 million and $25.6 million during the three and six months ended June 30, 2008, and $7.7 million during the Predecessor period of January 1 through February 21, 2008. Most of these purchases related to chip and log purchases from Boise Cascade’s wood products business. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss).

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

During the three and six months ended June 30, 2008, we recorded $1.8 million and $2.8 million, respectively, of related-party interest expense in “Interest expense” in our Consolidated Statements of Income (Loss). This expense is related to the subordinated promissory note we issued to Boise Cascade in connection with the Acquisition. After the Acquisition, the note was transferred to parties unrelated to Boise Cascade or to us. Accordingly, we no longer record the note as a related-party note on our Consolidated Balance Sheet. At June 30, 2009, and December 31, 2008, we had $72.0 million and $66.6 million, respectively, recorded in “Notes payable” on our Consolidated Balance Sheets.

Predecessor

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

6. Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (in thousands):

	Boise Inc.				Predecessor
	Three Months Ended June 30		Six Months Ended June 30		January 1 Through February 21, 2008
	2009	2008	2009	2008

Sales of assets, net	$30	$(17)	$10	$(20)	$(941)
Other, net (a)	2,404	(79)	2,663	(104)	(48)

	$2,434	$(96)	$2,673	$(124)	$(989)

(a)	The three and six months ended June 30, 2009, included $1.9 million of expense related to the indefinite idling of the #2 newsprint machine (D-2) at our mill in DeRidder, Louisiana, and recorded in our Packaging segment. These charges included severance costs, preservation and maintenance costs, and other miscellaneous costs related to the D-2 idling. The D-2 indefinite idling resulted in the termination of 15 salaried employees at the DeRidder mill, as well as 95 hourly employees who remain on layoff status as of June 30, 2009. We employ approximately 430 employees at the mill after idling D-2. At June 30, 2009, we had $0.6 million of severance liabilities recorded in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheet. We expect to pay the remainder of these severance costs by first quarter 2010.

7. Income Taxes

For both the three and six months ended June 30, 2009, our effective tax rate was 34.0%. During both of these periods, the primary reason for the difference from the federal statutory income tax rate of 35.0% was the release of valuation allowances recorded in the prior year because of expected taxable income in the current year. For the three and six months ended June 30, 2008, the effective tax rates were not meaningful as a result of the valuation allowances we recorded during these periods.

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

For the three and six months ended June 30, 2009, we recorded $26.2 million and $25.6 million of income tax expense. In 2009, we expect to release all of the valuation allowances recorded against our 2008 net operating losses because of expected taxable income in the current year.

For the three months ended June 30, 2008, we recorded $14,000 of income tax expense. We did not recognize $4.7 million of tax benefits from the losses resulting from our operations in the second quarter, because the realization of these benefits was not considered more likely than not. During the six months ended June 30, 2008, we recorded $3.4 million of income tax benefits related to losses incurred during the six month period due to our ability to carry back the associated net operating losses to the prior year. We did not recognize an additional $8.8 million of tax benefits from these losses, because the realization of these benefits was not considered more likely than not. Valuation allowances were recorded to offset these income tax benefits. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

During the six months ended June 30, 2009, cash paid for taxes, net of refunds received, was $0.6 million. During the six months ended June 30, 2008, cash paid for taxes, net of refunds received, was $1.7 million. During the Predecessor period of January 1 through February 21, 2008, cash paid for taxes, net of refunds received, was not material.

As part of the Acquisition, we acquired two corporate entities, both of which are subject to examination by taxing authorities in their normal course of business. These entities are subject to audit by taxing authorities for the year 2005 and the years that follow. We are responsible for any tax adjustments resulting from such audits. One of these entities, Boise Cascade Transportation Holdings Corp., has completed examination for the 2006 tax year without any proposed adjustments.

At our inception, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. We recognize tax liabilities in accordance with FIN No. 48, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. At June 30, 2009, we increased the amount of our unrecognized tax benefit by $30.8 million, which was charged to income tax expense, as a result of excluding the alternative fuel mixture credits from income for tax purposes. If recognized, this unrecognized tax benefit would affect our effective tax rate. Exclusion of the alternative fuel mixture credits generates a deferred tax benefit of $22.0 million (primarily a net operating loss carry-forward).

We have determined that there is a reasonable basis to exclude the alternative fuel mixture credit from taxable income. Accordingly, $22.0 million of the $30.8 million is recorded as a credit to our long-term deferred taxes to eliminate the benefit associated with the uncertain tax position. The remaining $8.8 million is recorded in “Other long-term liabilities” on our Consolidated Balance Sheet. Additional guidance may be issued by the Internal Revenue Service (IRS) in the next twelve months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded.

8. Leases

We lease our distribution centers, as well as other property and equipment, under operating leases. During the Predecessor period presented, the Predecessor leased its distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. The sublease rental income we receive is not significant. Rental expense for operating leases is as follows (in thousands):

	Boise Inc.				Predecessor
	Three Months Ended June 30		Six Months Ended June 30		January 1 Through February 21, 2008
	2009	2008	2009	2008

Rental expense	$3,868	$3,750	$7,787	$5,145	$2,044

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $6.2 million for the remainder of 2009, $12.0 million in 2010, $11.0 million in 2011, $10.2 million in 2012, $8.2 million in 2013, and $6.9 million in 2014, with total payments thereafter of $19.2 million. Minimum sublease rental income received in the future is not expected to be material, and future minimum payment requirements have not been reduced by any sublease rental income.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging seven years, with fixed payment terms similar to those in the original lease agreements.

9. Receivables

We have a large, diversified customer base; however, we sell a large portion of our paper sales volume to OfficeMax. Sales to OfficeMax represent a concentration in the volume of business transacted and a concentration of credit risk. During the three and six months ended June 30, 2009, sales to OfficeMax were $138.2 million and $280.0 million, respectively, and represented approximately 28% and 29% of our total sales for these periods. During the three and six months ended June 30, 2008, sales to OfficeMax were $147.0 million and $210.1 million, respectively, and represented approximately 24% and 25% of total sales for these periods. At June 30, 2009, and December 31, 2008, we had $35.7 million and $30.3 million, respectively, of accounts receivable due from OfficeMax.

Until early 2009, we marketed our newsprint exclusively through Abitibi-Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. We terminated this agreement in early 2009, and we now market newsprint directly to customers using our own sales organization. At June 30, 2009, and December 31, 2008, we had $8.7 million and $32.4 million, respectively, of receivables due from ACSC; however, the amount ACSC owes us is less than the amount we owe ACSC and other affiliates of AbitibiBowater. In April 2009, AbitibiBowater announced that certain of its U.S. and Canadian subsidiaries have filed voluntary petitions in the United States under Chapter 11 of the United States Bankruptcy Code. In addition, several of AbitibiBowater’s Canadian subsidiaries have obtained an order from the Quebec Superior Court in Canada for creditor protection pursuant to the Companies’ Creditors Arrangement Act. The Fort Francis, Ontario, pulp mill, which is owned by AbitibiBowater, is a major supplier of purchased pulp to our International Falls, Minnesota, mill. The impact of the bankruptcy proceedings on the operations of the Fort Francis pulp mill is uncertain; however, due to the availability of alternative sources of pulp fiber, we do not anticipate at this time a significant impact on the mill operations at International Falls. It is uncertain what effect the reorganization will have on our ability to collect all or some of the receivables owed to us by the various AbitibiBowater entities.

10. Inventories

Inventories include the following:

	June 30, 2009	December 31, 2008
	(thousands)

Finished goods	$130,897	$173,029
Work in process	27,814	37,582
Fiber	30,364	41,241
Other raw materials and supplies	77,898	83,152

	$266,973	$335,004

11. Property and Equipment, Net

Property and equipment consist of the following asset classes:

	June 30, 2009	December 31, 2008
	(thousands)

Land and land improvements	$31,875	$31,875
Buildings and improvements	195,732	187,892
Machinery and equipment	1,142,820	1,113,572
Construction in progress	25,112	29,833

	1,395,539	1,363,172
Less accumulated depreciation	(159,805)	(100,362)

	$1,235,734	$1,262,810

12. Intangible Assets

Intangible assets represent primarily the values assigned to trademarks and trade names, customer relationships, and technology in connection with the Acquisition. Customer relationships are amortized over approximately ten years, and technology is amortized over approximately five years. Trademarks and trade names are not amortized. During the three and six months ended June 30, 2009, intangible asset amortization was $0.7 million and $1.4 million. During the three and six months ended June 30, 2008, and during the Predecessor period of January 1 through February 21, 2008, intangible asset amortization was $0.2 million, $0.7 million, and zero, respectively. Our estimated amortization expense is $1.4 million for the remainder of 2009, $2.8 million in each of 2010 and 2011, $2.7 million in 2012, $1.6 million in 2013, and $1.4 million in 2014.

	Six Months Ended June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(1,827)	11,873
Technology and other	6,895	(1,833)	5,062

	$37,395	$(3,660)	$33,735

	Year Ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(1,142)	12,558
Technology and other	6,860	(1,143)	5,717

	$37,360	$(2,285)	$35,075

13. Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

At June 30, 2009, and December 31, 2008, we had $14.8 million and $14.3 million of asset retirement obligations recorded on the Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for the six months ended June 30, 2009, and for the year ended December 31, 2008:

	June 30, 2009	December 31, 2008
	(thousands)

Asset retirement obligation at beginning of period	$14,283	$—
Asset retirement liability recorded in the purchase price allocation	—	13,655
Liabilities incurred	—	58
Accretion expense	585	921
Payments	(28)	(542)
Revisions in estimated cash flows	—	191

Asset retirement obligation at end of period	$14,840	$14,283

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

14. Debt

At June 30, 2009, and December 31, 2008, our long-term debt and the interest rates on that debt were as follows:

	June 30, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate
	(thousands)		(thousands)

Revolving credit facility, due 2013	$—	—%	$60,000	4.33%
Tranche A term loan, due 2013	237,567	3.56%	245,313	4.75%
Tranche B term loan, due 2014	456,552	5.75%	471,437	5.75%
Second lien term loan, due 2015	260,700	9.25%	260,700	9.25%
Current portion of long-term debt	(14,890)	3.90%	(25,822)	5.33%

Long-term debt, less current portion	939,929	6.20%	1,011,628	6.34%
Current portion of long-term debt	14,890	3.90%	25,822	5.33%

	954,819	6.16%	1,037,450	6.31%

15.75% notes payable, due 2015	71,955	15.75%	66,606	15.75%

	$1,026,774		$1,104,056

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

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. At June 30, 2009, and December 31, 2008, we had zero and $60.0 million of borrowings outstanding under the Revolving Credit Facility. For the six months ended June 30, 2009, and the year ended December 31, 2008, the average interest rates for our borrowings under our Revolving Credit Facility were 3.7% and 6.0%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $60.0 million for the six months ended June 30, 2009, and were zero and $80.0 million for the year ended December 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the six months ended June 30, 2009 and 2008, was $17.2 million and $63.9 million, respectively. At June 30, 2009, we had availability of $225.8 million, which is net of outstanding letters of credit of $24.2 million. At December 31, 2008, we had availability of $163.6 million, which was net of outstanding letters of credit of $26.4 million.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default, and indemnification customary for loan agreements for similar leveraged acquisition financings and other representations and warranties, covenants, and events of default deemed by the administrative agents of the First Lien Facilities or the Second Lien Facility, as applicable, to be appropriate for the specific transaction.

Covenants

The First and Second Lien Facilities require BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain financial covenant ratios. At June 30, 2009, Holdings is required to maintain a minimum interest coverage ratio of 2.50:1.00 and a maximum leverage ratio of 4.25:1.00 under the First Lien Facilities. Under the Second Lien Facility, Holdings is required to maintain a maximum leverage ratio of 4.50:1.00 at June 30, 2009. At December 31, 2009, the maximum leverage ratio decreases to 3.75:1.00 and 4.00:1.00 under the First and Second Lien Facilities, respectively. The minimum interest coverage ratio requirement remains 2.50:1.00 throughout the term of the loan, whereas the maximum leverage ratio decreases to a low of 3.00:1.00 and 3.25:1.00 under the First and Second Lien Facilities, respectively, in first quarter 2011.

The interest coverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period then ended to (ii) consolidated interest expense payable in cash for such four-fiscal-quarter period. The leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total debt as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. Consolidated total debt excludes aggregate cash and cash equivalents and short-term investment balances in excess of $35 million. Differences between our financial statements and Holdings’ financial statements are related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, income taxes, and other miscellaneous expenses.

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

Prepayments

In the event all or any portion of the Tranche B Term Loan Facility is repaid pursuant to any voluntary prepayments or mandatory prepayments with respect to asset sale proceeds or proceeds received from the issuance of debt prior to the second anniversary of the Acquisition closing date, such repayments will be made at 101.0% of the amount repaid if such repayment occurs prior to the second anniversary of the Acquisition closing date.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of June 30, 2009, required debt principal repayments under the Credit Facilities, excluding those from excess cash flows, total $3.2 million during the remainder of 2009, $26.5 million in 2010, $48.4 million in 2011, $134.3 million in 2012, $43.7 million in 2013, $438.0 million in 2014, and $260.7 million thereafter.

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

The notes bear interest at 15.75% per annum (computed on the basis of a 360-day year) payable quarterly (each such quarterly payment date, an Interest Payment Date). To the extent interest is not paid in cash, interest will be added to the principal amount of the notes on each Interest Payment Date. The notes mature on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the aggregate amount of the notes will be approximately $185.9 million, assuming none of the interest has been paid in cash.

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

Other

At June 30, 2009, and December 31, 2008, we had $66.8 million and $72.6 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $2.9 million and $5.8 million of amortization expense for the three and six months ended June 30, 2009, and $2.2 million and $3.0 million of amortization expense for the three and six months ended June 30, 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At June 30, 2009, we had $954.8 million of variable-rate debt outstanding, of which $610.0 million was hedged using interest rate derivatives. At June 30, 2009, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 15, Financial Instruments.

For the six months ended June 30, 2009 and 2008, cash payments for interest, net of interest capitalized, were $31.8 million and $30.6 million, respectively. No payments were made during the Predecessor period of January 1 through February 21, 2008.

Subsequent Event

On August 4, 2009, we entered into a Securities Purchase Agreement (the Agreement) with certain investment funds affiliated with Angelo, Gordon & Co., L.P. (the Affiliated Funds). The Agreement allows us the option to purchase from the Affiliated Funds certain subordinated promissory notes payable (the Notes).

The Notes were issued originally by us to Boise Cascade as part of the Acquisition. Boise Cascade later transferred the Notes to the Affiliated Funds. The Notes bear interest at 15.75% compounded quarterly. To the extent interest is not paid in cash, interest is added to the principal of the Notes. As of August 4, 2009, the aggregate principal amount of the Notes, plus accrued and unpaid interest, equaled $73.0 million.

The Agreement allows us the option to purchase any or all of the Notes in one or more transactions during the 181 days after the date of the Agreement. The purchase price for the Notes will vary depending on the aggregate amount of Notes that we choose to purchase and will be less than the principal amount of the Notes. The Notes continue to accrue interest pursuant to the terms of the Notes until the time of purchase.

Our senior debt agreements restrict the company’s flexibility in funding any purchase of the Notes. We are evaluating a number of alternatives to enable us to purchase the Notes, if we choose to do so.

15. Financial Instruments

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates.

Interest Rate Risk—Debt

With the exception of the 15.75% notes payable maturing in August 2015, our debt is variable-rate debt. At June 30, 2009, the estimated value of the notes payable, based on then-current interest rates for similar obligations with like maturities, was approximately $34.8 million less than the amount recorded on our Consolidated Balance Sheet. At June 30, 2009, the estimated value of our variable-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $206.8 million less than the amount recorded on our Consolidated Balance Sheet. The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At June 30, 2009, we had $954.8 million of variable-rate debt outstanding, $610.0 million of which was hedged using interest rate derivatives. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a LIBOR cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

        First Lien Facilities. We account for the interest rate derivatives that hedge part of the interest rate risk on our Tranche B Term Loan Facility as economic hedges. These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At June 30, 2009, we recorded the fair value of the interest rate derivatives, or $0.3 million, in “Other assets” on our Consolidated Balance Sheet. During the three and six months ended June 30, 2009, we recorded the change in fair value of these derivatives, or $0.4 million and $0.3 million of income, in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss). During the three and six months ended June 30, 2009, we recorded $0.1 million and $0.3 million in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

Effective December 31, 2008, we began utilizing the calculated base rate plus 250 basis points on the Tranche B Term Loan Facility rather than the LIBOR plus 350 basis points (subject to a floor of 4.00%) used prior to December 31, 2008. As the interest rate on this debt no longer matched the rate on the interest rate derivatives used to hedge a portion of that debt, we no longer designated the interest rate derivatives as cash flow hedges and account for them as economic hedges. The amounts recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet are being amortized to interest expense over the remaining life of the interest rate derivatives. During the three and six months ended June 30, 2009, we amortized $0.1 million and $0.2 million of the amounts recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet to “Interest expense” in our Consolidated Statements of Income (Loss). Changes in the fair value of these derivatives are recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss).

Second Lien Facility. We account for the interest rate derivatives with a notional amount of $260.0 million that hedge our exposure to interest rate fluctuations on our Second Lien Facility as economic hedges. At June 30, 2009, we recorded the fair value of the interest rate derivatives, or $0.2 million, in “Other assets” on our Consolidated Balance Sheet. During the three and six months ended June 30, 2009, we recorded the change in fair value of these derivatives, or $0.2 million of income, in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss). During the three and six months ended June 30, 2009, we recorded $0.1 million in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

Interest Rate Risk—Investments

Our exposure to market risk for changes in interest rates also relates to our cash, cash equivalents, and short-term investments. As of June 30, 2009, our cash, cash equivalents, and short-term investments consisted primarily of funds invested in money market accounts and certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). As the interest rates on a significant portion of our cash, cash equivalents, and short-term investments are variable, a change in interest rates earned would affect interest income along with cash flows but would not have a significant impact on the fair market value of the related underlying instruments.

We generally consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents unless designated as available for sale and classified as an investment. The fair value of these investments approximates their carrying value. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. All cash equivalents and short-term investments are classified as available for sale and are recorded at market value. Changes in market value are reflected in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. Unrealized losses not considered other than temporary and unrealized gains are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. Unrealized losses determined to be other than temporary are recorded in our Consolidated Statement of Income (Loss). The cost of marketable securities sold is determined based on the specific identification method.

The components of cash, cash equivalents, and short-term investments as of and for the six months ended June 30, 2009, are as follows:

	Cost Basis	Accrued Interest	Unrealized Gains (Losses)	Recorded Basis	Cash and Cash Equivalents	Short-Term Investments
	(thousands)

Cash	$25,282	$—	$—	$25,282	$25,282	$—
Money market accounts	89,825	—	—	89,825	89,825	—
Certificates of deposit	10,000	7	(6)	10,001	—	10,001

Total	$125,107	$7	$(6)	$125,108	$115,107	$10,001

At June 30, 2009, net unrealized losses of $6,000 are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. At June 30, 2009, we did not have any investments in individual securities that had been in a continual unrealized loss position for more than 12 months. The unrealized losses at June 30, 2009, represent a temporary condition due to the high quality of the investment securities, and we expect to recover the par value of these investments.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of June 30, 2009, we had entered into derivative instruments related to approximately 87% of our forecasted natural gas purchases for July 2009 through August 2009, approximately 90% of our forecasted natural gas purchases for September 2009 through October 2009, approximately 50% of our forecasted natural gas purchases for November 2009 through March 2010, approximately 47% of our forecasted natural gas purchases for April 2010 through October 2010, and approximately 10% of our forecasted natural gas purchases for November 2010 through March 2011. At June 30, 2009, these derivatives included three-way collars and call spreads.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. The strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following table summarizes our position related to these instruments as of June 30, 2009:

	Three-Way Collars
	July 2009 Through October 2009			November 2009 Through March 2010

Volume hedged	1,000 mmBtu/day	7,000 mmBtu/day	6,000 mmBtu/day	6,000 mmBtu/day	8,500 mmBtu/day

Strike price of call sold	$14.00	$12.00	$9.25	$12.00	$12.00
Strike price of call bought	11.00	9.00	6.25	9.00	9.00
Strike price of put sold	6.50	6.50	3.94	6.50	5.35
Three-way collar premium	0.10	0.18	—	0.17	—

Approximate percent hedged	3%	23%	20%	16%	23%

	Three-Way Collars
	November 2009 Through March 2010	April 2010 Through October 2010		November 2010 Through March 2011

Volume hedged	4,000 mmBtu/day	5,500 mmBtu/day	8,500 mmBtu/day	2,500 mmBtu/day

Strike price of call sold	$11.00	$12.00	$11.00	$11.00
Strike price of call bought	8.00	9.00	8.00	8.00
Strike price of put sold	4.60	5.90	5.08	5.66
Three-way collar premium	—	—	—	—

Approximate percent hedged	11%	18%	28%	7%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price, less the difference between the purchased call and the written call strike price, plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of June 30, 2009:

	Call Spreads
	July 2009 Through October 2009	July 2009 Through August 2009	September 2009 Through October 2009	November 2010 Through March 2011

Volume hedged	10,000 mmBtu/day	2,000 mmBtu/day	3,000 mmBtu/day	1,000 mmBtu/day

Strike price of call sold	$15.00	$9.00	$9.00	$11.00
Strike price of call bought	10.50	6.25	6.25	8.00
Net cap premium	0.84	0.19	0.18	0.62

Approximate percent hedged	33%	7%	10%	3%

We have elected to account for these instruments as economic hedges. At June 30, 2009, we recorded the fair value of the derivatives, or $6.0 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three and six months ended June 30, 2009, we recorded the change in fair value of the instruments, or $3.5 million and $1.3 million of income, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of June 30, 2009.

Fair Value Measurements

In accordance with the provisions of FASB Staff Position (FSP) No. 157-2 (see Note 16, New and Recently Adopted Accounting Standards), we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of cash equivalents, short-term investments, and derivative financial instruments that are used to hedge exposures to interest rate and energy risks. In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, we may use internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying asset assumptions.

At June 30, 2009, fair value for these financial instruments was determined based on applicable interest rates, such as LIBOR, interest rate curves, and NYMEX price quotations under the terms of the contracts, using current market information as of the reporting date. The following table provides a summary of our assets and liabilities measured at fair value on a recurring basis and the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at June 30, 2009, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(thousands)
Assets:
Money market accounts (a)	$89,825	$89,825	$—	$—
Certificates of deposit (b)	10,001	10,001	—	—
Interest rate derivatives (c)	451	—	451	—

	$100,277	$99,826	$451	$—

Liabilities:
Energy derivatives (d)	$6,047	$—	$6,047	$—

	$6,047	$—	$6,047	$—

(a)	Recorded in “Cash and cash equivalents” on our Consolidated Balance Sheet.

(b)	Recorded in “Short-term investments” on our Consolidated Balance Sheet.

(c)	Recorded in “Other assets” on our Consolidated Balance Sheet.

(d)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

As of June 30, 2009, we did not have any fair value measurements using significant unobservable inputs (level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(thousands)
Derivatives designated as cash flow hedging instruments (a)
Interest rate contracts	Other assets	$—	Accrued liabilities	$—

Total derivatives designated as cash flow hedging instruments		$—		$—

Derivatives designated as economic hedging instruments (b)
Interest rate contracts	Other assets	$451	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	6,047

Total derivatives designated as economic hedging instruments		$451		$6,047

Total derivatives		$451		$6,047

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Three Months Ended June 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments (a)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(thousands)

Interest rate contracts	$—	Interest income/expense	$(85)	Interest rate contracts	Change in fair value of interest rate derivatives	$627

				Natural gas contracts	Materials, labor, and other operating expenses	3,468

	$—		$(85)			$4,095

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Six Months Ended June 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments (a)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(thousands)

Interest rate contracts	$—	Interest income/expense	$(169)	Interest rate contracts	Change in fair value of interest rate derivatives	$495

				Natural gas contracts	Materials, labor, and other operating expenses	1,277

	$—		$(169)			$1,772

(a)	As of June 30, 2009, we no longer have interest rate derivatives designated as cash flow hedges. The amounts recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet are being amortized to interest over the remaining life of the interest rate derivatives. During the three and six months ended June 30, 2009, these derivatives were accounted for as economic hedges.

(b)	See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

16. New and Recently Adopted Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, approving the FASB Accounting Standards Codification (Codification), which went into effect on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification is not expected to change U.S. generally accepted accounting principles (GAAP), but it will combine all authoritative standards into a comprehensive, topically organized online database. We will adopt the use of the Codification in the third quarter. We do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable-interest entities (VIEs). The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R) (FIN 46(R)). An enterprise will need to carefully reconsider its previous FIN 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No.165 in second quarter 2009, and it did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1), which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The FSP is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt it for the interim and annual periods ending after March 15, 2009. We adopted this FSP in second quarter 2009. The adoption affects our disclosures only, and it did not have an effect on our financial position or results of operations.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. We adopted FSP FAS 142-3 in January 2009, and it did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in January 2009. As a result of the adoption of SFAS No. 161, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 15, Financial Instruments.

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 15, Financial Instruments, we expanded our disclosures about fair value measurements. In February 2008, the FASB issued a one-year deferral for nonfinancial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for nonfinancial assets and liabilities in first quarter 2009. We had no required fair value measurements for nonfinancial assets and liabilities in first quarter 2009 and no required additional disclosures upon adoption. There were no material effects on our financial statements upon adoption of this new accounting pronouncement; however, this pronouncement could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

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

17. Retirement and Benefit Plans

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

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss are as follows (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008

Service cost	$1,914	$2,695	$1	$—
Interest cost	6,032	6,091	32	11
Expected return on plan assets	(5,735)	(5,947)	—	—
Amortization of actuarial (gain) loss	83	—	(1)	—
Amortization of prior service costs and other	9	—	—	—
Plan settlement curtailment (gain) loss	—	—	—	—

Company-sponsored plans	2,303	2,839	32	11
Multiemployer plans	92	93	—	—

Net periodic benefit costs	$2,395	$2,932	$32	$11

	Pension Benefits			Other Benefits
	Boise Inc.		Predecessor	Boise Inc.		Predecessor
	Six Months Ended June 30		January 1 Through February 21, 2008	Six Months Ended June 30		January 1 Through February 21, 2008
	2009	2008		2009	2008

Service cost	$3,830	$3,829	$1,566	$2	$—	$—
Interest cost	12,073	8,663	3,458	63	16	18
Expected return on plan assets	(11,469)	(8,464)	(3,452)	—	—	—
Amortization of actuarial (gain) loss	166	—	(21)	(1)	—	(12)
Amortization of prior service costs and other	18	—	194	—	—	—
Plan settlement curtailment (gain) loss	—	—	—	—	—	—

Company-sponsored plans	4,618	4,028	1,745	64	16	6
Multiemployer plans	195	136	75	—	—	—

Net periodic benefit costs	$4,813	$4,164	$1,820	$64	$16	$6

During the three and six months ended June 30, 2009, net periodic pension expense included $0.3 million and $0.2 million of net loss that was amortized from “Accumulated other comprehensive income (loss).”

We made $5.5 million of contributions to our qualified pension plans during the six months ended June 30, 2009. We are not required to make further contributions to our plans in 2009, but we may choose to make further voluntary contributions during the year.

18. Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at June 30, 2009, and December 31, 2008.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, of which 84,434,691 shares were issued and outstanding at June 30, 2009. Of these shares outstanding, we issued 6,541,052 shares of restricted stock (discussed below).

Warrants

In connection with our public offering in June 2007, we issued 41,400,000 units (the Units). Each Unit consists of one share of our common stock and one Redeemable Common Stock Purchase Warrant (the Warrants). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $7.50, commencing either on the later of the completion of a business combination or one year from the effective date of the public offering and expiring four years from the effective date of the public offering. We may redeem the Warrants, at a price of $0.01 per Warrant, upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. In June 2008, we filed a posteffective amendment on Form S-1 to register the shares of our common stock covered by these Warrants.

Simultaneously with the consummation of the public offering, Aldabra 2 Acquisition Corp.’s chairman and chief executive officer privately purchased a total of 3,000,000 Warrants (the Insider Warrants) at $1.00 per Warrant (for an aggregate purchase price of $3,000,000). The amount paid for the Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering except that the Warrants may not be called for redemption and the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At June 30, 2009, and December 31, 2008, 44,400,000 Warrants were outstanding, including 3,000,000 Insider Warrants.

Restricted Stock and Restricted Stock Units

We account for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) in our consolidated financial statements in accordance with SFAS No. 123(R). In accordance with SFAS No. 123(R), we evaluate share-based compensation on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the three and six months ended June 30, 2009, was zero.

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

Service-Condition Vesting Awards

In March 2009, pursuant to the Plan, we granted to directors and members of management 4.6 million shares of restricted stock and 1.2 million restricted stock units (collectively restricted stock) subject to stockholder approval of the Plan Amendment described below. The 2.0 million shares of restricted stock granted to the directors vest on a pro rata basis through March 15, 2010. The grants to members of management vest as follows: one-fifth on March 15, 2010, one-fifth on March 15, 2011, and three-fifths on March 15, 2012, subject to EBITDA goals. Any shares not vested on or before March 15, 2012, will be forfeited. On April 23, 2009, our shareholders approved a Plan Amendment that increased the number of shares available for issuance under the Plan from 5,175,000 to 17,175,000.

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

Compensation Expense

We recognize compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the three and six months ended June 30, 2009, we recognized $0.9 million and $1.7 million, respectively, of compensation expense, and during both the three and six months ended June 30, 2008, we recognized $0.8 million of expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income (Loss).

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

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of June 30, 2009, and changes during the period ended June 30, 2009:

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value
	(thousands)		(thousands)	(thousands)		(thousands)

Outstanding at January 1, 2008	—	$—	$—	—	$—	$—

Granted	1,185	4.16	4,927	1,929	1.75	3,368
Vested (a)	(30)	4.16	(125)	—	—	—
Forfeited	(12)	4.16	(48)	(13)	1.75	(23)

Outstanding at December 31, 2008 (b)	1,143	4.16	4,754	1,916	1.75	3,345

Granted	5,841	0.43	2,512	—	—	—
Vested (a)	(604)	4.16	(2,511)	—	—	—
Forfeited	(33)	1.67	(55)	(32)	1.75	(56)

Outstanding at June 30, 2009 (b)(c)	6,347	0.74	$4,700	1,884	1.75	$3,289

(a)	We repurchase for cash any fractional shares as they vest. During the year ended December 31, 2008, and the six months ended June 30, 2009, we repurchased no shares and 24.33 shares, respectively.

(b)	Outstanding awards included all nonvested and nonforfeited awards.

(c)	The remaining weighted average contractual term is approximately 2.0 years for the service-condition awards and 1.8 years for the market-condition awards.

At June 30, 2009, we had approximately $3.9 million and $1.8 million of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants, respectively, under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.3 years and 3.0 years for the service-condition and market-condition awards, respectively. In accordance with SFAS No. 123(R), unrecognized compensation expense is calculated net of estimated forfeitures of $0.1 million. During the three and six months ended June 30, 2009, we recognized $0.9 million and $1.7 million, respectively, of compensation expense, $0.6 million and $1.2 million of which related to the grant-date fair value of service-condition awards and $0.3 million and $0.5 million of which related to the market-condition awards. During the three and six months ended June 30, 2008, we recognized $0.8 million of compensation expense, $0.6 million of which related to the grant-date fair value of service-condition awards and $0.2 million of which related to the market-condition awards.

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

19. Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Boise Inc.				Predecessor
	Three Months Ended June 30		Six Months Ended June 30		January 1 Through February 21, 2008
	2009	2008	2009	2008

Net income (loss)	$50,883	$(18,050)	$49,967	$(34,421)	$22,786
Other comprehensive income (loss), net of tax
Cash flow hedges	314	510	398	510	—
Unfunded accumulated benefit obligation	276	—	184	—	—
Unrealized gains (losses) on short-term investments	(4)	—	(4)	—	—

Comprehensive income (loss)	$51,469	$(17,540)	$50,545	$(33,911)	$22,786

20. St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula, Washington, mills by a total of approximately 138,000 tons. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily lightweight opaque and flexible packaging papers. The #3 machine, which is owned by Cascades Tissue Group, also continues to operate. The permanent capacity reductions resulted in the loss of approximately 335 jobs at the St. Helens mill and 35 jobs in related sales, marketing, and logistics functions elsewhere in the Company. Some of these employees have been relocated to fill other positions within the Company. Eligible salaried employees were offered severance packages and outplacement assistance. We have concluded closure agreement negotiations for the affected union employees. We employ approximately 140 employees at the mill after restructuring. At June 30, 2009, we had terminated approximately 330 employees.

During the three and six months ended June 30, 2009, we recorded a pretax charge of $1.1 million and $4.8 million associated with the restructuring in “St. Helens mill restructuring” in the Consolidated Statements of Income (Loss). These costs are recorded in our Paper segment. These charges included decommissioning costs and other miscellaneous costs related to the restructuring of the mill. At June 30, 2009, and December 31, 2008, we had $2.0 million and $8.4 million of severance liabilities recorded in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheets. We expect to pay the majority of these severance costs during the remainder of 2009.

An analysis of total restructuring-related activity as of June 30, 2009, is as follows:

	Noncash Expense	Cash Expense (a)	Total Expenses
	(thousands)

Inventory write-down	$7,788	$—	$7,788
Asset write-down	19,825	—	19,825
Employee-related costs	—	8,433	8,433
Pension curtailment loss	1,165	—	1,165
Other	—	357	357

December 31, 2008	28,778	8,790	37,568

Decommissioning costs	—	4,275	4,275
Other	—	506	506

June 30, 2009	—	4,781	4,781

Total activity as of June 30, 2009	$28,778	$13,571	$42,349

(a)	As of June 30, 2009, cash payments totaled $11.5 million, of which $0.4 million was paid in 2008.

We expect to spend approximately $6.3 million during 2009, $1.6 million in 2010, and $1.0 million in 2011 in decommissioning and other costs. During the three and six months ended June 30, 2009, we spent $1.1 million and $4.8 million for these costs, which are recorded in “St. Helens mill restructuring” in our Consolidated Statements of Income (Loss). These expenses are recorded when the liability is incurred in accordance with SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities.

21. Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Annual Report on Form 10-K.

An analysis of operations by segment is as follows:

Boise Inc.

	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
Three Months Ended June 30, 2009	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$342.4	$—	$14.0	$356.4	$84.5	(a)(c)(d)	$21.1	$105.6	(a)(c)(d)
Packaging	124.4	5.2	0.6	130.2	20.3	(a)(b)(d)	10.8	31.1	(a)(b)(d)
Corporate and Other	3.1	4.3	7.8	15.2	(7.1)	(a)	1.0	(6.1	)(a)

	469.9	9.5	22.4	501.8	97.7		32.9	130.6

Intersegment eliminations			(22.4)	(22.4)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.6		—	—
Interest expense	—	—	—	—	(21.4)		—	—
Interest income	—	—	—	—	0.1		—	—

	$469.9	$9.5	$—	$479.4	$77.1		$32.9	$130.6

Boise Inc.
	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
Three Months Ended June 30, 2008	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$393.6	$—	$17.3	$410.9	$7.8	(e)	$18.9	$26.8	(e)
Packaging	189.2	26.7	1.2	217.1	4.6	(e)(f)	13.0	17.6	(e)(f)
Corporate and Other	3.8	5.1	12.1	21.0	(5.0)		0.8	(4.3)

	586.6	31.8	30.6	649.0	7.4		32.7	40.1

Intersegment eliminations	—	—	(30.6)	(30.6)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.5		—	—
Interest expense	—	—	—	—	(26.1)		—	—
Interest income	—	—	—	—	0.2		—	—

	$586.6	$31.8	$—	$618.4	$(18.0)		$32.7	$40.1

Boise Inc.
	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
Six Months Ended June 30, 2009	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$679.4	$—	$29.0	$708.4	$109.3	(a)(c)(d)	$42.5	$151.7	(a)(c)
Packaging	269.7	16.4	1.3	287.4	21.5	(a)(b)(d)	20.4	41.9	(a)(b)(d)
Corporate and Other	5.7	8.5	16.2	30.4	(12.3	)(a)	2.0	(10.3	)(a)

	954.8	24.9	46.5	1,026.2	118.5		64.9	183.4

Intersegment eliminations	—	—	(46.5)	(46.5)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.5		—	—
Interest expense	—	—	—	—	(43.5)		—	—
Interest income	—	—	—	—	0.1		—	—

	$954.8	$24.9	$—	$979.7	$75.6		$64.9	$183.4

Boise Inc.
	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
Six Months Ended June 30, 2008	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$558.7	$—	$24.4	$583.1	$19.7	(e)	$26.1	$45.7	(e)
Packaging	248.7	26.7	1.6	277.0	(15.1	)(e)(f)	18.2	3.1	(e)(f)
Corporate and Other	5.2	7.1	16.8	29.1	(7.3)		1.1	(6.1)

	812.6	33.8	42.8	889.2	(2.7)		45.4	42.7

Intersegment eliminations	—	—	(42.8)	(42.8)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.5		—	—
Interest expense	—	—	—	—	(37.6)		—	—
Interest income	—	—	—	—	2.0		—	—

	$812.6	$33.8	$—	$846.4	$(37.8)		$45.4	$42.7

Predecessor

	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
January 1 Through February 21, 2008	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$154.4	$90.0	$9.1	$253.5	$20.7		$0.3	$21.1
Packaging	102.2	10.9	0.4	113.5	5.7		0.1	5.7
Corporate and Other	1.8	0.6	6.1	8.5	(3.2)		0.1	(3.1)

	258.4	101.5	15.6	375.5	23.2		0.5	23.7

Intersegment eliminations	—	—	(15.6)	(15.6)	—		—	—
Interest expense	—	—	—	—	—		—	—
Interest income	—	—	—	—	0.2		—	—

	$258.4	$101.5	$—	$359.9	$23.4		$0.5	$23.7

(a)	The three and six months ended June 30, 2009, included $57.0 million of income recorded in the Paper segment, $19.9 million of income recorded in the Packaging segment, and $1.6 million of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

(b)	The three and six months ended June 30, 2009, included $1.9 million of expense related to the indefinite idling of our D-2 newsprint machine at our mill in DeRidder, Louisiana, which was recorded in the Packaging segment.

(c)	The three and six months ended June 30, 2009, included $1.1 million and $4.8 million, respectively, of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

(d)	The three and six months ended June 30, 2009, included $3.5 million and $1.3 million of income related to the impact of energy hedges, $2.8 million and $1.0 million of which was recorded in the Paper segment and $0.7 million and $0.3 million in the Packaging segment.

(e)	The three and six months ended June 30, 2008, included $3.7 million and $10.2 million of expense related to inventory purchase accounting adjustments, $1.1 million and $7.4 million of which was recorded in the Paper segment and $2.6 million and $2.8 million in the Packaging segment.

(f)	The three and six months ended June 30, 2008, included $19.8 million of expense recorded in the Packaging segment related to the outage at the DeRidder, Louisiana, mill.

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

The following is a reconciliation of net income (loss) to EBITDA (in millions):

	Boise Inc.				Predecessor
	Three Months Ended June 30		Six Months Ended June 30		January 1 Through February 21, 2008
	2009	2008	2009	2008

Net income (loss)	$50.9	$(18.1)	$50.0	$(34.4)	$22.8
Change in fair value of interest rate derivatives	(0.6)	(0.5)	(0.5)	(0.5)	—
Interest expense	21.4	26.1	43.5	37.6	—
Interest income	(0.1)	(0.2)	(0.1)	(2.0)	(0.2)
Income tax provision (benefit)	26.2	—	25.6	(3.4)	0.6
Depreciation, amortization, and depletion	32.9	32.7	64.9	45.4	0.5

EBITDA	$130.6	$40.1	$183.4	$42.7	$23.7

22. Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and utilities. Our lease commitments are discussed further in Note 8, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At June 30, 2009, our total obligation for log and fiber purchases under contracts with third parties was approximately $132.0 million. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contractual terms or current-quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contractual payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At June 30, 2009, we had approximately $19.2 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2008, or determined pursuant to contractual terms, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. See Note 14, Debt, for a description of the guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

23. Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our business, financial position, or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with some general background related to our company followed by an overview of the effects of the “Acquisition of Boise Cascade’s Paper and Packaging Operations,” “Alternative Fuel Mixture Credits, Net,” the “St. Helens Mill Restructuring,” and the “D-2 Newsprint Machine Indefinite Idling,” as well as a discussion of our operating segments. “Recent Trends and Operational Outlook” and “Factors That Affect Operating Results” are intended to give the reader an overview of goals and challenges, the direction of our business, and changes affecting our products. The analysis then reviews “Our Operating Results” followed by a discussion of relevant activity in our industry in “Industry Activities.” We then discuss our balance sheet, cash flows, and financial commitments in the section entitled “Liquidity and Capital Resources.”

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2008 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC).

We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

On February 22, 2008, Boise Inc. or “the Company,” “we,” “us,” or “our” completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). The business we acquired is referred to in this report on Form 10-Q as the “Predecessor.” The Acquisition was accomplished through the Company’s acquisition of Boise Paper Holdings, L.L.C. See “Acquisition of Boise Cascade’s Paper and Packaging Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K for more information related to the Acquisition.

The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the six months ended June 30, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through June 30, 2008. The Predecessor Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the period of January 1 through February 21, 2008, are presented for comparative purposes.

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

The Acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations. Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares, and it continues to hold a significant financial interest in us. The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including direct transaction costs and purchase price adjustments, totaled $1.7 billion. For additional information related to the purchase price paid and the fair value allocation of the assets acquired and liabilities assumed in the Acquisition, see “Acquisition of Boise Cascade’s Paper and Packaging Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K.

Alternative Fuel Mixture Credits, Net

We continue to invest in our assets and improve our operating practices to reduce consumption of fossil fuels. Between 2002 and 2008, our mills reduced fossil fuel use by 21% per ton primarily through conservation and increased use of biomass fuels. Approximately 65% of the energy we use in our manufacturing process is derived from renewable biomass, including waste byproducts from our production process. Substantially all of our biomass fiber is sourced under the rigorous procurement standards and requirements of the Sustainable Forestry Initiative (SFI). The U.S. Internal Revenue Code allows an excise tax credit for taxpayers who use alternative fuels in the taxpayer’s trade or business. Each year, under normal operating conditions, we produce and use approximately 500 million gallons of liquid fuel produced from biomass to provide energy to four of our five paper mills. The credit, equal to $0.50 per gallon of the alternative fuel mixture, is refundable to the taxpayer. In first quarter 2009, we filed to be registered as an alternative fuel mixer and, in April, received notification that the registration was approved by the Internal Revenue Service. We became eligible to claim credits for black liquor produced at our four pulp and paper mills beginning at various dates from late January to late March 2009. Our first quarter 2009 results do not include any effects of the alternative fuel mixture credits; however, had our registration been approved by the Internal Revenue Service when we began mixing black liquor, we would have recorded approximately $18 million, net of fees and expenses, in our first quarter 2009 Consolidated Statement of Income (Loss). Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture tax credit, we are reasonably assured that the tax credit for the alternative fuel mixture used by us through June 30, 2009, has been earned and will be collected from the U.S. government. Accordingly, during the three and six months ended June 30, 2009, we recorded $75.3 million of alternative fuel mixture tax credits, which is net of $3.8 million of associated fees and expenses and before taxes. We recorded these amounts, during both periods, in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income (Loss). As of June 30, 2009, we had received $58.7 million of alternative fuel mixture cash payments and had recorded a receivable of $20.4 million in “Receivables, other” on our Consolidated Balance Sheet. The credit is scheduled to expire on December 31, 2009. The future amount of credits we ultimately file for, receive, and recognize as income is dependent on, among other things, our future production levels, tax legislation and regulation, and income recognition criteria under generally accepted accounting principles. We do not know whether the U.S. government will amend the tax credit to eliminate or reduce its benefits for pulp and paper companies, but there is the possibility that such action may be taken. Any such amendment of the tax credit could have a material effect on our financial position, results of operations, and cash flows.

St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula, Washington, mills by a total of approximately 138,000 tons. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily lightweight opaque and flexible packaging papers. The #3 machine, which is owned by Cascades Tissue Group, also continues to operate. The permanent capacity reductions resulted in the loss of approximately 335 jobs at the St. Helens mill and 35 jobs in related sales, marketing, and logistics functions elsewhere in the Company. Some of these employees have been relocated to fill other positions within the Company. Eligible salaried employees were offered severance packages and outplacement assistance. We have concluded closure agreement negotiations for the affected union employees. We employ approximately 140 employees at the mill after restructuring. At June 30, 2009, we had terminated approximately 330 employees.

During the three and six months ended June 30, 2009, we recorded a pretax charge of $1.1 million and $4.8 million associated with the restructuring in “St. Helens mill restructuring” in the Consolidated Statements of Income (Loss). These costs are recorded in our Paper segment. These charges included decommissioning costs and other miscellaneous costs related to the restructuring of the mill. At June 30, 2009, and December 31, 2008, we had $2.0 million and $8.4 million of severance liabilities recorded in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheets. We expect to pay the majority of these severance costs during the remainder of 2009.

An analysis of total restructuring-related activity as of June 30, 2009, is as follows:

	Noncash Expense	Cash Expense (a)	Total Expenses
	(millions)

Inventory write-down	$7.8	$—	$7.8
Asset write-down	19.8	—	19.8
Employee-related costs	—	8.4	8.4
Pension curtailment loss	1.2	—	1.2
Other	—	0.4	0.4

December 31, 2008	28.8	8.8	37.6

Decommissioning costs	—	4.3	4.3
Other	—	0.5	0.5

June 30, 2009	—	4.8	4.8

Total activity as of June 30, 2009	$28.8	$13.6	$42.4

(a)	As of June 30, 2009, cash payments totaled $11.5 million, of which $0.4 million was paid in 2008.

We expect to spend approximately $6.3 million during 2009, $1.6 million in 2010, and $1.0 million in 2011 in decommissioning and other costs. During the three and six months ended June 30, 2009, we spent $1.1 million and $4.8 million for these costs, which are recorded in “St. Helens mill restructuring” in our Consolidated Statements of Income (Loss). These expenses are recorded when the liability is incurred in accordance with SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities.

D-2 Newsprint Machine Indefinite Idling

In April 2009, we announced that we had indefinitely idled the #2 newsprint machine (D-2) at our mill in DeRidder, Louisiana. The D-2 machine has been idled since February 9, 2009, due to lack of orders. We will continue to operate the #3 newsprint machine (D-3) and the #1 linerboard machine (D-1) at the DeRidder mill. The idled machine has an annual capacity of 186,000 tons of newsprint. By idling the machine, we can reduce operating and capital costs during this period of declining newsprint demand, while preserving the asset for potential future use. The D-2 machine is being preserved, enabling us to restart it within a short period of time should the need arise. We may also pursue options to convert the machine to packaging products at a later date. During the three and six months ended June 30, 2009, we recorded $1.9 million of expense related to the indefinite idling of the D-2 machine in our Packaging segment. These costs were recorded in “Other (income) expense, net” in our Consolidated Statements of Income (Loss). These charges included severance costs, preservation and maintenance costs, and other miscellaneous costs related to the D-2 idling. The D-2 indefinite idling resulted in the termination of 15 salaried employees at the DeRidder mill, as well as 95 hourly employees who remain on layoff status as of June 30, 2009. We employ approximately 430 employees at the mill after idling D-2. At June 30, 2009, we had $0.6 million of severance liabilities recorded in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheet. We expect to pay the remainder of these severance costs by first quarter 2010.

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

Paper. Our Paper segment manufactures and sells uncoated freesheet (including commodity and premium cut-size office papers); a range of packaging papers (including corrugating medium, label and release papers, and flexible packaging papers); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. During both the three and six months ended June 30, 2009, approximately 42% of uncoated freesheet paper sales volume, including approximately 64% and 65% of the office papers sales volume, was sold to OfficeMax Incorporated (OfficeMax).

Packaging. Our Packaging segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. In March 2008, we completed a $23 million project on our linerboard machine in DeRidder, which reduced our exposure to fossil fuels and increased product capabilities. We also operate five corrugated container plants in the Northwest, a sheet plant in Reno, Nevada, and a sheet feeder plant in Waco, Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, and beverages, as well as industrial and consumer products. Our Texas plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our own sales personnel and by brokers.

Until early 2009, we marketed our newsprint through Abitibi-Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. pursuant to an arrangement whereby ACSC purchased all of the newsprint we produce. ACSC sold our newsprint primarily in regional markets near our DeRidder, Louisiana, manufacturing facility. In late February 2009, we terminated our arrangement with ACSC. Beginning March 1, 2009, we have sold our newsprint production through our own sales organization, primarily to newspaper publishers in the southern and southwestern U.S.

Corporate and Other. Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor period presented, the Corporate and Other segment included primarily an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services include but were not limited to finance, accounting, legal, information technology, and human resources functions. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the three and six months ended June 30, 2009, segment sales primarily related to our rail and truck business were $15.2 million and $30.4 million.

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three and six months ended June 30, 2009, we recorded $3.6 million and $7.2 million in “Sales, Related parties” and the same amounts in “Costs and expenses” in our Consolidated Statements of Income (Loss) related to this agreement.

Recent Trends and Operational Outlook

The U.S. and global economies remained weak through second quarter 2009. Some indications of a bottom to the downturn began to emerge as the rate of decline in U.S. employment and output slowed, compared with first quarter, but the U.S. economy continued to contract during the quarter, and prospects for a rapid recovery remained remote. Concerns over declining consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations, and financial position.

Linerboard pricing weakened during second quarter 2009, although the rate of decline slowed late in the quarter. Corrugated product pricing remained steady, as packaging demand in agriculture, food, and beverage markets, which have historically been less correlated to broad economic activity, remained relatively stable through second quarter 2009. These markets constitute over half of our packaging product end-use markets. Demand in our industrial markets, which is more closely aligned with general economic activity, declined during the quarter. Export markets have also been negatively affected during 2009, as the global slowdown reduced demand from those markets.

Despite lower overall containerboard demand, total U.S. containerboard inventories declined in June 2009 to 2.2 million tons from 2.5 million tons in December 2008, according to the American Forest & Paper Association (AF&PA). We took production downtime during the first half of 2009 to balance production with demand. We may elect to take additional downtime if market conditions warrant.

Prices for uncoated freesheet papers declined during the first half of 2009, as demand continued to soften from 2008 levels as a result of both secular and cyclical trends. Pricing for cut-size office papers, which represent the majority of our uncoated freesheet production, and our packaging-driven specialty grades, including label and release and flexible packaging papers, declined more modestly than pricing for printing and converting grades, which include commercial printing, form bond, and envelope papers. Since a large portion of our cut-size office paper is sold to OfficeMax under a contract whereby the price OfficeMax pays is determined by a published index, changes in price for this product sold to OfficeMax tend to lag behind the general market by approximately 60 days.

U.S. demand for uncoated freesheet declined in second quarter 2009. According to AF&PA, uncoated freesheet shipments declined 15% during the first six months of 2009, compared with the same period in 2008. Demand for commodity communication papers continued to soften, as communication paper products were negatively affected by cyclical weak macroeconomic conditions and by the longer-term secular shift to electronic media for communications. Demand for printing and converting products was also negatively affected by these factors and by the decline in direct-mail advertising.

Although demand has declined, North American uncoated freesheet inventories fell to under 1.1 million tons in second quarter 2009, levels not seen in over a decade, according to AF&PA. We curtailed shifts and slowed production on our uncoated freesheet machines to balance production with demand during the quarter, and we may elect to take additional downtime if market conditions warrant.

In February 2009, we terminated our long-time arrangement with ACSC, an indirect subsidiary of AbitibiBowater Inc., to market our newsprint production. We now sell our newsprint through our own sales organization, primarily to newspaper publishers in the southern and southwestern U.S., and do so in the face of a continuing decline in the demand for newsprint in North America. U.S. newsprint prices have fallen from the record levels achieved in 2008, and market conditions are weak. We have significantly curtailed our newsprint production in order to balance supply with the demand for our products.

On April 27, 2009, we announced that we had indefinitely idled our D-2 newsprint machine at our mill in DeRidder, Louisiana. The D-2 machine has been idled since February 9, 2009, due to lack of orders. We will continue to operate the D-3 newsprint machine and the D-1 linerboard machine at the

DeRidder mill. The idled machine has an annual capacity of 186,000 tons of newsprint. By idling the machine, we can reduce operating and capital costs during this period of declining newsprint demand, while preserving the asset for potential future use. The D-2 machine is being preserved, enabling us to restart it within a short period of time should the need arise. We may also pursue options to convert the machine to production of packaging products at a later date.

The weak U.S. economy resulted in reduced demand and lower prices for many of our manufacturing inputs, including fiber and energy, during second quarter 2009. Reduced consumption of manufacturing inputs due to lower production also contributed to lower overall costs.

Prevailing interest rates, including both the London Interbank Offered Rate (LIBOR) and the prime lending rate, were low by historical standards, resulting in reduced interest expense on our secured debt obligations.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values;

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses;

•	Competing technologies that affect the demand for our products;

•	Pension funding requirements;

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•	Availability and affordability of raw materials, wood fiber, energy, and chemicals;

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

•	Labor and personnel relations;

•	Credit or currency risks affecting our revenue and profitability;

•	Major equipment failure;

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire;

•	Our customer concentration and the ability of our customers to pay; and

•	The other factors described in “Part I, Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K.

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

•

Demand for newsprint depends upon prevailing levels of newspaper advertising, circulation, and basis weights. Demand for newsprint in North America has declined approximately 31% over the past five years, according to Resource Information Systems Inc. (RISI), due in part to the growth of online media and erosion of the newspaper publishing business. In late 2008 and early 2009, the rate of decline accelerated over previous levels. According to RISI, through May 2009, shipments were down 32%, compared with the same period in 2008.

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

Over the last five years, North American uncoated freesheet, containerboard, and newsprint capacities declined approximately 16%, 1%, and 26%, respectively, according to RISI. In fourth quarter 2008 and into the first half of 2009, temporary and permanent curtailments accelerated and significantly reduced capacity across many grades. New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill.

Industry supply of paper is also influenced by the level of imports and by overseas production capacity, which has grown over the past decade. In recent months, imports have declined in response to weakened domestic demand and the economic slowdown.

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

Fiber. The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.				Predecessor	Combined
	Three Months Ended June 30		Six Months Ended June 30		January 1 Through February 21, 2008	Six Months Ended June 30, 2008
	2009	2008	2009	2008

Paper	25%	30%	25%	30%	26%	29%
Packaging	17%	16%	15%	14%	17%	15%

The primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Substantially all fiber is acquired from outside sources. We convert logs and wood chips into pulp, which we use at our paper mills to produce paper. On an aggregate basis, and under normal operating conditions, we are a net consumer of pulp, producing less pulp volume than we consume.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of supply and demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered-fiber costs in all of our operating regions include the cost of diesel, which has declined in second quarter 2009, compared with second quarter 2008. Declining diesel costs reduce the cost to harvest and transport wood to the mills, favorably affecting fiber costs in all of our regions.

In Minnesota, overall fiber costs decreased in second quarter 2009, compared with second quarter 2008, driven by lower prices and consumption of purchased pulp. Wood fiber prices in the region declined from second quarter 2008 and first quarter 2009 as a result of reduced fiber consumption from pulp and paper manufacturers and continued curtailment of oriented strand board (OSB) production in the region. Fiber consumption declined, compared with second quarter 2008, as we slowed production to balance production with demand.

In the Pacific Northwest, fiber costs decreased in second quarter 2009, compared with second quarter 2008, due primarily to reduced consumption as a result of the St. Helens mill downsizing, market curtailments, and lower fiber prices. Residual fiber costs in the Pacific Northwest declined during second quarter 2009, compared with second quarter 2008, reflecting higher fiber inventories in the region and reduced fiber demand. The downsizing of the St. Helens mill reduced our ongoing consumption of residual fiber in the region.

In the South, during second quarter 2009, fiber costs at our DeRidder mill decreased overall, compared with second quarter 2008, due to declining wood and recycled fiber prices and reduced fiber consumption, as we curtailed production to balance production with demand. In our Alabama operating region, fiber costs decreased in second quarter 2009, compared with second quarter 2008, driven by reduced prices for pulp and wastepaper, partially offset by increased pulp consumption as a result of increased production. Prices for pulp and wastepaper declined due primarily to reduced overall demand for fiber.

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

Energy. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. Currently, energy prices are favorable, compared with historical averages. In second quarter 2009, energy costs were lower, compared with second quarter 2008 energy costs, due mainly to lower prices for and consumption of electricity and natural gas. Consumption was reduced as a result of lower production during the quarter due to the downsizing of the St. Helens mill and the indefinite idling of our D-2 newsprint machine in DeRidder, Louisiana. Under normal operations, including the indefinite idling of our D-2 newsprint machine, we expect to consume approximately 12 million mmBtu of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor in each of the periods listed below:

	Boise Inc.				Predecessor	Combined
	Three Months Ended June 30		Six Months Ended June 30		January 1 Through February 21, 2008	Six Months Ended June 30, 2008
	2009	2008	2009	2008

Paper	10%	16%	13%	16%	15%	16%
Packaging	9%	13%	11%	13%	14%	13%

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of June 30, 2009, we had entered into derivative instruments related to approximately 87% of our forecasted natural gas purchases for July 2009 through August 2009, approximately 90% of our forecasted natural gas purchases for September 2009 through October 2009, approximately 50% of our forecasted natural gas purchases for November 2009 through March 2010, approximately 47% of our forecasted natural gas purchases for April 2010 through October 2010, and approximately 10% of our forecasted natural gas purchases for November 2010 through March 2011. At June 30, 2009, these derivatives included three-way collars and call spreads.

We have elected to account for these instruments as economic hedges. At June 30, 2009, we recorded the fair value of the derivatives, or $6.0 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three and six months ended June 30, 2009, we recorded the change in fair value of the instruments, or $3.5 million and $1.3 million of income, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss). We continue to enter into additional derivative instruments to hedge the variable cash flow risk of natural gas purchases.

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.				Predecessor	Combined
	Three Months Ended June 30		Six Months Ended June 30		January 1 Through February 21, 2008	Six Months Ended June 30, 2008
	2009	2008	2009	2008

Paper	15%	14%	15%	14%	13%	14%
Packaging	8%	6%	7%	5%	6%	6%

Total chemical costs in second quarter 2009 were lower, compared with second quarter 2008, as lower consumption levels due to lower production were offset by higher prices. Recently, prices for many of our commodity chemicals have trended down from levels above historical averages. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. Many of these contracts are renegotiated annually.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs. As of July 31, 2009, we had approximately 4,090 employees. Approximately 2,410, or 59%, of these employees work pursuant to collective bargaining agreements. On April 6, 2009, we started negotiating the labor contract at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW), which expired in December 2008. On April 13, 2009, we started negotiating the labor contract at our paper mill in Wallula, Washington (332 employees represented by the AWPPW), which expired in mid-March 2009. The parties have agreed to operate under the existing bargaining agreements during the labor negotiations. During labor negotiations with our collective bargaining units, we could experience work interruptions, which could significantly increase our labor costs, prevent us from meeting customer demand, or reduce our sales and profitability.

Our Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the three months ended June 30, 2009 and 2008 (in millions, except percent-of-sales data):

	Three Months Ended June 30
	2009	2008
Sales
Trade	$469.9	$586.6
Related parties	9.5	31.8

	479.4	618.4

Costs and expenses
Materials, labor, and other operating expenses	386.0	544.1
Fiber costs from related parties	9.0	7.0
Depreciation, amortization, and depletion	32.9	32.7
Selling and distribution expenses	14.0	14.8
General and administrative expenses	12.7	12.3
St. Helens mill restructuring	1.1	—
Alternative fuel mixture credits, net	(75.3)	—
Other (income) expense, net	2.4	(0.1)

	382.8	610.8

Income from operations	$96.6	$7.6

Sales
Trade	98.0%	94.9%
Related parties	2.0	5.1

	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	80.5%	88.0%
Fiber costs from related parties	1.9	1.1
Depreciation, amortization, and depletion	6.9	5.3
Selling and distribution expenses	2.9	2.4
General and administrative expenses	2.7	2.0
St. Helens mill restructuring	0.2	—
Alternative fuel mixture credits, net	(15.7)	—
Other (income) expense, net	0.5	—

	79.9%	98.8%

Income from operations	20.1%	1.2%

The following table sets forth operating results in dollars and as a percentage of sales for the six months ended June 30, 2009 and 2008, and the Predecessor periods of January 1 through February 21, 2008 (in millions, except percent-of-sales data):

	Boise Inc.		Predecessor
	Six Months Ended June 30		January 1 Through February 21, 2008
	2009	2008
Sales
Trade	$954.8	$812.6	$258.4
Related parties	24.9	33.8	101.5

	979.7	846.4	359.9

Costs and expenses
Materials, labor, and other operating expenses	799.2	739.5	313.9
Fiber costs from related parties	14.6	25.7	7.7
Depreciation, amortization, and depletion	64.9	45.4	0.5
Selling and distribution expenses	27.8	20.8	9.1
General and administrative expenses	23.0	16.8	6.6
St. Helens mill restructuring	4.8	—	—
Alternative fuel mixture credits, net	(75.3)	—	—
Other (income) expense, net	2.7	(0.1)	(1.0)

	861.7	848.1	336.8

Income (loss) from operations	$118.0	$(1.7)	$23.1

Sales
Trade	97.5%	96.0%	71.8%
Related parties	2.5	4.0	28.2

	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	81.6%	87.4%	87.2%
Fiber costs from related parties	1.5	3.0	2.2
Depreciation, amortization, and depletion	6.6	5.4	0.1
Selling and distribution expenses	2.8	2.5	2.5
General and administrative expenses	2.4	2.0	1.9
St. Helens mill restructuring	0.5	—	—
Alternative fuel mixture credits, net	(7.7)	—	—
Other (income) expense, net	0.3	—	(0.3)

	88.0%	100.3%	93.6%

Income (loss) from operations	12.0%	(0.3)%	6.4%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and six months ended June 30, 2009 and 2008, the Predecessor period of January 1 through February 21, 2008, and the combined six months ended June 30, 2008:

	Boise Inc.						Predecessor	Combined
	Three Months Ended June 30			Six Months Ended June 30			January 1 Through February 21, 2008	Six Months Ended June 30, 2008
	2009	2008		2009	2008
Sales Volumes
	(thousands of short tons, except corrugated containers and sheets)

Paper
Uncoated freesheet	315	350	(a)	618	504	(a)	236	740	(a)
Containerboard (medium)	30	35		60	52		19	69
Market pulp	11	39	(a)	18	50	(a)	20	72	(a)

	356	424		696	606		275	881

Packaging
Containerboard (linerboard)	54	66		92	78		36	114
Newsprint	28	105		88	134		56	191
Corrugated containers and sheets (mmsf)	1,444	1,562		2,862	2,202		914	3,116

Sales Prices
	(dollars per short ton, except corrugated containers and sheets)

Paper
Uncoated freesheet	$958	$925		$970	$914		$868	$899
Containerboard (medium)	429	455		449	455		454	454
Market pulp	357	543		367	549		535	545

Packaging
Containerboard (linerboard)	$302	$394		$323	$393		$399	$395
Newsprint	434	544		539	537		494	524
Corrugated containers and sheets ($/msf)	59	56		59	56		55	55

(a)	The three months and six months ended June 30, 2008, and the combined six months ended June 30, 2008, include 47,000, 70,000, and 98,000 short tons, respectively, of uncoated freesheet and 11,000, 13,000, and 19,000 short tons, respectively, of market pulp from machines at the St. Helens paper mill that have been shut down.

Operating Results

The following presents a discussion of sales and costs for the three months ended June 30, 2009, compared with the same period in 2008, as well as the six months ended June 30, 2009, compared with the combined six months ended June 30, 2008. The combined six months ended June 30, 2008, represent the results of Boise Inc. for the six months ended June 30, 2008, and the results of the Predecessor for the period of January 1 through February 21, 2008. See “Background” and “Acquisition of Boise Cascade’s Paper and Packaging Operations” in this Management’s Discussion and Analysis for more information related to the Acquisition.

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

Three Months Ended June 30, 2009, Compared With the Three Months Ended June 30, 2008

Sales

For the three months ended June 30, 2009, total sales decreased $139.0 million, or 22%, to $479.4 million from $618.4 million during the three months ended June 30, 2008. The decrease was driven primarily by a 13% decrease in Paper segment sales due to lower sales volumes, partially offset by higher sales prices, and a 40% decline in Packaging segment sales due to broad declines in sales volumes and prices.

Paper. Sales decreased $54.5 million, or 13%, to $356.4 million from $410.9 million during the three months ended June 30, 2008. The decrease was driven by a 10% decline in uncoated freesheet sales volumes and a 70% reduction in market pulp sales volumes due primarily to declining demand and lower production capacity as a result of the St. Helens mill restructuring. Market downtime was taken to balance production with demand. Sales volumes for uncoated freesheet commodity grades declined 7%, and premium and specialty grades declined 17%, compared with second quarter 2008, driven primarily by sharp reductions in printing and converting sales volumes. Sales volumes in our label and release, flexible packaging, and premium office grades grew 4%, compared with second quarter 2008, as we continued to convert commodity production to label and release at our Wallula mill. Reduced volumes were partially offset by higher prices. Overall uncoated freesheet net sales prices increased 4%, compared with second quarter 2008, as commodity and premium and specialty uncoated freesheet net sales prices increased.

Packaging. Sales decreased $86.9 million, or 40%, to $130.2 million from $217.1 million during the three months ended June 30, 2008. The decrease was driven by a 73% reduction in newsprint sales volumes, an 18% reduction in linerboard sales volumes, and an 8% decline in corrugated container and sheet sales volumes, compared with second quarter 2008. Net sales prices for linerboard and newsprint declined 23% and 20%, respectively, compared with second quarter 2008, while pricing for corrugated products increased 5%. Demand was weak for newsprint and linerboard in second quarter 2009, resulting in market downtime during the quarter to match production with demand. On April 27, 2009, we indefinitely idled our D-2 newsprint machine in DeRidder, Louisiana. Demand in industrial corrugated products markets was weak during second quarter 2009, while demand in agricultural end markets remained stable.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, decreased $156.1 million, or 28%, to $395.0 million for the three months ended June 30, 2009, from $551.1 million during the three months ended June 30, 2008. The decrease was driven primarily by lower input costs and reduced fixed costs. Fixed-cost reductions were driven primarily by the St. Helens mill restructuring and decreased maintenance and labor costs at our DeRidder mill as a result of idling our D-2 newsprint machine.

Fiber, energy, and chemical costs were $92.2 million, $40.5 million, and $51.0 million, respectively, for the three months ended June 30, 2009, and $142.3 million, $84.3 million, and $63.4 million, respectively, for the three months ended June 30, 2008. Combined, this represents a cost decrease of $106.3 million for the three months ended June 30, 2009, compared with the three months ended June 30, 2008. This decrease was driven primarily by lower fiber and energy prices and by lower consumption of all inputs due to lower production volumes.

Fiber costs decreased $38.7 million in our Paper segment, compared with the three months ended June 30, 2008, due primarily to lower wood fiber prices and reduced consumption of wood fiber as a result of lower production. In Packaging, fiber costs decreased $11.4 million due to lower wood and recycled fiber prices and reduced fiber consumption.

Compared with the three months ended June 30, 2008, energy costs decreased $28.5 million in our Paper segment and $15.3 million in our Packaging segment due primarily to lower prices for and consumption of electricity and natural gas. Consumption was reduced as a result of lower production during the quarter primarily as a result of capacity reductions, the indefinite idling of our D-2 newsprint machine in DeRidder, Louisiana, and market downtime.

Chemical costs decreased $9.6 million in our Paper segment and $2.7 million in our Packaging segment, compared with the three months ended June 30, 2008, due primarily to reduced consumption of chemical inputs, partially offset by higher prices.

Under purchase accounting rules, in connection with the Acquisition, we revalued our inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses included $3.7 million of expense due to revaluing our inventory during the three months ended June 30, 2008.

Depreciation, amortization, and depletion for the three months ended June 30, 2009, was $32.9 million, compared with $32.7 million during the three months ended June 30, 2008.

Selling and distribution expenses decreased $0.8 million, or 5%, to $14.0 million for the three months ended June 30, 2009, compared with $14.8 million for the three months ended June 30, 2008. As a percentage of sales, selling and distribution expenses increased to 2.9% for the three months ended June 30, 2009, compared with 2.4% for the three months ended June 30, 2008, as these expenses declined less than sales.

General and administrative expenses increased $0.4 million, or 3%, to $12.7 million for the three months ended June 30, 2009, compared with $12.3 million for the three months ended June 30, 2008. As a percentage of sales, general and administrative expenses increased to 2.7% for the three months ended June 30, 2009, compared with 2.0% for the three months ended June 30, 2008, as costs, many of which are fixed, declined less than sales.

St. Helens mill restructuring. The three months ended June 30, 2009, include $1.1 million of costs associated with the restructuring of our St. Helens paper mill. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs included decommissioning costs and other costs related to the restructuring of the mill. For more information, see “St. Helens Mill Restructuring” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Alternative fuel mixture credits, net. The three months ended June 30, 2009, include $75.3 million of alternative fuel mixture credits, of which $57.0 million is recorded in our Paper segment and $19.9 million is recorded in our Packaging segment. These amounts are net of fees and expenses and before taxes. We also recorded $1.6 million of expenses in our Corporate and Other segment relating to alternative fuel mixture credits. For more information, see “Alternative Fuel Mixture Credits, Net” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other (income) expense, net. “Other (income) expense, net” includes miscellaneous income and expense items. During the three months ended June 30, 2009, we had $2.4 million of other expense, and during the three months ended June 30, 2008, we had $0.1 million of other income. The three months ended June 30, 2009, include $1.9 million of expense related to the indefinite idling of our D-2 newsprint machine at our mill in DeRidder, Louisiana, which is recorded in our Packaging segment.

Income (loss) from operations. Income from operations for the three months ended June 30, 2009, increased $89.0 million to $96.6 million, compared with $7.6 million for the three months ended June 30, 2008. This increase was driven primarily by alternative fuel tax credits received as a result of our use of renewable biomass fuels and, to a lesser extent, by reduced input costs.

Paper. Segment income increased $76.7 million to $84.5 million for the three months ended June 30, 2009, compared with $7.8 million for the three months ended June 30, 2008. This increase was due primarily to alternative fuel tax credits as a result of our use of renewable biomass fuels and, to a lesser extent, increased sales prices, lower input costs, and lower fixed costs. These increases were partially offset by lower sales volumes. Second-quarter results were negatively affected by $1.1 million in expenses due to the St. Helens mill restructuring.

Packaging. Segment income increased $15.7 million to $20.3 million for the three months ended June 30, 2009, compared with $4.6 million for the three months ended June 30, 2008. This increase was due primarily to alternative fuel tax credits as a result of our use of renewable biomass fuels and, to a lesser extent, lower input costs and lower fixed costs due to the indefinite idling of our D-2 newsprint machine in April 2009. These favorable variances were partially offset by lower sales volumes and lower selling prices.

Other

Foreign exchange gain (loss). For the three months ended June 30, 2009, foreign exchange gain was $1.2 million, compared with a loss of $0.2 million for the three months ended June 30, 2008. This increase was due primarily to a weakening of the U.S. dollar, compared with other global currencies, particularly the Canadian dollar.

Interest expense. For the three months ended June 30, 2009, interest expense was $21.4 million, of which $15.3 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $2.7 million related to the subordinated promissory notes and $2.9 million for amortization of deferred financing fees. For the three months ended June 30, 2008, interest expense was $26.1 million, of which $21.9 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $2.3 million related to the subordinated promissory notes and $2.2 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Interest income. For the three months ended June 30, 2009, interest income was $0.1 million, compared with $0.2 million for the three months ended June 30, 2008.

Income taxes. For the three months ended June 30, 2009, we recorded $26.2 million of income tax expense and had an effective tax rate of 34%. For the three months ended June 30, 2008, we recorded $14,000 of income tax expense. At June 30, 2008, we had not recognized $4.7 million of tax benefits from the losses resulting from our operations in second quarter 2008, because the realization of these benefits was not considered more likely than not. Valuation allowances were recorded to offset income tax benefits. Our effective tax rate for this period was not meaningful as a result of the valuation allowance recording during the period.

Six Months Ended June 30, 2009, Compared With the Combined Six Months Ended June 30, 2008

Sales

For the six months ended June 30, 2009, total sales decreased $226.6 million, or 19%, to $979.7 million from $1,206.3 million during the combined six months ended June 30, 2008. The decrease was driven primarily by a 15% decrease in Paper segment sales due to lower sales volumes, partially offset by higher sales prices, and a 26% decline in Packaging segment sales due primarily to lower sales volumes.

Paper. Sales decreased $128.2 million, or 15%, to $708.4 million from $836.6 million during the combined six months ended June 30, 2008. The decrease was driven primarily by a 17% decline in uncoated freesheet sales volumes due primarily to lower production capacity as a result of the St. Helens mill restructuring and market downtime as a result of declining demand. Sales volumes for uncoated freesheet commodity grades declined 15%, and premium and specialty grades declined 19%, compared with the combined six months ended June 30, 2008, driven primarily by sharp reductions in printing and converting sales volumes. Sales volumes in our label and release, flexible packaging, and premium office grades grew 3%, compared with the combined first half of 2008, as we continued to convert commodity production to label and release at our Wallula mill. Reduced volumes were partially offset by higher prices. Overall uncoated freesheet net sales prices increased 8%, compared with the combined first half of 2008, as both commodity and premium and specialty uncoated freesheet net sales prices increased.

Packaging. Sales decreased $103.1 million, or 26%, to $287.4 million from $390.5 million during the combined six months ended June 30, 2008. The decrease was driven by a 54% reduction in newsprint sales volumes, a 19% reduction in linerboard sales volumes, an 8% decline in corrugated container and sheet sales volumes, and an 18% decline in net sales prices for linerboard, compared with the combined six months ended June 30, 2008. Partially offsetting these declines was a 7% increase in sales prices for corrugated products and a 3% increase in newsprint net sales prices, compared with the same period a year ago. Demand was weak for newsprint and linerboard in the first half of 2009, compared with 2008, resulting in market downtime during the period to match production with demand. In April 2009, we indefinitely idled our D-2 newsprint machine in DeRidder, Louisiana.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, decreased $273.0 million, or 25%, to $813.8 million from $1,086.8 million for the combined six months ended June 30, 2008. The decrease was driven primarily by lower input costs and reduced fixed costs due mainly to the St. Helens mill restructuring and decreased maintenance and labor costs at our DeRidder mill as a result of idling our D-2 newsprint machine. In first quarter 2009, DeRidder held an annual maintenance outage, which incurred lower maintenance costs, compared with the extended DeRidder outage in first quarter 2008.

Fiber, energy, and chemical costs were $186.4 million, $101.3 million, and $101.8 million, respectively, for the six months ended June 30, 2009, and $269.6 million, $167.1 million, and $125.4 million, respectively, for the combined six months ended June 30, 2008. This represents a cost decrease of $172.6 million for the combined six months ended June 30, 2009, compared with the combined six months ended June 30, 2008. This decrease was driven primarily by lower fiber and energy prices and by lower consumption of all inputs due to lower production volumes.

Fiber costs decreased $65.8 million in our Paper segment, compared with the combined six months ended June 30, 2008, due primarily to lower prices for wood, purchased pulp, and recycled fiber and reduced fiber consumption as a result of lower production. In Packaging, fiber costs decreased $17.4 million due to lower wood and recycled fiber prices and reduced fiber consumption.

Compared with the combined six months ended June 30, 2008, energy costs decreased $43.3 million in our Paper segment and $22.6 million in our Packaging segment, driven by lower prices for natural gas and fuel and by lower consumption of energy as a result of lower production during the first half of the year, due primarily to capacity reductions, including the downsizing of the St. Helens mill, the indefinite idling of our D-2 newsprint machine in DeRidder, Louisiana, and market downtime.

Chemical costs decreased $19.9 million in our Paper segment and $3.7 million in our Packaging segment, compared with the combined six months ended June 30, 2008, due primarily to reduced consumption of chemical inputs, partially offset by higher prices.

Under purchase accounting rules, in connection with the Acquisition, we revalued our inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses included $10.2 million of expense due to revaluing our inventory during the six months ended June 30, 2008.

Depreciation, amortization, and depletion for the six months ended June 30, 2009, was $64.9 million, compared with $45.4 million during the six months ended June 30, 2008. The six months ended June 30, 2008, include depreciation, amortization, and depletion for the period from February 22, 2008, through June 30, 2008. For the Predecessor period of January 1 through February 21, 2008, depreciation, amortization, and depletion was $0.5 million due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition.

Selling and distribution expenses decreased $2.1 million, or 7%, to $27.8 million for the six months ended June 30, 2009, compared with $29.9 million for the combined six months ended June 30, 2008. As a percentage of sales, selling and distribution expenses increased to 2.8% for six months ended June 30, 2009, compared with 2.5% for the combined six months ended June 30, 2008, as these expenses declined less than sales.

General and administrative expenses decreased $0.4 million, or 2%, to $23.0 million for the six months ended June 30, 2009, compared with $23.4 million for the combined six months ended June 30, 2008. As a percentage of sales, general and administrative expenses increased to 2.4% for the six months ended June 30, 2009, compared with 1.9% for the combined six months ended June 30, 2008, as costs, many of which are fixed, declined less than sales.

St. Helens mill restructuring. The six months ended June 30, 2009, include $4.8 million of costs associated with the restructuring of our St. Helens paper mill. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs included decommissioning costs and other costs related to the restructuring of the mill. For more information, see “St. Helens Mill Restructuring” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Alternative fuel mixture credits, net. The six months ended June 30, 2009, include $75.3 million of alternative fuel mixture credits, of which $57.0 million is recorded in our Paper segment and $19.9 million is recorded in our Packaging segment. These amounts are net of fees and expenses and before taxes. We also recorded $1.6 million of expenses in our Corporate and Other segment relating to alternative fuel mixture credits. For more information, see “Alternative Fuel Mixture Credits, Net” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other (income) expense, net. “Other (income) expense, net” includes miscellaneous income and expense items. During the six months ended June 30, 2009, we had $2.7 million of other expense, consisting primarily of $1.9 million of expense related to the indefinite idling of our D-2 newsprint machine at our mill in DeRidder, Louisiana, which was recorded in our Packaging segment. During the combined six months ended June 30, 2008, we had $1.1 million of other income, consisting primarily of a net gain on sales of assets of $1.0 million for the Predecessor period of January 1 through February 21, 2008.

Income (loss) from operations. Income from operations for the six months ended June 30, 2009, increased $96.5 million to $118.0 million, compared with $21.5 million for the combined six months ended June 30, 2008. This increase was driven primarily by alternative fuel tax credits received as a result of our use of renewable biomass fuels and, to a lesser extent, by reduced input costs, partially offset by lower sales volumes due to reduced demand. Income for the combined six months ended June 30, 2008, was negatively affected by approximately $20.5 million due to the DeRidder outage in the first quarter and $10.2 million from inventory purchase price adjustments.

Paper. Segment income increased $68.9 million, or 170%, to $109.3 million for the six months ended June 30, 2009, compared with $40.4 million for the combined six months ended June 30, 2008. This increase was due primarily to alternative fuel tax credits as a result of our use of renewable biomass fuels and, to a lesser extent, increased sales prices, lower input costs, and lower fixed costs. These favorable increases were partially offset by lower sales volumes and $4.8 million in expenses due to the St. Helens mill restructuring. The combined six months ended June 30, 2008, included $7.4 million of expense from inventory purchase accounting adjustments.

Packaging. Segment income increased $30.9 million to $21.5 million for the six months ended June 30, 2009, compared with a $9.4 million loss for the combined six months ended June 30, 2008. This increase was due primarily to alternative fuel tax credits as a result of our use of renewable biomass fuels, lower input costs, lower fixed costs due to the indefinite idling of our D-2 newsprint machine in April 2009, and higher prices for corrugated products. These favorable variances were partially offset by lower sales volumes and sales prices for linerboard. The combined six months ended June 30, 2008, included $20.5 million in costs due to the DeRidder outage in the first quarter and $2.8 million of expense from inventory purchase accounting adjustments.

Other

Foreign exchange gain (loss). For the six months ended June 30, 2009, foreign exchange gain was $0.5 million, compared with a loss of $1.0 million for the combined six months ended June 30, 2008. This increase was due primarily to a weakening of the U.S. dollar, compared with other global currencies, particularly the Canadian dollar.

Interest expense. For the six months ended June 30, 2009, interest expense was $43.5 million, of which $31.8 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $5.3 million related to the subordinated promissory notes and $5.8 million for amortization of deferred financing fees. For the six months ended June 30, 2008, interest expense was $37.6 million, of which $30.4 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $3.3 million related to the subordinated promissory notes and $3.0 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Interest income. For the six months ended June 30, 2009, interest income was $0.1 million, compared with $2.2 million for the combined six months ended June 30, 2008. Boise Inc.’s interest income for the period prior to February 22, 2008, is attributable primarily to income from interest earned on trust assets held by Aldabra 2 Acquisition Corp. prior to the Acquisition.

Income taxes. For the six months ended June 30, 2009, we recorded $25.6 million of income tax expense and had an effective tax rate of 34%. For the six months ended June 30, 2008, we recorded $3.4 million of income tax benefits related to losses incurred during the six-month period and had an effective tax rate that was not meaningful as a result of the valuation allowance recorded. At June 30, 2008, we had not recognized an additional $8.8 million of tax benefits from these losses, because the realization of these benefits was not considered more likely than not. Valuation allowances were recorded to offset income tax benefits. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations. Income tax expense during the Predecessor period of January 1 through February 21, 2008, was $0.6 million, consisting of federal and state income taxes.

Industry Activities

In June 2009, Fraser Papers Inc., a producer of specialty papers, announced that it initiated a court-supervised restructuring under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in the Ontario Superior Court of Justice and that it is seeking similar relief pursuant to Chapter 15 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. We do not anticipate an immediate impact to our specialty papers business as a result of these actions; however, the longer-term impact is uncertain.

In April 2009, AbitibiBowater, North America’s largest producer of newsprint, announced that certain of its U.S. and Canadian subsidiaries have filed voluntary petitions in the United States under Chapter 11 of the United States Bankruptcy Code. In addition, several of AbitibiBowater’s Canadian subsidiaries have obtained an order from the Quebec Superior Court in Canada for creditor protection pursuant to the Companies’ Creditors Arrangement Act. The Fort Francis, Ontario, pulp mill, which is owned by AbitibiBowater, is a major supplier of purchased pulp to our International Falls, Minnesota, mill. The impact of the bankruptcy proceedings on the operations of the Fort Francis pulp mill is uncertain; however, due to the availability of alternative sources of pulp fiber, we do not anticipate at this time a significant impact on the mill operations at International Falls. It is uncertain what the overall long-term impact will be on our Packaging segment.

In January 2009, Smurfit-Stone Container Corp. (Smurfit-Stone), North America’s second-largest maker of corrugated packaging, also filed for reorganization under Chapter 11 of the United States Bankruptcy Code. We have linerboard trading arrangements with Smurfit-Stone. We have experienced no adverse impact on these arrangements as a result of this filing; however, the longer-term outlook for these arrangements is uncertain. It is also uncertain what the overall long-term impact will be on our Packaging segment.

Liquidity and Capital Resources

Against the backdrop of a weak economy, a global financial crisis, and a credit market contraction, as well as declining demand for our products, there is uncertainty regarding the amount of cash flows we will generate during the next 12 months. However, we believe that our cash flows from operations, including cash received from alternative fuel mixture tax credits, as well as our available borrowing capacity under our $250.0 million revolving credit facility, will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next 12 months.

If a contractually committed lender fails to honor its commitment under the $250.0 million revolving credit facility, the other lenders would remain committed for their portion of the total facility. A total of 11 lenders participated in the revolving credit facility at June 30, 2009, and the largest single commitment under the revolving credit facility was $100.0 million. At June 30, 2009, we had no borrowings outstanding under the revolving credit facility, and our aggregate liquidity from unused borrowing capacity under the revolving credit facility totaled $225.8 million, net of outstanding letters of credit of $24.2 million. In addition, at June 30, 2009, we had $125.1 million of cash and cash equivalents and short-term investments.

Our ability to continue to fund our cash requirements may be affected by general economic, financial, competitive, legislative, and regulatory factors. A continuing deterioration in the U.S. economy could have a significant impact on our business. Significant declines in the demand for or pricing of our products, increases in the cost of raw materials, or changes in tax regulation and legislation related to the alternative fuel mixture tax credits could have a significant, negative effect on our ability to maintain compliance with our financial loan covenants and/or meet our debt service obligations. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness according to its terms or to fund our other liquidity needs.

Unless otherwise noted, this discussion of liquidity and capital resources with respect to 2008 refers to the combined activities of Boise Inc. and the Predecessor for the six months ended June 30, 2008.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor, energy, chemicals, and interest. During the six months ended June 30, 2009, our operating activities provided $220.7 million of cash, compared with $32.7 million in the same period of 2008. Relative to 2008, cash provided by operations was positively affected by favorable changes in working capital and by higher net income (loss) for the six months ended June 30, 2009, which were the primary reasons for the increase in cash provided by operations. As discussed under “Our Operating Results” above, the net income in the first half of 2009 reflects $75.3 million of alternative fuel mixture credits, including fees and expenses and before taxes. The first half of 2008 was affected negatively by $20.5 million related to the DeRidder outage and $10.2 million for inventory purchase price adjustments related to the transaction.

2009

In the first half of 2009, favorable changes in working capital provided $71.4 million of cash from operations, compared with $5.8 million of cash used from operations in the first half of 2008. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

The $71.4 million of cash provided by operations related to favorable changes in working capital items is attributable primarily to decreases in receivables and inventories, partially offset by decreases in accounts payable and accrued liabilities, as well as increases in prepaid expenses. Decreases in inventory levels provided $68.2 million of cash from operations. Inventory volumes and levels were down due primarily to the St. Helens mill restructuring, lower newsprint operating levels, and inventory management efforts. Decreases in receivable levels provided $13.0 million of cash from operations, which is attributable primarily to lower sales levels, partially offset by the change in the alternative fuel tax receivable. Lower levels of accounts payable and accrued liabilities used $7.1 million of cash from operations, and increases in prepaid expenses used $2.7 million of cash from operations.

2008

In the first half of 2008, unfavorable changes in working capital used $5.8 million of cash from operations. Increases in the level of receivables used $13.2 million of cash from operations, which is attributable primarily to increased receivables in the Paper segment as a result of higher sales in June 2008, compared with December 2007. Prepaid expenses increased in both of our operating segments, using $5.8 million of cash from operations. These increases were due primarily to the timing of recurring expenses. Significantly offsetting the increased levels of accounts receivable and prepaid expenses were increased levels of accounts payable and accrued expenses, which provided $15.3 million in cash from operations. The higher levels of accounts payable and accrued expenses reflect higher trade accounts payable in the Paper segment and, to a lesser extent, in the Packaging segment. The higher level of trade payables in the Paper segment was due in large part to increased raw material and energy costs as well as costs associated with planned maintenance downtime taken at the International Falls, Minnesota, and Wallula, Washington, pulp and paper mills. The increase in trade payables in the Packaging segment reflected increased raw material and energy costs. These favorable changes in working capital were partially offset by lower levels of accrued compensation.

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

During the first half of 2009, we sold 618,000 tons of uncoated freesheet, 92,000 tons of linerboard to third parties, 2.9 billion square feet of corrugated products, and 88,000 tons of newsprint. A $10-per-short-ton price change in uncoated freesheet would have affected our revenue by approximately $12 million annually. A $10-per-short-ton price change in linerboard sold to third parties would have affected revenue by approximately $2 million annually. Including the indefinite idling of our D-2 newsprint machine, a $10-per-short-ton price change in newsprint would have affected our revenue by approximately $2 million annually. For corrugated sheets and containers, a change in pricing of $1.00 per thousand square feet (msf) affects sales revenue by approximately $6 million annually.

Selling prices for uncoated freesheet, newsprint, and corrugated containers and sheets improved during the first half of 2009, compared with the same period last year, despite recent declines in product demand, as a result of significant price increases in 2008 and widespread market curtailments and capacity reductions across the industry. Average net selling prices for uncoated freesheet papers improved $71 per ton, or 8%, to $970 per ton in the first half of 2009, compared with $899 per ton in 2008. During the first half of 2009, we took 34,000 tons of market-related downtime in uncoated freesheet production, compared with 2,000 tons of market-related downtime in 2008. Newsprint prices increased $15 per ton, or 3%, to $539 per ton during the first half of 2009, compared with $524 per ton during the same period in 2008. Relative to the first half of 2008, corrugated container and sheet prices improved $4 per msf, or 7%, to $59 per msf, compared with $55 per msf during 2008. Linerboard net selling prices to third parties declined $72 per ton, or 18%, to $323 per ton in the first half of 2009, compared with $395 per ton in 2008, due primarily to weak market conditions. In the first half of 2009, we took 44,000 tons of market-related downtime in linerboard production and 126,000 tons of market-related downtime in newsprint production, compared with no market-related downtime in linerboard production and 14,000 tons of market-related downtime in newsprint in 2008.

The U.S. and global economies remained weak in 2009. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products, which we expect will have a negative effect on pricing for our products throughout the remainder of 2009.

Uses of cash flows for operating activities

Our primary uses of cash are for expenses related to the manufacture of packaging and paper products, including fiber, energy, chemicals, and labor. Other significant uses of cash are for interest expense, pension contributions, taxes, and increases in working capital, including increases in receivables from sales of our products, increases in inventory, increases in prepaid expenses, reductions in accounts payable, and other accrued liabilities.

Fiber costs in the first half of 2009 were $186.4 million, a decrease of $83.2 million, or 31%, from costs of $269.6 million in 2008, due primarily to lower overall fiber prices and reduced consumption of wood and recycled fiber as a result of lower production. A 1% change in fiber costs affects our financial results by approximately $5 million annually.

Energy costs in the first half of 2009 were $101.3 million, a decrease of $65.9 million, or 39%, from costs of $167.1 million in 2008, due primarily to lower overall energy consumption and lower prices. Natural gas is a significant component of our energy costs. Including the indefinite idling of our D-2 newsprint machine, a $1/mmBtu change in our natural gas prices affects our financial results by approximately $12 million annually.

Chemical costs in the first half of 2009 were $101.8 million, a decrease of $23.6 million, or 19%, from costs of $125.4 million in the first half of 2008, driven by reduced consumption and partially offset by higher prices. A 1% change in chemical prices affects our financial results by approximately $2 million annually.

Labor costs related to the production of our products, recorded in “Materials, labor, and other operating expenses,” were $137.1 million in the first half of 2009, a decrease of $17.4 million, or 11%, from costs of $154.5 million in 2008. The change was due primarily to a reduction in the number of people employed at our mills, mainly St. Helens and DeRidder, partially offset by increases in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time. While we believe we have good labor relations and have established staggered labor contracts for each of our five paper mills to minimize potential disruptions in the event of a labor dispute, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

The continuing macroeconomic downturn, significant decline in global equity markets, and turmoil in credit markets caused our pension investment portfolio to suffer significant losses through the end of first quarter 2009. A slight rebound occurred in the market during the second quarter, and as of June 30, 2009, our pension assets had increased to a market value of $260 million, compared with $226 million at March 31, 2009, and $248 million at December 31, 2008. While the Worker, Retiree, and Employee Recovery Act (WRERA) of 2008 provides some relief as to the timing of our required future cash contributions, we expect to make material contributions to our pension plans for the next several years, barring a dramatic recovery in equity and debt market security valuations or a sizable increase in the discount rate used to measure our liabilities. On April 15, 2009, we made a $5.5 million contribution to our qualified pension plans. Assuming a rate of return on plan assets of 7.25% in 2009 and 2010, and including the $5.5 million contribution made on April 15, 2009, and WRERA relief provisions, we estimate that we would not be required to make further contributions in 2009 and would be required to contribute approximately $23 million in 2010. The amount of required contributions will depend, among other things, on actual returns on plan assets, yield curve election choice, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Recently, the Internal Revenue Service provided new yield curve election options for the 2009 plan year, which could lower our estimated 2010 required contribution amount. Our estimates may change materially depending upon the effect of these and other factors. In December 2008, we amended our defined benefit pension plan for salaried employees (Salaried Plan). This amendment freezes the accumulation of benefits and years of service for participants in the Salaried Plan effective April 15, 2009. This amendment also freezes benefits in the Boise Inc. Supplemental Pension Plan (SUPP) and the Boise Inc. Supplemental Early Retirement Plan (SERP) for executive officers. Our estimated 2010 contribution includes the effect of this amendment. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years. For the three and six months ended June 30, 2009, we made $5.5 million in cash contributions to our qualified pension plans.

Investment Activities

Cash investing activities used $45.5 million for the six months ended June 30, 2009, compared with $840.0 million during the same period in 2008. For the six months ended June 30, 2008, investing activities included $1.2 billion in cash spent for the Acquisition, excluding deferred financing fees.

Cash capital expenditures for property, plant, and equipment for the six months ended June 30, 2009, were $35.9 million. Cash capital expenditures for property, plant, and equipment for the combined six months ended June 30, 2008, were $46.0 million. This amount includes $10.2 million spent by the Predecessor from January 1, 2008, through February 21, 2008, and $35.8 million spent by us from February 22, 2008, through June 30, 2008. Of these amounts, $9.6 million relates to the installation of a shoe press in our DeRidder, Louisiana, mill to reduce the use of energy in producing linerboard and extend production capabilities.

Cash investing activities for the six months ended June 30, 2009, also included $10.0 million for purchases of short-term investments, which consisted of funds invested in certificates of deposit insured by the Federal Deposit Insurance Corporation.

We expect capital expenditures in 2009 to total approximately $75 million to $85 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2009 will be primarily for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our efficiency projects are focused on opportunities to improve our energy efficiency. We expect to spend approximately $3 million in 2009 on environmental items.

Financing Activities

Cash used for financing activities was $82.6 million for the six months ended June 30, 2009, compared with $828.2 million of cash provided by financing activities for the same period in 2008. Financing activities for the six months ended June 30, 2009, reflect $92.6 million of debt repayments. Under our $250 million revolving credit facility, $225.8 million was available at June 30, 2009. Cash provided by financing activities for the six months ended June 30, 2008, reflects approximately $1.1 billion of debt financing obtained in conjunction with the Acquisition, partially offset by $120.2 million paid to stockholders who exercised their conversion rights, $94.3 million of deferred financing costs and underwriting fees, and $37.7 million of debt repayments. Prior to the Acquisition, financing activities have historically consisted primarily of intercompany loans obtained by the Predecessor.

Our expected debt service obligation, assuming interest rates remain at June 30, 2009, levels, is estimated to be approximately $33.8 million for the remainder of 2009 and $87.2 million for 2010, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $9.5 million per year (based on debt levels and interest rates as of June 30, 2009).

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

The following discussion describes our debt structure in more detail.

At June 30, 2009, and December 31, 2008, our long-term debt and the interest rates on that debt were as follows:

	June 30, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate
	(millions)		(millions)

Revolving credit facility, due 2013	$—	—%	$60.0	4.33%
Tranche A term loan, due 2013	237.6	3.56%	245.3	4.75%
Tranche B term loan, due 2014	456.5	5.75%	471.4	5.75%
Second lien term loan, due 2015	260.7	9.25%	260.7	9.25%
Current portion of long-term debt	(14.9)	3.90%	(25.8)	5.33%

Long-term debt, less current portion	939.9	6.20%	1,011.6	6.34%
Current portion of long-term debt	14.9	3.90%	25.8	5.33%

	954.8	6.16%	1,037.5	6.31%

15.75% notes payable, due 2015	72.0	15.75%	66.6	15.75%

	$1,026.8		$1,104.1

Senior Secured Credit Facilities

Our senior secured credit facilities consist of:

•

A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either LIBOR plus 325 basis points or a calculated base rate plus 325 basis points (the Revolving Credit Facility and, collectively with the Tranche A Term Loan Facility and the Tranche B Term Loan Facility, the First Lien Facilities);

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

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a customary base rate or Eurodollar rate. The base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. At June 30, 2009, and December 31, 2008, we had zero and $60.0 million of borrowings outstanding under the Revolving Credit Facility. For the six months ended June 30, 2009, and the year ended December 31, 2008, the average interest rates for our borrowings under our Revolving Credit Facility were 3.7% and 6.0%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $60.0 million for the six months ended June 30, 2009, and were zero and $80.0 million for the year ended December 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the six months ended June 30, 2009 and 2008, were $17.2 million and $63.9 million, respectively. At June 30, 2009, we had availability of $225.8 million, which is net of outstanding letters of credit of $24.2 million. At December 31, 2008, we had availability of $163.6 million, which was net of outstanding letters of credit of $26.4 million.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default, and indemnification customary for loan agreements for similar leveraged acquisition financings and other representations and warranties, covenants, and events of default deemed by the administrative agents of the First Lien Facilities or the Second Lien Facility, as applicable, to be appropriate for the specific transaction.

Covenants

The First and Second Lien Facilities require BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain financial covenant ratios. At June 30, 2009, Holdings is required to maintain a minimum interest coverage ratio of 2.50:1.00 and a maximum leverage ratio of 4.25:1.00 under the First Lien Facilities. Under the Second Lien Facility, Holdings is required to maintain a maximum leverage ratio of 4.50:1.00 at June 30, 2009. At December 31, 2009, the maximum leverage ratio decreases to 3.75:1.00 and 4.00:1.00 under the First and Second Lien Facilities, respectively. The minimum interest coverage ratio requirement remains 2.50:1.00 throughout the term of the loan, whereas the maximum leverage ratio decreases to a low of 3.00:1.00 and 3.25:1.00 under the First and Second Lien Facilities, respectively, in first quarter 2011.

The interest coverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period then ended to (ii) consolidated interest expense payable in cash for such four-fiscal-quarter period. The leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total debt as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. Consolidated total debt excludes aggregate cash and cash equivalents and short-term investment balances in excess of $35 million. Differences between our financial statements and Holdings’ financial statements are related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, income taxes, and other miscellaneous expenses.

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

At June 30, 2009, we were in compliance with the financial covenants under our Credit Facilities. Continued declines in the demand for or pricing of our products, increases in the cost of raw materials, changes in tax regulation and legislation related to the alternative fuel mixture tax credits, or unexpected operational issues could have a negative effect on our ability to maintain compliance with these financial loan covenants. If we were unable to maintain compliance, we would seek amendments or waivers to these covenants. There is no assurance that we would be able to obtain such amendments or waivers, in which case our debt would be due.

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

Prepayments

In the event all or any portion of the Tranche B Term Loan Facility is repaid pursuant to any voluntary prepayments or mandatory prepayments with respect to asset sale proceeds or proceeds received from the issuance of debt prior to the second anniversary of the Acquisition closing date, such repayments will be made at 101.0% of the amount repaid if such repayment occurs prior to the second anniversary of the Acquisition closing date.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of June 30, 2009, required debt principal repayments under the Credit Facilities total $3.2 million during the remainder of 2009, excluding those from excess cash flows, $26.5 million in 2010, $48.4 million in 2011, $134.3 million in 2012, $43.7 million in 2013, $438.0 million in 2014, and $260.7 million thereafter.

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

The notes bear interest at 15.75% per annum (computed on the basis of a 360-day year) payable quarterly (each such quarterly payment date, an Interest Payment Date). To the extent interest is not paid in cash, interest will be added to the principal amount of the notes on each Interest Payment Date. The notes mature on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under the Credit Facilities, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. At maturity, the aggregate amount of the notes will be approximately $185.9 million, assuming none of the interest has been paid in cash.

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

Other

At June 30, 2009, and December 31, 2008, we had $66.8 million and $72.6 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $2.9 million and $5.8 million of amortization expense for the three and six months ended June 30, 2009, and $2.2 million and $3.0 million of amortization expense for the three and six months ended June 30, 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At June 30, 2009, we had $954.8 million of variable-rate debt outstanding, of which $610.0 million was hedged using interest rate derivatives. At June 30, 2009, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 15, Financial Instruments, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

For the six months ended June 30, 2009 and 2008, cash payments for interest, net of interest capitalized, were $31.8 million and $30.6 million, respectively. No payments were made during the Predecessor period of January 1 through February 21, 2008.

Subsequent Event

On August 4, 2009, we entered into a Securities Purchase Agreement (the Agreement) with certain investment funds affiliated with Angelo, Gordon & Co., L.P. (the Affiliated Funds). The Agreement allows us the option to purchase from the Affiliated Funds certain subordinated promissory notes payable (the Notes).

The Notes were issued originally by us to Boise Cascade as part of the Acquisition. Boise Cascade later transferred the Notes to the Affiliated Funds. The Notes bear interest at 15.75% compounded quarterly. To the extent interest is not paid in cash, interest is added to the principal of the Notes. As of August 4, 2009, the aggregate principal amount of the Notes, plus accrued and unpaid interest, equaled $73.0 million.

The Agreement allows us the option to purchase any or all of the Notes in one or more transactions during the 181 days after the date of the Agreement. The purchase price for the Notes will vary depending on the aggregate amount of Notes that we choose to purchase and will be less than the principal amount of the Notes. The Notes continue to accrue interest pursuant to the terms of the Notes until the time of purchase.

Our senior debt agreements restrict the company’s flexibility in funding any purchase of the Notes. We are evaluating a number of alternatives to enable us to purchase the Notes, if we choose to do so.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. As of June 30, 2009, there have been no material changes to our contractual obligations from those disclosed in our 2008 Annual Report on Form 10-K.

Off-Balance-Sheet Activities

At June 30, 2009, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 22, Commitments and Guarantees, and Note 14, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

Our major costs of production are labor, wood fiber, energy, and chemicals, all of which are affected by inflationary influences. Fiber, energy, and chemical costs were $186.4 million, $101.3 million, and $101.8 million, respectively, for the six months ended June 30, 2009, compared with $269.6 million, $167.1 million, and $125.4 million, respectively, for the combined six months ended June 30, 2008. Combined, this represents a cost decrease of $172.6 million in 2009, compared with 2008.

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

Working Capital

Working capital levels fluctuate throughout the year and are affected by seasonality, maintenance shutdowns, and changing sales patterns. Typically, we build working capital in our Paper segment at the end of the fourth quarter as we build finished goods inventory in preparation for first-quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings as we increase log and chip inventories to ensure ample supply of fiber to our mills throughout the winter. In our Packaging segment, agricultural demand influences working capital as finished goods inventory levels are increased in preparation for the harvest season in the third and fourth quarters. Changes in sales volumes can affect accounts receivable levels in both our Paper and Packaging segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the United States.

Environmental

For information on environmental issues, see the discussion under the heading “Environmental” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. As of June 30, 2009, there have been no material changes to our environmental information from that disclosed in our 2008 Annual Report on Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2008 Annual Report on Form 10-K. As of June 30, 2009, except as disclosed below, there have been no material changes to our critical accounting estimates from those disclosed in our 2008 Annual Report on Form 10-K.

Income Taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on Financial Accounting Standards Board (FASB) Interpretation (FIN) 48. It is inherently difficult and subjective to estimate uncertain tax positions, because we have to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

The U.S. Internal Revenue Code allows an excise tax credit for taxpayers who use alternative fuels in the taxpayer’s trade or business. Each year, under normal operating conditions, we produce and use approximately 500 million gallons of liquid fuel produced from biomass to provide energy to four of our five paper mills. The credit, equal to $0.50 per gallon of the alternative fuel mixture, is refundable to the taxpayer. In first quarter 2009, we filed to be registered as an alternative fuel mixer and, in April, received notification that the registration was approved. We became eligible to claim credits for black liquor produced at our four pulp and paper mills beginning at various dates from late January to late March 2009. Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture tax credit, we are reasonably assured that the tax credit for the alternative fuel mixture used by us through June 30, 2009, has been earned and will be collected from the U.S. government. Accordingly, during the three and six months ended June 30, 2009, we recorded $75.3 million of alternative fuel mixture tax credits, which is net of $3.8 million of associated fees and expenses and before taxes. We recorded these amounts, during both periods, in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income (Loss). As of June 30, 2009, we had received $58.7 million of alternative fuel mixture cash payments and recorded a receivable of $20.4 million in “Receivables, other” on our Consolidated Balance Sheet. Accordingly, at June 30, 2009, we increased the amount of our unrecognized tax benefit by $30.8 million, which was charged to income tax expense, as a result of excluding the alternative fuel mixture credits from income for tax purposes. If recognized, this unrecognized tax benefit would affect our effective tax rate. Exclusion of the alternative fuel mixture credits generates a deferred tax benefit of $22.0 million (primarily a net operating loss carry-forward).

We have determined that there is a reasonable basis to exclude the alternative fuel mixture credits from taxable income. Accordingly, $22.0 million of the $30.8 million is recorded as a credit to our long-term deferred taxes to eliminate the benefit associated with the uncertain tax position. The remaining $8.8 million is recorded in “Other long-term liabilities” on our Consolidated Balance Sheet. Additional guidance may be issued by the Internal Revenue Service (IRS) in the next twelve months, which could cause us to change our unrecognized tax liabilities from the amounts currently recorded.

We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be ultimately recoverable. At December 31, 2008, we recorded a $10.9 million valuation allowance against deferred tax assets, related primarily to federal and state net operating losses, because we believed that it was more likely than not that we would not be able to use the net operating loss carry-forwards before they expire. In 2009, we expect to release all of the valuation allowances recorded against our 2008 federal and state net operating losses.

New and Recently Adopted Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, approving the FASB Accounting Standards Codification (Codification), which went into effect on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification is not expected to change U.S. generally accepted accounting principles (GAAP), but it will combine all authoritative standards into a comprehensive, topically organized online database. We will adopt the use of the Codification in the third quarter. We do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable-interest entities (VIEs). The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R) (FIN 46(R)). An enterprise will need to carefully reconsider its previous FIN 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No.165 in second quarter 2009, and it did not have a material impact on our financial position or results of operations

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1), which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The FSP is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt it for the interim and annual periods ending after March 15, 2009. We adopted this FSP in second quarter 2009. The adoption affects our disclosures only, and it did not have an effect on our financial position or results of operations.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. We adopted FSP FAS 142-3 in January 2009, and it did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in January 2009. As a result of the adoption of SFAS No. 161, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 15, Financial Instruments.

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 15, Financial Instruments, we expanded our disclosures about fair value measurements. In February 2008, the FASB issued a one-year deferral for nonfinancial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for nonfinancial assets and liabilities in first quarter 2009. We had no required fair value measurements for nonfinancial assets and liabilities in first quarter 2009 and no required additional disclosures upon adoption. There were no material effects on our financial statements upon adoption of this new accounting pronouncement; however, this pronouncement could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

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

Information relating to quantitative and qualitative disclosures about market risk can be found in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and under the caption “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. Except as disclosed in Note 15, Financial Instruments, in the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, as of June 30, 2009, there have been no material changes in our exposure to market risk from those disclosed in our 2008 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during second quarter 2009 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our business, financial position, or results of operations.

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the “Recent Trends and Operational Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statements. There have been no material changes to our risk factors as of June 30, 2009, from those disclosed previously in our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The annual shareholders’ meeting of Boise Inc. was held on April 23, 2009. At the annual meeting, shareholders (1) elected three Class I directors (Carl A. Albert, Thomas S. Souleles, and Jason G. Weiss) and (2) approved an amendment to the Boise Inc. Incentive and Performance Plan to increase the number of shares authorized for issuance under the plan from 5,175,000 shares to 17,175,000 shares. The voting results were reported in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and are incorporated by reference.

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

BOISE INC.

/s/ Samuel K. Cotterell
Samuel K. Cotterell Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date: August 5, 2009

BOISE INC.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009

Number	Description

10.1*	Boise Inc. Incentive and Performance Plan, Effective February 22, 2008 (Amended as of April 23, 2009)

10.2*	Form of 2009 Restricted Stock Award Agreement (Officers)

10.3*	Form of 2009 Restricted Stock Unit Award Agreement (Officers)

11	See Footnote 4, Net Income (Loss) Per Common Share, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc.

*	Filed as Exhibits 99.1, 99.2, and 99.3, respectively, to Current Report on Form 8-K filed April 24, 2009, and incorporated by reference.