Form 10-Q
period 2009-09-30
BOISE INC.
filed 2009-11-03
CIK 1391390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 30, 2009
Common Stock, $.0001 Par Value	84,434,691

PART I—FINANCIAL INFORMATION

i

All reports we file with the Securities and Exchange Commission (SEC) are available free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC Web site at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our Web site at www.boiseinc.com as soon as reasonably practicable after filing such material with the SEC.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Inc.

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except share and per-share data)

	Three Months Ended September 30
	2009	2008
Sales
Trade	$498,812	$610,909
Related parties	9,453	22,209

	508,265	633,118

Costs and expenses
Materials, labor, and other operating expenses	401,607	526,731
Fiber costs from related parties	10,325	21,213
Depreciation, amortization, and depletion	32,916	31,426
Selling and distribution expenses	13,588	13,803
General and administrative expenses	12,813	9,891
St. Helens mill restructuring	1,402	—
Alternative fuel mixture credits, net	(59,572)	—
Other (income) expense, net	1,710	(36)

	414,789	603,028

Income from operations	93,476	30,090

Foreign exchange gain (loss)	1,597	(449)
Change in fair value of interest rate derivatives	125	(306)
Interest expense	(21,436)	(27,484)
Interest income	130	153

	(19,584)	(28,086)

Income before income taxes	73,892	2,004
Income tax (provision) benefit	(25,737)	2,379

Net income	$48,155	$4,383

Weighted average common shares outstanding:
Basic	78,634,920	77,259,947
Diluted	84,240,582	78,438,847

Net income per common share:
Basic	$0.61	$0.06
Diluted	$0.57	$0.06

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Income (Loss)

(unaudited, in thousands, except share and per-share data)

	Boise Inc.		Predecessor
	Nine Months Ended September 30		January 1 Through February 21, 2008
	2009	2008
Sales
Trade	$1,453,557	$1,423,536	$258,430
Related parties	34,360	55,977	101,490

	1,487,917	1,479,513	359,920

Costs and expenses
Materials, labor, and other operating expenses	1,200,759	1,266,250	313,931
Fiber costs from related parties	24,961	46,857	7,662
Depreciation, amortization, and depletion	97,780	76,862	477
Selling and distribution expenses	41,394	34,563	9,097
General and administrative expenses	35,877	26,702	6,606
St. Helens mill restructuring	6,183	—	—
Alternative fuel mixture credits, net	(134,909)	—	—
Other (income) expense, net	4,383	(160)	(989)

	1,276,428	1,451,074	336,784

Income from operations	211,489	28,439	23,136

Foreign exchange gain (loss)	2,076	(1,511)	54
Change in fair value of interest rate derivatives	620	204	—
Interest expense	(64,979)	(65,064)	(2)
Interest income	275	2,152	161

	(62,008)	(64,219)	213

Income (loss) before income taxes	149,481	(35,780)	23,349
Income tax (provision) benefit	(51,359)	5,742	(563)

Net income (loss)	$98,122	$(30,038)	$22,786

Weighted average common shares outstanding:
Basic	78,093,453	72,418,643	—
Diluted	82,692,945	72,418,643	—

Net income (loss) per common share:
Basic	$1.26	$(0.41)	$—
Diluted	$1.19	$(0.41)	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2009	December 31, 2008
ASSETS

Current
Cash and cash equivalents	$237,604	$22,518
Short-term investments	10,010	—
Receivables
Trade, less allowances of $1,074 and $961	190,561	220,204
Related parties	2,037	1,796
Other	36,547	4,937
Inventories	256,206	335,004
Deferred income taxes	—	5,318
Prepaid and other	7,648	6,289

	740,613	596,066

Property
Property and equipment, net	1,218,759	1,262,810
Fiber farms and deposits	17,208	14,651

	1,235,967	1,277,461

Deferred financing costs	63,851	72,570
Intangible assets, net	33,047	35,075
Other assets	7,881	7,114

Total assets	$2,081,359	$1,988,286

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets (continued)

(unaudited, in thousands, except share and per-share data)

	September 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$22,235	$25,822
Income taxes payable	340	841
Accounts payable
Trade	165,780	177,157
Related parties	3,512	3,107
Accrued liabilities
Compensation and benefits	67,573	44,488
Interest payable	163	184
Other	22,679	17,402

	282,282	269,001

Debt
Long-term debt, less current portion	932,517	1,011,628
Notes payable	74,788	66,606

	1,007,305	1,078,234

Other
Deferred income taxes	44,481	8,907
Compensation and benefits	151,428	149,691
Other long-term liabilities	45,618	33,007

	241,527	191,605

Commitments and contingent liabilities

Stockholders’ Equity
Preferred stock, $.0001 par value per share:	—	—
1,000,000 shares authorized; none issued
Common stock, $.0001 par value per share:	8	8
250,000,000 shares authorized; 84,434,691 shares and 79,716,130 shares issued and outstanding
Additional paid-in capital	577,782	575,151
Accumulated other comprehensive income (loss)	(85,636)	(85,682)
Retained earnings (accumulated deficit)	58,091	(40,031)

Total stockholders’ equity	550,245	449,446

Total liabilities and stockholders’ equity	$2,081,359	$1,988,286

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Boise Inc.		Predecessor
	Nine Months Ended September 30		January 1 Through February 21, 2008
	2009	2008
Cash provided by (used for) operations
Net income (loss)	$98,122	$(30,038)	$22,786
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	107,471	83,803	477
Share-based compensation expense	2,631	1,934	—
Related-party interest expense	—	2,760	—
Notes payable interest expense	8,182	2,989	—
Pension and other postretirement benefit expense	6,605	7,128	1,826
Deferred income taxes	42,667	(5,742)	11
Change in fair value of energy derivatives	(4,902)	7,471	(37)
Change in fair value of interest rate derivatives	(620)	(204)	—
(Gain) loss on sales of assets, net	395	4	(943)
Other	(2,076)	1,511	(54)
Decrease (increase) in working capital, net of acquisitions
Receivables	1,628	(1,851)	(23,522)
Inventories	79,004	(20,660)	5,343
Prepaid expenses	(462)	(5,400)	875
Accounts payable and accrued liabilities	18,436	29,869	(10,718)
Current and deferred income taxes	7,991	(1,488)	335
Pension and other postretirement benefit payments	(7,204)	(291)	(1,826)
Other	1,779	(3,388)	2,326

Cash provided by (used for) operations	359,647	68,407	(3,121)

Cash provided by (used for) investment
Acquisition of businesses and facilities	(543)	(1,215,641)	—
Cash released from (held in) trust, net	—	403,989	—
Expenditures for property and equipment	(53,562)	(58,928)	(10,168)
Purchases of short-term investments	(13,792)	—	—
Maturities of short-term investments	3,774	—	—
Sales of assets	639	241	17,662
Other	1,621	(1,838)	863

Cash provided by (used for) investment	(61,863)	(872,177)	8,357

Cash provided by (used for) financing
Issuances of long-term debt	10,000	1,105,700	—
Payments of long-term debt	(92,698)	(60,500)	—
Payments to stockholders for exercise of conversion rights	—	(120,170)	—
Payments of deferred financing fees	—	(81,898)	—
Payments of deferred underwriters fees	—	(12,420)	—
Net equity transactions with related parties	—	—	(5,237)

Cash provided by (used for) financing	(82,698)	830,712	(5,237)

Increase (decrease) in cash and cash equivalents	215,086	26,942	(1)

Balance at beginning of the period	22,518	186	8

Balance at end of the period	$237,604	$27,128	$7

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

The following sets forth our corporate structure following the Acquisition:

Boise Inc., headquartered in Boise, Idaho, operates its business in three reportable segments: Paper, Packaging, and Corporate and Other (support services). We manufacture packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp.

The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the nine months ended September 30, 2008, include our activities prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through September 30, 2008. The Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the period of January 1 through February 21, 2008, of the Predecessor are presented for comparative purposes.

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

Subsequent Events

We have evaluated subsequent events relating to these consolidated financial statements and footnotes through November 3, 2009, the date we filed our third-quarter Form 10-Q with the SEC. See Note 14, Debt, for disclosure of subsequent events.

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

3. Alternative Fuel Mixture Credits, Net

The United States (U.S.) Internal Revenue Code allows an excise tax credit for taxpayers who use alternative fuels in the taxpayer’s trade or business. Each year, under normal operating conditions, we produce and use approximately 500 million gallons of liquid fuel (black liquor) produced from biomass to provide energy to four of our five paper mills. The credit, equal to $0.50 per gallon of the alternative fuel mixture, is refundable to the taxpayer. In first quarter 2009, we filed to be registered as an alternative fuel mixer and, in April, received notification that the registration was approved by the Internal Revenue Service. We became eligible to claim credits for black liquor produced at our four pulp and paper mills beginning at various dates from late January to late March 2009. Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture credit, we are reasonably assured that the credit for the alternative fuel mixture used by us through September 30, 2009, has been earned and will be collected from the U.S. government. Accordingly, during the three and nine months ended September 30, 2009, we recorded $59.6 million and $134.9 million, respectively, in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income (Loss). As of September 30, 2009, we recorded a receivable of $29.2 million in “Receivables, Other” on our Consolidated Balance Sheet for alternative fuel mixture credits. The credits are scheduled to expire on December 31, 2009.

4. Net Income (Loss) Per Common Share

For the three and nine months ended September 30, 2009 and 2008, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net income (loss) per share is calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(thousands, except per-share data)

Net income (loss)	$48,155	$4,383	$98,122	$(30,038)

Weighted average number of common shares for basic net income (loss) per share	78,635	77,260	78,093	72,419
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a)	—	—	—	—
Restricted stock and restricted stock units (b)	5,606	1,179	4,600	—

Weighted average number of shares for diluted net income (loss) per share	84,241	78,439	82,693	72,419

Net income (loss) per share:
Basic	$0.61	$0.06	$1.26	$(0.41)

Diluted (a) (b)	$0.57	$0.06	$1.19	$(0.41)

(a)	For the three and nine months ended September 30, 2009 and 2008, warrants to purchase 44.4 million shares of common stock were not included in the computation of diluted net income (loss) per share, because the exercise price exceeded the average market price of our common stock.

(b)	For the nine months ended September 30, 2008, unvested restricted stock and restricted stock units were not included in the computation of diluted net loss per share, because inclusion of these amounts would be antidilutive.

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

Boise Inc. and the Predecessor provided transportation services to Boise Cascade. For the three and nine months ended September 30, 2009, we recorded $0.6 million and $1.9 million, respectively, of sales for transportation services, and for the three and nine months ended September 30, 2008, we recorded $1.1 million and $2.8 million, respectively. The Predecessor recorded $0.6 million of sales for transportation services during the period of January 1 through February 21, 2008.

The Predecessor sold $10.8 million of wood to Boise Cascade’s wood products business during the period of January 1 through February 21, 2008. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). Subsequent to the Acquisition, Louisiana Timber Procurement Company, L.L.C. (LTP), a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade, began selling wood to Boise Cascade and Boise Inc. at prices designed to approximate market prices. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP; therefore, we fully consolidate LTP in our financial statements. During the three and nine months ended September 30, 2009, we recorded $5.0 million and $21.4 million, respectively, of sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income (Loss) and approximately the same amount of expenses in “Materials, labor, and other operating expenses.” During the three and nine months ended September 30, 2008, we recorded $17.4 million and $44.1 million, respectively, of sales to Boise Cascade.

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three and nine months ended September 30, 2009, we recognized $3.9 million and $11.1 million, respectively, and for the three and nine months ended September 30, 2008, we recognized $3.7 million and $9.1 million, respectively, in “Sales, Related parties” and the same amounts in “Costs and expenses” in our Consolidated Statements of Income (Loss) related to this agreement.

Related-Party Costs and Expenses

Boise Inc. and the Predecessor purchased fiber from related parties at prices that approximated market prices. During the three and nine months ended September 30, 2009, fiber purchases from related parties were $10.3 million and $25.0 million, respectively. Fiber purchases from related parties were $21.2 million and $46.9 million during the three and nine months ended September 30, 2008, and $7.7 million during the Predecessor period of January 1 through February 21, 2008. Most of these purchases related to chip and log purchases from Boise Cascade’s wood products business. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss).

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

During the three and nine months ended September 30, 2008, we recorded zero and $2.8 million, respectively, of related-party interest expense in “Interest expense” in our Consolidated Statements of Income (Loss). This expense is related to the subordinated promissory note we issued to Boise Cascade in connection with the Acquisition. After the Acquisition, the note was transferred to parties unrelated to Boise Cascade or to us. Accordingly, we no longer record the note as a related-party note on our Consolidated Balance Sheet. At September 30, 2009, and December 31, 2008, we had $74.8 million and $66.6 million, respectively, recorded in “Notes payable” on our Consolidated Balance Sheets.

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

6. Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (in thousands):

	Boise Inc.				Predecessor
	Three Months Ended September 30		Nine Months Ended September 30		January 1 Through February 21, 2008
	2009	2008	2009	2008

Sales of assets, net	$385	$24	$395	$4	$(941)
Other, net (a)	1,325	(60)	3,988	(164)	(48)

	$1,710	$(36)	$4,383	$(160)	$(989)

(a)	The three and nine months ended September 30, 2009, included $1.0 million and $2.9 million, respectively, of expense related to the indefinite idling of the #2 newsprint machine (D-2) at our mill in DeRidder, Louisiana, which was recorded in our Packaging segment. These charges included severance costs, preservation and maintenance costs, and other miscellaneous costs related to the D-2 idling. The D-2 indefinite idling resulted in the termination of 15 salaried employees at the DeRidder mill, as well as 95 hourly employees, some of whom have filled other positions within the Company, while the remaining are on layoff status as of September 30, 2009. We employ approximately 430 employees at the mill after idling D-2. At September 30, 2009, we had $0.2 million of severance liabilities recorded in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheet. We expect to pay the remainder of these severance costs by first quarter 2010.

7. Income Taxes

For the three and nine months ended September 30, 2009, our effective tax rate was 34.8% and 34.4%, respectively. During both of these periods, the primary reason for the difference from the federal statutory income tax rate of 35.0% was the release of valuation allowances recorded in the prior year because of expected taxable income in the current year. For the three months ended September 30, 2008, the effective tax rate was not meaningful. For the nine months ended September 30, 2008, the effective tax benefit rate was 16.05%. The primary reason for the difference from the federal statutory income tax rate is nondeductible permanent items.

During the Predecessor period of January 1 through February 21, 2008, the majority of the Predecessor businesses and assets were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. For the separate Predecessor subsidiaries that are taxed as corporations, the effective tax rate was 37.6%. During this period, the primary reason for the difference from the federal statutory income tax rate was the effect of state income taxes.

For the three and nine months ended September 30, 2009, we recorded $25.7 million and $51.4 million of income tax expense. In 2009, we expect to release all of our valuation allowances recorded against our 2008 net operating losses because of expected taxable income in the current year.

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

During the nine months ended September 30, 2009, cash paid for taxes, net of refunds was $0.6 million. During the nine months ended September 30, 2008, cash paid for taxes, net of refunds, was $1.9 million. During the Predecessor period of January 1 through February 21, 2008, cash paid for taxes, net of refunds, was not material.

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

We recognize tax liabilities, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. For the three and nine months ended September 30, 2009, we increased the amount of our unrecognized tax benefit by $29.5 million and $60.2 million, respectively, which was charged to income tax expense, as a result of excluding the alternative fuel mixture credits from income for tax purposes. If recognized, this unrecognized tax benefit would affect our effective tax rate. Exclusion of the alternative fuel mixture credits generated a deferred tax benefit of $29.7 million and $51.7 million, respectively, for the three and nine months ended September 30, 2009 (primarily a net operating loss carry-forward).

We have determined that there is a reasonable basis to exclude the alternative fuel mixture credit from taxable income. Accordingly, $51.7 million of the $60.2 million is recorded as a credit to our long-term deferred taxes to eliminate the benefit associated with the uncertain tax position. The remaining $8.6 million is recorded in “Other long-term liabilities” on our Consolidated Balance Sheet. Additional guidance may be issued by the Internal Revenue Service (IRS) in the next twelve months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded.

We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense related to uncertain tax positions was immaterial for the three and nine months ended September 30, 2009. Accrued interest related to uncertain tax positions was immaterial as of September 30, 2009, and December 31, 2008. We did not record any penalties associated with our uncertain tax positions during the three and nine months ended September 30, 2009.

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

	Boise Inc.				Predecessor
	Three Months Ended September 30		Nine Months Ended September 30		January 1 Through February 21, 2008
	2009	2008	2009	2008

Rental expense	$4,452	$4,153	$12,239	$9,298	$2,044

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $3.1 million for the remainder of 2009, $12.3 million in 2010, $11.5 million in 2011, $10.5 million in 2012, $8.2 million in 2013, and $6.9 million in 2014, with total payments thereafter of $19.2 million. Minimum sublease rental income received in the future is not expected to be material, and future minimum payment requirements have not been reduced by any sublease rental income.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging seven years, with fixed payment terms similar to those in the original lease agreements.

9. Receivables

We have a large, diversified customer base; however, we sell a large portion of our paper sales volume to OfficeMax. Sales to OfficeMax represent a concentration in the volume of business transacted and a concentration of credit risk. During the three and nine months ended September 30, 2009, sales to OfficeMax were $132.5 million and $412.6 million, respectively, and represented approximately 26% and 28% of our total sales for these periods. During the three and nine months ended September 30, 2008, sales to OfficeMax were $147.4 million and $357.5 million, respectively, and represented approximately 23% and 24% of total sales for these periods. At September 30, 2009, and December 31, 2008, we had $35.3 million and $30.3 million, respectively, of accounts receivable due from OfficeMax.

Until early 2009, we marketed our newsprint exclusively through Abitibi-Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. We terminated this agreement in early 2009, and we now market newsprint directly to customers using our own sales organization. At September 30, 2009, and December 31, 2008, we had $8.7 million and $32.4 million, respectively, of receivables due from ACSC. The amount ACSC owes us is less than the amount we owe ACSC and other affiliates of AbitibiBowater. In April 2009, AbitibiBowater announced that certain of its U.S. and Canadian subsidiaries have filed voluntary petitions in the U.S. under Chapter 11 of the United States Bankruptcy Code. In addition, several of AbitibiBowater’s Canadian subsidiaries have obtained an order from the Quebec Superior Court in Canada for creditor protection pursuant to the Companies’ Creditors Arrangement Act. The Fort Frances, Ontario, pulp mill, which is owned by AbitibiBowater, is a major supplier of purchased pulp to our International Falls, Minnesota, mill. The impact of the bankruptcy proceedings on the operations of the Fort Frances pulp mill is uncertain; however, due to the availability of alternative sources of pulp fiber, we do not anticipate at this time a significant impact on the mill operations at International Falls. It is uncertain what effect the reorganization will have on our ability to collect all or some of the receivables owed to us by the various AbitibiBowater entities.

10. Inventories

Inventories include the following:

	September 30, 2009	December 31, 2008
	(thousands)

Finished goods	$122,218	$173,029
Work in process	28,642	37,582
Fiber	29,879	41,241
Other raw materials and supplies	75,467	83,152

	$256,206	$335,004

11. Property and Equipment, Net

Property and equipment consist of the following asset classes:

	September 30, 2009	December 31, 2008
	(thousands)

Land and land improvements	$31,875	$31,875
Buildings and improvements	197,202	187,892
Machinery and equipment	1,151,799	1,113,572
Construction in progress	27,725	29,833

	1,408,601	1,363,172
Less accumulated depreciation	(189,842)	(100,362)

	$1,218,759	$1,262,810

12. Intangible Assets

Intangible assets represent primarily the values assigned to trademarks and trade names, customer relationships, and technology in connection with the Acquisition. Customer relationships are amortized over approximately ten years, and technology is amortized over approximately five years. Trademarks and trade names are not amortized. During the three and nine months ended September 30, 2009, intangible asset amortization was $0.7 million and $2.1 million. During the three and nine months ended September 30, 2008, and during the Predecessor period of January 1 through February 21, 2008, intangible asset amortization was $0.8 million, $1.5 million, and zero, respectively. Our estimated amortization expense is $0.7 million for the remainder of 2009, $2.8 million in each of 2010 and 2011, $2.7 million in 2012, $1.6 million in 2013, and $1.4 million in 2014.

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(2,169)	11,531
Technology and other	6,895	(2,179)	4,716

	$37,395	$(4,348)	$33,047

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(1,142)	12,558
Technology and other	6,860	(1,143)	5,717

	$37,360	$(2,285)	$35,075

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

At September 30, 2009, and December 31, 2008, we had $15.1 million and $14.3 million, respectively, of asset retirement obligations recorded on the Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for the nine months ended September 30, 2009, and for the year ended December 31, 2008:

	September 30, 2009	December 31, 2008
	(thousands)

Asset retirement obligation at beginning of period	$14,283	$—
Asset retirement liability recorded in the purchase price allocation	—	13,655
Liabilities incurred	—	58
Accretion expense	879	921
Payments	(107)	(542)
Revisions in estimated cash flows	—	191

Asset retirement obligation at end of period	$15,055	$14,283

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

14. Debt

Subsequent Event—Debt Issuance and Restructuring

In October 2009, two of our wholly owned subsidiaries, Boise Paper Holdings, L.L.C., and Boise Finance Company (a new entity created to facilitate debt issuance), issued $300.0 million of senior unsecured notes in a private offering. The notes are due in November 2017 and bear interest at a rate of 9.0%. We have used the proceeds from this offering and cash on hand for the following purposes:

•	Repay $75.0 million of our Tranche A and Tranche B term loan facilities at par;

•	Repurchase all of our $260.7 million second lien term loans at 113% of face value; and

•	Exercise the option we entered into on August 4, 2009, to repurchase and retire the $74.8 million notes payable at 70% of face value.

In connection with the issuance we also entered into amendments to our senior secured credit facilities. These amendments permit us to incur $300.0 million of new senior unsecured notes, repurchase all of the second lien term loans, repurchase and retire the notes payable, and modify certain of our financial covenants. The financial covenant modifications change our total net debt leverage ratio to 4.75:1:00, stepping down to 4.50:1.00 at September 30, 2011. We also have a new first lien secured leverage ratio of 3.25:1:00, stepping down to 3.00:1.00 at September 30, 2011. We are evaluating the impact of the debt restructuring as it relates to the potential write-off of previously deferred, unamortized financing costs related to our second lien facilities.

The sources and uses of cash related to the transaction described above include the following (in thousands):

Sources
Cash	$141,854
Senior notes	300,000

$441,854

Uses
Prepay Tranche A term loan	$30,625
Prepay Tranche B term loan	44,375
Repurchase second lien at 113%	294,591
Repurchase notes payable at 70%	52,924
Interest expense	1,980
Original issue discount	2,109
Fees and expenses	15,250

$441,854

After giving effect to the transaction, our long-term debt consists of the following (in thousands):

Revolving credit facility, due 2013	$—
Tranche A term loan, due 2013	206,875
Tranche B term loan, due 2014	412,177
Second lien term loan, due 2015	—
Senior notes, due 2017	300,000

$919,052

Additionally, after consideration of the sources and uses of cash from the transaction, our pro forma cash balance at September 30, 2009, would be $105.8 million.

Senior Secured Credit Facilities and Notes Payable

At September 30, 2009, and December 31, 2008, our long-term debt and the interest rates on that debt consisted of the following:

	September 30, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate
	(thousands)		(thousands)

Revolving credit facility, due 2013	$—	—%	$60,000	4.33%
Tranche A term loan, due 2013	237,500	3.25%	245,313	4.75%
Tranche B term loan, due 2014	456,552	5.75%	471,437	5.75%
Second lien term loan, due 2015	260,700	9.25%	260,700	9.25%
Current portion of long-term debt	(22,235)	3.64%	(25,822)	5.33%

Long-term debt, less current portion	932,517	6.14%	1,011,628	6.34%
Current portion of long-term debt	22,235	3.64%	25,822	5.33%

	954,752	6.08%	1,037,450	6.31%

15.75% notes payable, due 2015	74,788	15.75%	66,606	15.75%

	$1,029,540		$1,104,056

As of September 30, 2009, and December 31, 2008, our senior secured credit facilities consisted of the following:

•

The Revolving Credit Facility: A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus an applicable margin, which is currently 300 basis points, or a calculated base rate plus an applicable margin, which is currently 200 basis points (collectively with the Tranche A Term Loan Facility and the Tranche B Term Loan Facility, the First Lien Facilities).

•

The Tranche A Term Loan Facility: A five-year amortizing $250.0 million senior secured Tranche A term loan facility with interest at LIBOR plus an applicable margin, which is currently 300 basis points, or a calculated base rate plus an applicable margin, which is currently 200 basis points.

•

The Tranche B Term Loan Facility: A six-year amortizing $475.0 million senior secured Tranche B term loan facility with interest at LIBOR (subject to a floor of 4.00%) plus 350 basis points or a calculated base rate plus 250 basis points.

•

The Second Lien Facility: A seven-year nonamortizing $260.7 million second lien term loan facility with interest at LIBOR (subject to a floor of 5.50%) plus 700 basis points or a calculated base rate plus 600 basis points (together with the First Lien Facilities, the Credit Facilities).

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a calculated base rate or adjusted Eurodollar rate. The calculated base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. The adjusted Eurodollar rate means LIBOR rounded to the nearest 1/16 of 1.0% and adjusted for any applicable reserve requirements. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. The Company also pays letter of credit fees of 300 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

At September 30, 2009, and December 31, 2008, we had zero and $60.0 million of borrowings outstanding under the Revolving Credit Facility. For the nine months ended September 30, 2009, and the year ended December 31, 2008, the average interest rates for our borrowings under our Revolving Credit Facility were 3.7% and 6.0%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $60.0 million for the nine months ended September 30, 2009, and were zero and $80.0 million for the year ended December 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the nine months ended September 30, 2009 and 2008, was $11.4 million and $60.2 million, respectively. At September 30, 2009, we had availability of $225.8 million, which is net of outstanding letters of credit of $24.2 million. At December 31, 2008, we had availability of $163.6 million, which was net of outstanding letters of credit of $26.4 million.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default, and indemnification customary for loan agreements for similar leveraged acquisition financings and other representations and warranties, covenants, and events of default deemed by the administrative agents of the Credit Facilities, as applicable, to be appropriate for the specific transaction.

Covenants

As of September 30, 2009, the First and Second Lien Facilities required BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain financial covenant ratios. At September 30, 2009, Holdings was required to maintain a minimum interest coverage ratio of 2.50:1.00 and a maximum leverage ratio of 4.00:1.00 under the First Lien Facilities. Under the Second Lien Facility, Holdings was required to maintain a maximum leverage ratio of 4.25:1.00 at September 30, 2009. The minimum interest coverage ratio requirement remains 2.50:1.00 throughout the term of the loan.

The interest coverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period then ended to (ii) consolidated interest expense payable in cash for such four-fiscal-quarter period. The leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total debt as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. Consolidated total debt excludes aggregate cash and cash equivalents and short-term investment balances in excess of $35 million. As of September 30, 2009, differences between our financial statements and Holdings’ financial statements were related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, income taxes, and other miscellaneous expenses.

The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year. However, this amount may increase up to an additional $75 million per year if we had less than $150 million of capital expenditures in the previous fiscal year. We may also spend $125 million a year, up to an aggregate of $200 million, for permitted acquisitions under the terms of our Credit Facilities.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. After giving effect to the debt issuance and restructuring transactions described above, debt principal repayments, excluding those from excess cash flows, are expected to be $3.1 million during the remainder of 2009, $26.5 million in 2010, $48.4 million in 2011, $134.3 million in 2012, $13.1 million in 2013, $393.6 million in 2014, and $300.0 million thereafter.

Notes Payable

In connection with the Acquisition, we issued a $58.3 million, 15.75% subordinated promissory note. At September 30, 2009, the outstanding balance of our notes payable was $74.8 million. In October 2009, we exercised the option we entered into on August 4, 2009, and repurchased our notes payable at 70% of face value.

Other

At September 30, 2009, and December 31, 2008, we had $63.9 million and $72.6 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $3.0 million and $8.7 million, respectively, of amortization expense for the three and nine months ended September 30, 2009, and $3.5 million and $6.5 million of amortization expense for the three and nine months ended September 30, 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At September 30, 2009, we had $954.7 million of variable-rate debt outstanding, of which $610.0 million was hedged using interest rate derivatives. At September 30, 2009, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 15, Financial Instruments.

For the nine months ended September 30, 2009 and 2008, cash payments for interest, net of interest capitalized, were $47.1 million and $51.6 million, respectively. No payments were made during the Predecessor period of January 1 through February 21, 2008.

15. Financial Instruments

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates.

Interest Rate Risk—Debt

At September 30, 2009, with the exception of the 15.75% notes payable maturing in August 2015, our debt is variable-rate debt. The estimated value of the notes payable, based on then-current interest rates for similar obligations with like maturities, was approximately $19.5 million less than the amount recorded on our Consolidated Balance Sheet. At September 30, 2009, the estimated value of our variable-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $145.2 million less than the amount recorded on our Consolidated Balance Sheet. The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At September 30, 2009, we had $954.7 million of variable-rate debt outstanding, $610.0 million of which was hedged using interest rate derivatives. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our Second Lien Facility. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B Term Loan Facility with a LIBOR cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

First Lien Facilities. We account for the interest rate derivatives that hedge part of the interest rate risk on our Tranche B Term Loan Facility as economic hedges. These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009, a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At September 30, 2009, we recorded the fair value of the interest rate derivatives, or $0.3 million, in “Other assets” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2009, we recorded the change in fair value of these derivatives, or $0.1 million and $0.4 million of income in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss). During the three and nine months ended September 30, 2009, we recorded $0.1 million and $0.4 million in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

Effective December 31, 2008, we began utilizing the calculated base rate plus 250 basis points on the Tranche B Term Loan Facility rather than LIBOR plus 350 basis points (subject to a floor of 4.00%), which was used prior to December 31, 2008. As the interest rate on this debt no longer matched the rate on the interest rate derivatives used to hedge a portion of that debt, we no longer designated the interest rate derivatives as cash flow hedges and account for them as economic hedges. The amounts recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet are being amortized to interest expense over the remaining life of the interest rate derivatives. During the three and nine months ended September 30, 2009, we amortized $0.1 million and $0.4 million of the amounts recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet to “Interest expense” in our Consolidated Statements of Income (Loss). Changes in the fair value of these derivatives are recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss).

Second Lien Facility. We account for the interest rate derivatives with a notional amount of $260.0 million that hedge our exposure to interest rate fluctuations on our Second Lien Facility as economic hedges. At September 30, 2009, we recorded the fair value of the interest rate derivatives, or $0.1 million, in “Other assets” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2009, we recorded the change in fair value of these derivatives, or $0.1 million and $0.2 million, respectively, of income, in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss). During the three and nine months ended September 30, 2009, we recorded $0.1 million and $0.2 million, respectively, in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

Interest Rate Risk—Investments

Our exposure to market risk for changes in interest rates also relates to our cash, cash equivalents, and short-term investments. As of September 30, 2009, our cash, cash equivalents, and short-term investments consisted primarily of funds invested in money market accounts and certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). As the interest rates on a significant portion of our cash, cash equivalents, and short-term investments are variable, a change in interest rates earned would affect interest income along with cash flows but would not have a significant impact on the fair market value of the related underlying instruments.

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

The components of cash, cash equivalents, and short-term investments as of and for the nine months ended September 30, 2009, are as follows:

	Nine Months Ended September 30, 2009
	Cost Basis	Accrued Interest	Unrealized Gains (Losses)	Recorded Basis	Cash and Cash Equivalents	Short-Term Investments
	(thousands)

Cash	$13,758	$—	$—	$13,758	$13,758	$—
Money market accounts	223,846	—	—	223,846	223,846	—
Certificates of deposit	10,000	18	(8)	10,010	—	10,010

Total	$247,604	$18	$(8)	$247,614	$237,604	$10,010

At September 30, 2009, net unrealized losses of $8,000 are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2009, $3.8 million of certificates of deposit matured, all of which we subsequently reinvested. At September 30, 2009, we did not have any investments in individual securities that had been in a continual unrealized loss position for more than 12 months. The unrealized losses at September 30, 2009, represent a temporary condition due to the high quality of the investment securities, and we expect to recover the par value of these investments.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of September 30, 2009, we had entered into derivative instruments related to approximately 90% of our forecasted natural gas purchases for October 2009, approximately 50% of our forecasted natural gas purchases for November 2009 through March 2010, approximately 50% of our forecasted natural gas purchases for April 2010 through October 2010, approximately 14% of our forecasted natural gas purchases for November 2010 through March 2011, and approximately 3% of our forecasted natural gas purchases for April 2011 through October 2011. At September 30, 2009, these derivatives included three-way collars and call spreads.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. The strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following table summarizes our position related to these instruments as of September 30, 2009, in millions of British thermal units (mmBtu) per day:

	Three-Way Collars
	October 2009			November 2009 Through March 2010

Volume hedged (mmBtu/day)	1,000	7,000	6,000	6,000	8,500	4,000

Strike price of call sold	$14.00	$12.00	$9.25	$12.00	$12.00	$11.00
Strike price of call bought	11.00	9.00	6.25	9.00	9.00	8.00
Strike price of put sold	6.50	6.50	3.94	6.50	5.35	4.60
Three-way collar premium	0.10	0.18	—	0.17	—	—

Approximate percent hedged	3%	23%	20%	16%	23%	11%

	Three-Way Collars
	April 2010 Through October 2010		November 2010 Through March 2011	April 2011 Through October 2011

Volume hedged (mmBtu/day)	5,500	9,500	4,000	1,000

Strike price of call sold	$12.00	$11.00	$11.00	$11.00
Strike price of call bought	9.00	8.00	8.00	8.00
Strike price of put sold	5.90	5.03	5.66	5.33
Three-way collar premium	—	—	—	—

Approximate percent hedged	18%	32%	11%	3%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price, less the difference between the purchased call and the written call strike price, plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of September 30, 2009:

	Call Spreads
	October 2009		November 2010 Through March 2011

Volume hedged (mmBtu/day)	10,000	3,000	1,000

Strike price of call sold	$15.00	$9.00	$11.00
Strike price of call bought	10.50	6.25	8.00
Net cap premium	0.84	0.18	0.62

Approximate percent hedged	33%	10%	3%

We have elected to account for these instruments as economic hedges. At September 30, 2009, we recorded the fair value of the derivatives, or $2.4 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2009, we recorded the change in fair value of the instruments, or $3.6 million and $4.9 million of income, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of September 30, 2009.

Fair Value Measurements

We record our financial assets and liabilities, which consist of cash equivalents, short-term investments, and derivative financial instruments that are used to hedge exposures to interest rate and energy risks, at fair value. In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices and third-party valuations utilizing underlying asset assumptions (Level 3).

At September 30, 2009, fair value for these financial instruments was determined based on applicable interest rates, such as LIBOR, interest rate curves, and NYMEX price quotations under the terms of the contracts, using current market information as of the reporting date. The following table provides a summary of our assets and liabilities measured at fair value on a recurring basis and the inputs used to develop these estimated fair values under the hierarchy discussed above:

	Fair Value Measurements at September 30, 2009, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(thousands)

Assets:
Money market accounts (a)	$223,846	$223,846	$—	$—
Certificates of deposit (b)	10,010	10,010	—	—
Interest rate derivatives (c)	395	—	395	—

	$234,251	$233,856	$395	$—

Liabilities:
Energy derivatives (d)	$2,422	$—	$2,422	$—

	$2,422	$—	$2,422	$—

(a)	Recorded in “Cash and cash equivalents” on our Consolidated Balance Sheet.

(b)	Recorded in “Short-term investments” on our Consolidated Balance Sheet.

(c)	Recorded in “Other assets” on our Consolidated Balance Sheet.

(d)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

As of September 30, 2009, we did not have any fair value measurements using significant unobservable inputs (Level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(thousands)

Derivatives designated as cash flow hedging instruments (a)
Interest rate contracts	Other assets	$—	Accrued liabilities	$—

Total derivatives designated as cash flow hedging instruments		$—		$—

Derivatives designated as economic hedging instruments (b)
Interest rate contracts	Other assets	$395	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	2,422

Total derivatives designated as economic hedging instruments		$395		$2,422

Total derivatives		$395		$2,422

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Three Months Ended September 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments (a)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(thousands)

Interest rate contracts	$—	Interest income/expense	$84	Interest rate contracts	Change in fair value of interest rate derivatives	$124

				Natural gas contracts	Materials, labor, and other operating expenses	3,624

	$—		$84			$3,748

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Nine Months Ended September 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments (a)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (b)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
(thousands)

Interest rate contracts	$—	Interest income/expense	$253	Interest rate contracts	Change in fair value of interest rate derivatives	$620

				Natural gas contracts	Materials, labor, and other operating expenses	4,902

	$—		$253			$5,522

(a)	As of September 30, 2009, we no longer have interest rate derivatives designated as cash flow hedges. The amounts recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet are being amortized to interest over the remaining life of the interest rate derivatives. During the three and nine months ended September 30, 2009, these derivatives were accounted for as economic hedges.

(b)	See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

16. New and Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value. This update provides amendments to FASB Accounting Standards Codification (FASB ASC) 820, Fair Value Measurements and Disclosure, for the fair value measurement of liabilities when a quoted price in an active market is not available. We will adopt ASU 2009-05 on October 1, 2009, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASU 2009-01), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, approving The FASB Accounting Standards Codification (Codification), which states that the Codification is the exclusive authoritative reference for U.S. generally accepted accounting principles (GAAP). The Codification does not change U.S. GAAP. We adopted ASU 2009-01 on September 15, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FASB ASC 810), which amends the consolidation guidance applicable to variable-interest entities (VIEs). SFAS No. 167 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In December 2008, the FASB issued FSP Financial Accounting Standard (FAS) 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets (FASB ASC 715). This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP will be effective for our 2009 Form 10-K. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FASB ASC 805), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 (FASB ASC 810). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. The business combination we entered into in 2009 was relatively small; accordingly, the adoption did not have a material impact on our financial position or results of operations. However, the accounting for future, potentially larger business combinations may be affected more by the adoption of the standards.

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

In December 2008, we amended our defined benefit pension plan for salaried employees (Salaried Plan). This amendment freezes the accumulation of benefits and years of service for participants of the Salaried Plan effective April 15, 2009. This amendment also freezes benefits in the Boise Inc. Supplemental Pension Plan (SUPP) and the Boise Inc. Supplemental Early Retirement Plan (SERP) for executive officers. Because the Salaried Plan has unrecognized losses, the curtailment gain associated with this amendment was applied to partially offset those losses. However, we have recognized a $2.9 million gain on our SUPP and SERP plans, because the curtailment gain exceeded our existing unrecognized losses. This gain was recognized in December 2008.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss are as follows (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008

Service cost	$1,915	$2,697	$1	$1
Interest cost	6,031	6,101	(7)	10
Expected return on plan assets	(5,735)	(5,959)	—	—
Amortization of actuarial (gain) loss	83	—	(672)	—
Amortization of prior service costs and other	9	—	—	—

Company-sponsored plans	2,303	2,839	(678)	11
Multiemployer plans	103	97	—	—

Net periodic benefit costs	$2,406	$2,936	$(678)	$11

	Pension Benefits			Other Benefits
	Boise Inc.		Predecessor	Boise Inc.		Predecessor
	Nine Months Ended September 30		January 1 Through February 21, 2008	Nine Months Ended September 30		January 1 Through February 21, 2008
	2009	2008		2009	2008

Service cost	$5,745	$6,526	$1,566	$2	$1	$—
Interest cost	18,104	14,764	3,458	55	26	18
Expected return on plan assets	(17,204)	(14,422)	(3,452)	—	—	—
Amortization of actuarial (gain) loss	249	—	(21)	(672)	—	(12)
Amortization of prior service costs and other	27	—	194	—	—	—

Company-sponsored plans	6,921	6,868	1,745	(615)	27	6
Multiemployer plans	299	233	75	—	—	—

Net periodic benefit costs	$7,220	$7,101	$1,820	$(615)	$27	$6

During the three and nine months ended September 30, 2009, net periodic pension expense included $0.1 million and $0.3 million of net loss that was amortized from “Accumulated other comprehensive income (loss).”

We made $5.5 million of contributions to our qualified pension plans during the nine months ended September 30, 2009. On October 15, 2009, we made an additional $5.5 million contribution to our qualified pension plans. We are not required to make further contributions to our plans in 2009, but we may choose to make further voluntary contributions during the year.

18. Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at September 30, 2009, and December 31, 2008.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, of which 84,434,691 shares were issued and outstanding at September 30, 2009. Of these shares outstanding, we issued 6,541,052 shares of restricted stock (discussed below).

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

Simultaneously with the consummation of the public offering, Aldabra 2 Acquisition Corp.’s chairman and chief executive officer privately purchased a total of 3,000,000 warrants (the Insider Warrants) at $1.00 per warrant (for an aggregate purchase price of $3,000,000). The amount paid for the Insider Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering, except that the Insider Warrants may not be called for redemption and may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At September 30, 2009, and December 31, 2008, 44,400,000 warrants were outstanding, including 3,000,000 Insider Warrants.

Restricted Stock and Restricted Stock Units

In our consolidated financial statements, we evaluate share-based compensation for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the three and nine months ended September 30, 2009, was zero.

Market-Condition Vesting Awards

In May 2008, members of management were granted 1.9 million shares of restricted stock, which are subject to market-based vesting restrictions. Of this 1.9 million, 0.7 million will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $10 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted average grant-date fair value of these awards was $2.03 per share. The remaining 1.2 million shares of restricted stock grants will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $12.50 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted average grant-date fair value of these awards was $1.57 per share. Any shares not vested on February 28, 2011, will be forfeited.

Service-Condition Vesting Awards

In March 2009, pursuant to the Plan, we granted to directors and members of management 4.6 million shares of restricted stock and 1.2 million restricted stock units (collectively restricted stock) subject to stockholder approval of the Plan Amendment described below. The 2.0 million shares of restricted stock granted to the directors vest on a pro rata basis through March 15, 2010. The grants to members of management vest as follows: one-fifth on March 15, 2010, one-fifth on March 15, 2011, and three-fifths on March 15, 2012, subject to EBITDA goals. Any shares not vested on or before March 15, 2012, will be forfeited. On April 23, 2009, our stockholders approved a Plan Amendment that increased the number of shares available for issuance under the Plan from 5,175,000 to 17,175,000.

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

Compensation Expense

We recognize compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the three and nine months ended September 30, 2009, we recognized $0.9 million and $2.6 million, respectively, of compensation expense, and during both the three and nine months ended September 30, 2008, we recognized $1.2 million and $1.9 million, respectively, of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income (Loss).

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

The equity grants that vest based on the stock price of Boise Inc. are market-condition grants. Because the market-based restrictions represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized for an award regardless of when, if ever, the market condition is satisfied. We determined the fair value on the date of grant of the market-condition awards that vest based on the stock price of Boise Inc. at $10 per share and $12.50 per share to be approximately $2.03 per share and $1.57 per share, respectively. The fair value of market-condition restricted stock or units is estimated at the grant date using a Monte Carlo simulation. We assumed a risk-free rate of 2.59%, an expected stock volatility of 58.60%, and a stock price for Boise Inc.’s common shares of $4.16 per share. The $4.16-per-share value is based on Boise Inc.’s closing stock price on the date of grant. Expense is recognized on a straight-line basis over the service period.

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of September 30, 2009, and changes during the period ended September 30, 2009:

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value
	(thousands)		(thousands)	(thousands)		(thousands)

Outstanding at January 1, 2008	—	$—	$—	—	$—	$—

Granted	1,185	4.16	4,927	1,929	1.75	3,368
Vested (a)	(30)	4.16	(125)	—	—	—
Forfeited	(12)	4.16	(48)	(13)	1.75	(23)

Outstanding at December 31, 2008 (b)	1,143	4.16	4,754	1,916	1.75	3,345

Granted	5,841	0.43	2,512	—	—	—
Vested (a)	(604)	4.16	(2,511)	—	—	—
Forfeited	(33)	1.67	(55)	(32)	1.75	(56)

Outstanding at September 30, 2009 (b)(c)	6,347	$0.74	$4,700	1,884	$1.75	$3,289

(a)	We repurchase for cash any fractional shares as they vest. During the year ended December 31, 2008, and the nine months ended September 30, 2009, we repurchased no shares and 24.33 shares, respectively.

(b)	Outstanding awards included all nonvested and nonforfeited awards.

(c)	The remaining weighted average contractual term is approximately 2.0 years for the service-condition awards and 1.5 years for the market-condition awards.

At September 30, 2009, we had approximately $3.2 million and $1.5 million, respectively, of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.3 years and 3.0 years for the service-condition and market-condition awards, respectively. Unrecognized compensation expense is calculated net of estimated forfeitures of $0.1 million. During the three and nine months ended September 30, 2009, we recognized $0.9 million and $2.6 million, respectively, of compensation expense, $0.6 million and $1.8 million of which related to the grant-date fair value of service-condition awards and $0.3 million and $0.8 million of which related to the market-condition awards. During the three and nine months ended September 30, 2008, we recognized $1.2 million and $1.9 million, respectively, of compensation expense, of which $0.8 million and $1.4 million related to the grant-date fair value of service-condition awards vested through September 30, 2008, and $0.3 million and $0.6 million related to the market-condition awards that generally vest on February 28, 2011.

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

19. Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (in thousands):

	Boise Inc.				Predecessor
	Three Months Ended September 30		Nine Months Ended September 30		January 1 Through February 21, 2008
	2009	2008	2009	2008

Net income (loss)	$48,155	$4,383	$98,122	$(30,038)	$22,786
Other comprehensive income (loss), net of tax
Cash flow hedges	51	(332)	449	178	—
Unfunded accumulated benefit obligation	(579)	—	(395)	—	—
Unrealized gains (losses) on short-term investments	(4)	—	(8)	—	—

Comprehensive income (loss)	$47,623	$4,051	$98,168	$(29,860)	$22,786

20. St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula, Washington, mills by a total of approximately 138,000 tons. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily lightweight opaque and flexible packaging papers. The #3 machine, which is owned by Cascades Tissue Group, also continues to operate. The permanent capacity reductions resulted in the loss of approximately 350 jobs at the St. Helens mill and 36 jobs in related sales, marketing, and logistics functions elsewhere in the Company. Some of these employees have been relocated to fill other positions within the Company. Eligible salaried employees were offered severance packages and outplacement assistance. We have concluded closure agreement negotiations for the affected union employees. We will employ approximately 140 employees at the mill after restructuring. At September 30, 2009, we had terminated approximately 360 employees.

During the three and nine months ended September 30, 2009, we recorded a pretax charge of $1.4 million and $6.2 million, respectively, associated with the restructuring in “St. Helens mill restructuring” in the Consolidated Statements of Income (Loss). These costs are recorded in our Paper segment. These charges included decommissioning costs and other miscellaneous costs related to the restructuring of the mill. At September 30, 2009, and December 31, 2008, we had $0.9 million and $8.4 million, respectively, of severance liabilities recorded in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheets. We expect to pay the majority of these severance costs during the remainder of 2009.

An analysis of total restructuring-related activity as of September 30, 2009, is as follows:

	Noncash Expense	Cash Expense (a)	Total Expenses
	(thousands)

Inventory write-down	$7,788	$—	$7,788
Asset write-down	19,825	—	19,825
Employee-related costs	—	8,433	8,433
Pension curtailment loss	1,165	—	1,165
Other	—	357	357

December 31, 2008	28,778	8,790	37,568

Decommissioning costs	—	5,554	5,554
Other	—	629	629

September 30, 2009	—	6,183	6,183

Total activity as of September 30, 2009	$28,778	$14,973	$43,751

(a)	As of September 30, 2009, cash payments totaled $14.1 million, of which $0.4 million was paid in 2008.

We expect to spend approximately $6.3 million during 2009, $1.6 million in 2010, and $1.0 million in 2011 in decommissioning and other costs. During the three and nine months ended September 30, 2009, we spent $1.4 million and $6.2 million, respectively, for these costs, which are recorded in “St. Helens mill restructuring” in our Consolidated Statements of Income (Loss). These expenses are recorded when the liability is incurred.

21. Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Annual Report on Form 10-K.

An analysis of operations by segment is as follows:

Boise Inc.

	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
Three Months Ended September 30, 2009	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$351.1	$—	$14.9	$366.0	$78.3	(a)(c)(d)	$21.2	$99.4	(a)(c)(d)
Packaging	144.9	5.0	0.6	150.5	22.3	(a)(b)(d)	10.7	33.0	(a)(b)(d)
Corporate and Other	2.8	4.5	9.3	16.6	(5.5)	(a)	1.0	(4.4	)(a)

	498.8	9.5	24.8	533.1	95.1		32.9	128.0

Intersegment eliminations	—	—	(24.8)	(24.8)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.1		—	—
Interest expense	—	—	—	—	(21.4)		—	—
Interest income	—	—	—	—	0.1		—	—

	$498.8	$9.5	$—	$508.3	$73.9		$32.9	$128.0

Boise Inc.

	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
Three Months Ended September 30, 2008	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$412.9	$—	$18.1	$431.0	$25.3	(e)	$24.1	$49.4	(e)
Packaging	194.4	17.4	1.1	212.9	10.1	(e)(f)	6.3	16.4	(e)(f)
Corporate and Other	3.6	4.8	12.3	20.7	(5.8)		1.0	(4.7)

	610.9	22.2	31.5	664.6	29.6		31.4	61.1

Intersegment eliminations	—	—	(31.5)	(31.5)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	(0.3)		—	—
Interest expense	—	—	—	—	(27.5)		—	—
Interest income	—	—	—	—	0.2		—	—

	$610.9	$22.2	$—	$633.1	$2.0		$31.4	$61.1

Boise Inc.

	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
Nine Months Ended September 30, 2009	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$1,030.5	$—	$43.9	$1,074.4	$187.6	(a)(c)(d)	$63.6	$251.2	(a)(c)
Packaging	414.6	21.4	1.8	437.8	43.7	(a)(b)(d)	31.1	74.9	(a)(b)(d)
Corporate and Other	8.5	12.9	25.6	47.0	(17.7)	(a)	3.1	(14.7)	(a)

	1,453.6	34.3	71.3	1559.2	213.6		97.8	311.3

Intersegment eliminations	—	—	(71.3)	(71.3)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.6		—	—
Interest expense	—	—	—	—	(65.0)		—	—
Interest income	—	—	—	—	0.3		—	—

	$1,453.6	$34.3	$—	$1,487.9	$149.5		$97.8	$311.3

Boise Inc.

	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
Nine Months Ended September 30, 2008	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$971.6	$—	$42.5	$1,014.1	$45.0	(e)	$50.1	$95.1	(e)
Packaging	443.1	44.1	2.7	489.9	(5.0)	(e)(f)	24.5	19.5	(e)(f)
Corporate and Other	8.8	11.9	29.1	49.8	(13.1)		2.3	(10.8)

	1,423.5	56.0	74.3	1,553.8	26.9		76.9	103.8

Intersegment eliminations	—	—	(74.3)	(74.3)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.2		—	—
Interest expense	—	—	—	—	(65.1)		—	—
Interest income	—	—	—	—	2.2		—	—

	$1,423.5	$56.0	$—	$1,479.5	$(35.8)		$76.9	$103.8

Predecessor

	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (g)
January 1 Through February 21, 2008	Trade	Related Parties	Inter- segment	Total
	(millions)

Paper	$154.4	$90.0	$9.1	$253.5	$20.7		$0.3	$21.1
Packaging	102.2	10.9	0.4	113.5	5.7	(f)	0.1	5.7	(f)
Corporate and Other	1.8	0.6	6.1	8.5	(3.2)		0.1	(3.1)

	258.4	101.5	15.6	375.5	23.2		0.5	23.7

Intersegment eliminations	—	—	(15.6)	(15.6)	—		—	—
Interest expense	—	—	—	—	—		—	—
Interest income	—	—	—	—	0.2		—	—

	$258.4	$101.5	$—	$359.9	$23.4		$0.5	$23.7

(a)	The three and nine months ended September 30, 2009, included $42.9 million and $99.9 million, respectively, of income recorded in the Paper segment, $19.4 million and $39.3 million, respectively, of income recorded in the Packaging segment, and $2.7 million and $4.3 million, respectively, of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

(b)	The three and nine months ended September 30, 2009, included $1.0 million and $2.9 million, respectively, of expense related to the indefinite idling of our D-2 newsprint machine at our mill in DeRidder, Louisiana, which was recorded in the Packaging segment.

(c)	The three and nine months ended September 30, 2009, included $1.4 million and $6.2 million, respectively, of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

(d)	The three and nine months ended September 30, 2009, included $3.6 million and $4.9 million, respectively, of income related to the impact of energy hedges, $2.9 million and $3.9 million of which was recorded in the Paper segment and $0.7 million and $1.0 million in the Packaging segment.

(e)	The three and nine months ended September 30, 2008, included zero and $10.2 million, respectively, of expense related to inventory purchase accounting adjustments, zero and $7.4 million of which was recorded in the Paper segment and zero and $2.8 million in the Packaging segment.

(f)	The three and nine months ended September 30, 2008, included zero and $19.8 million, respectively, of expense recorded in the Packaging segment related to the outage at the DeRidder, Louisiana, mill. The period of January 1 through February 22, 2008, included $0.7 million of expense recorded in the Packaging segment related to the outage at the DeRidder mill.

(g)	EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate derivatives, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA (in millions):

	Boise Inc.				Predecessor
	Three Months Ended September 30		Nine Months Ended September 30		January 1 Through February 21, 2008
	2009	2008	2009	2008

Net income (loss)	$48.2	$4.4	$98.1	$(30.0)	$22.8
Change in fair value of interest rate derivatives	(0.1)	0.3	(0.6)	(0.2)	—
Interest expense	21.4	27.5	65.0	65.1	—
Interest income	(0.1)	(0.2)	(0.3)	(2.2)	(0.2)
Income tax provision (benefit)	25.7	(2.4)	51.4	(5.7)	0.6
Depreciation, amortization, and depletion	32.9	31.4	97.8	76.9	0.5

EBITDA	$128.0	$61.1	$311.3	$103.8	$23.7

22. Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and utilities. Our lease commitments are discussed further in Note 8, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At September 30, 2009, our total obligation for log and fiber purchases under contracts with third parties was approximately $91.0 million. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contractual terms or current-quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contractual payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At September 30, 2009, we had approximately $30.9 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2008, or determined pursuant to contractual terms, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others. See Note 14, Debt, for a description of the guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

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

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with some general background related to our company and our operating segments followed by an overview of the effects of the “Debt Issuance and Restructuring,” “Acquisition of Boise Cascade’s Paper and Packaging Operations,” “Alternative Fuel Mixture Credits,” and the “St. Helens Mill Restructuring and DeRidder Machine Idling.” “Recent Trends and Operational Outlook” and “Factors That Affect Our Operating Results” are intended to give the reader an overview of goals and challenges, the direction of our business, and changes affecting our products. The analysis then reviews “Our Operating Results” followed by a discussion of our balance sheet, cash flows, and financial commitments in the section entitled “Liquidity and Capital Resources.”

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

The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the nine months ended September 30, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through September 30, 2008. The Predecessor Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the period of January 1 through February 21, 2008, are presented for comparative purposes.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at times refers to the combined activities of Boise Inc. and the Predecessor for each period specifically indicated, which we believe is the most useful comparison between periods. The Acquisition resulted in a new basis of accounting from those previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reported by the Predecessor. Finished goods inventories were revalued to estimated selling prices less costs of disposal and a reasonable profit on the disposal. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our purchase price allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

Our Segments

We operate our business in three reportable segments: Paper, Packaging, and Corporate and Other (support services). These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments.

Paper. Our Paper segment manufactures and sells uncoated freesheet (including commodity and premium cut-size office papers); a range of packaging papers (including corrugating medium, label and release papers, and flexible packaging papers); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. During the three and nine months ended September 30, 2009, approximately 39% and 41% of uncoated freesheet paper sales volume, including approximately 59% and 63% of the office papers sales volume, was sold to OfficeMax Incorporated (OfficeMax).

Packaging. Our Packaging segment manufactures and sells containerboard (linerboard) and newsprint from our mill in DeRidder, Louisiana. In March 2008, we completed a $23 million project on our linerboard machine in DeRidder, which reduced our exposure to fossil fuels and increased product capabilities. We also operate five corrugated container plants in the Northwest, a sheet plant in Reno, Nevada, and a sheet feeder plant in Waco, Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, and beverages, as well as industrial and consumer products. Our Texas plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our own sales personnel and by brokers.

Until early 2009, we marketed our newsprint through Abitibi-Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc., pursuant to an arrangement whereby ACSC purchased all of the newsprint we produce. ACSC sold our newsprint primarily in regional markets near our DeRidder, Louisiana, manufacturing facility. In late February 2009, we terminated our arrangement with ACSC. Beginning March 1, 2009, we started selling our newsprint production through our own sales organization, primarily to newspaper publishers in the southern and southwestern United States (U.S.).

Corporate and Other. Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor period presented, the Corporate and Other segment included primarily an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services include but are not limited to finance, accounting, legal, information technology, and human resources functions. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the three and nine months ended September 30, 2009, segment sales primarily related to our rail and truck business were $16.7 million and $47.1 million.

In connection with the Acquisition, we entered into an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three and nine months ended September 30, 2009, we recorded $3.9 million and $11.1 million in “Sales, Related parties” and the same amounts in “Costs and expenses” in our Consolidated Statements of Income (Loss) related to this agreement.

Debt Issuance and Restructuring

In October 2009, two of our wholly owned subsidiaries, Boise Paper Holdings, L.L.C., and Boise Finance Company (a new entity created to facilitate debt issuance), issued $300.0 million of senior unsecured notes in a private offering. The notes are due in November 2017 and bear interest at a rate of 9.0%. We have used the proceeds from this offering and cash on hand for the following purposes:

•	Repay $75.0 million of our Tranche A and Tranche B term loan facilities at par;

•	Repurchase all of our $260.7 million second lien term loans at 113% of face value; and

•	Exercise the option we entered into on August 4, 2009, to repurchase and retire the $74.8 million notes payable at 70% of face value.

In connection with the issuance we also entered into amendments to our senior secured credit facilities. These amendments permit us to incur $300.0 million of new senior unsecured notes, repurchase all of the second lien term loans, repurchase and retire the notes payable, and modify certain of our financial covenants. The financial covenant modifications change our total net debt leverage ratio to 4.75:1:00, stepping down to 4.50:1.00 at September 30, 2011. We also have a new first lien secured leverage ratio of 3.25:1:00, stepping down to 3.00:1.00 at September 30, 2011.

The sources and uses of cash related to the transaction described above include the following (in thousands):

Sources
Cash	$141,854
Senior notes	300,000

$441,854

Uses
Prepay Tranche A term loan	$30,625
Prepay Tranche B term loan	44,375
Repurchase second lien at 113%	294,591
Repurchase notes payable at 70%	52,924
Interest expense	1,980
Original issue discount	2,109
Fees and expenses	15,250

$441,854

After giving effect to the transaction, our long-term debt consists of the following (in thousands):

Revolving credit facility, due 2013	$—
Tranche A term loan, due 2013	206,875
Tranche B term loan, due 2014	412,177
Second lien term loan, due 2015	—
Senior notes, due 2017	300,000

$919,052

Additionally, after consideration of the sources and uses of cash from the transaction, our pro forma cash balance at September 30, 2009, would be $105.8 million.

The results of this debt issuance and restructuring, including the changes to our financial covenants, increase our financial flexibility, extend our debt maturity profile, simplify our capital structure, and reduce our total indebtedness.

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

Alternative Fuel Mixture Credits

We continue to invest in our assets and improve our operating practices to reduce consumption of fossil fuels. Between 2002 and 2008, our mills reduced fossil fuel use by 21% per ton, primarily through conservation and increased use of biomass fuels. Approximately 65% of the energy we use in our manufacturing process is derived from renewable biomass, including waste byproducts from our production process. Substantially all of our biomass fiber is sourced under the rigorous procurement standards and requirements of the Sustainable Forestry Initiative® (SFI®). The U.S. Internal Revenue Code allows an excise tax credit for taxpayers who use alternative fuels in the taxpayer’s trade or business. Each year, under normal operating conditions, we produce and use approximately 500 million gallons of liquid fuel (black liquor) produced from biomass to provide energy to four of our five paper mills. The credit, equal to $0.50 per gallon of the alternative fuel mixture, is refundable to the taxpayer. In first quarter 2009, we filed to be registered as an alternative fuel mixer and, in April, received notification that the registration was approved by the Internal Revenue Service. We became eligible to claim credits for black liquor produced at our four pulp and paper mills beginning at various dates from late January to late March 2009. Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture credit, we are reasonably assured that the credit for the alternative fuel mixture used by us through September 30, 2009, has been earned and will be collected from the U.S. government. Accordingly, during the three and nine months ended September 30, 2009, we recorded $59.6 million and $134.9 million, respectively, in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income (Loss). As of September 30, 2009, we recorded a receivable of $29.2 million in “Receivables, Other” on our Consolidated Balance Sheet for alternative fuel mixture credits. The credits are scheduled to expire on December 31, 2009. The future amount of credits we ultimately file for, receive, and recognize as income is dependent on, among other things, our future production levels, tax legislation and regulation, and income recognition criteria under generally accepted accounting principles. We do not know whether the U.S. government will amend the credit to eliminate or reduce its benefits for pulp and paper companies, but there is the possibility that such action may be taken. Any such amendment of the credit could have a material effect on our financial position, results of operations, and cash flows.

St. Helens Mill Restructuring and DeRidder Machine Idling

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 tons and market pulp capacity at the St. Helens and Wallula, Washington, mills by a total of approximately 138,000 tons. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily lightweight opaque and flexible packaging papers. The #3 machine, which is owned by Cascades Tissue Group, also continues to operate. The permanent capacity reductions resulted in the loss of approximately 350 jobs at the St. Helens mill and 36 jobs in related sales, marketing, and logistics functions elsewhere in the Company. Some of these employees have been relocated to fill other positions within the Company. Eligible salaried employees were offered severance packages and outplacement assistance. We have concluded closure agreement negotiations for the affected union employees. We employ approximately 140 employees at the mill after restructuring. At September 30, 2009, we had terminated approximately 360 employees. For additional information related to the St. Helens Mill Restructuring, see Note 20, St. Helens Mill Restructuring, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item I. Financial Statements” of this Form 10-Q.

In April 2009, we announced that we had indefinitely idled the #2 newsprint machine (D-2) at our mill in DeRidder, Louisiana. The D-2 machine has been idled since February 9, 2009, due to lack of orders. We will continue to operate the #3 newsprint machine (D-3) and the #1 linerboard machine (D-1) at the DeRidder mill. The idled machine has an annual capacity of 186,000 tons of newsprint. By idling the machine, we can reduce operating and capital costs during this period of declining newsprint demand, while preserving the asset for potential future use. Should the need arise, we can restart the D-2 machine within a short period of time. We may also pursue options to convert the machine to packaging products at a later date. For additional information related to the D-2 Newsprint Machine Indefinite Idling, see Note 6, Other (Income) Expense, Net, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item I. Financial Statements” of this Form 10-Q.

Recent Trends and Operational Outlook

The U.S. and global economies remained relatively weak through third quarter 2009, and global economic indicators showed mixed results. Real gross domestic product (GDP) growth turned positive in second quarter 2009 in Germany, France, and Japan due to stronger-than-expected consumption and manufacturing activity, and in the U.S, industrial production growth turned upward in July for the first time in eight months. But the recovery in output continues to be unaccompanied by a recovery in jobs, as U.S. job cuts remained severe in September. Although consumer spending has improved recently, it remains relatively weak and faces headwinds, given that debt burdens are still high, wealth is depleted, credit is tight, and incomes are being squeezed by the still-deteriorating labor market. Concerns over consumer and business confidence, the availability and cost of credit, consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations, and financial position.

Linerboard pricing weakened during third quarter 2009, while corrugated product pricing declined more modestly, as packaging demand in agriculture, food, and beverage markets, which have historically been less correlated to broad economic activity, remained relatively stable through third quarter 2009. These markets constitute just over half of our packaging product end-use markets. Demand in our industrial markets and containerboard export markets, which are more closely aligned with general economic activity, remained weak during the quarter, although export markets showed secular improvement in August and September, compared with July.

Despite weak overall containerboard demand, total U.S. containerboard inventories remained flat in September 2009, compared with June 2009, at 2.2 million tons and declined from 2.5 million tons in December 2008, according to the American Forest & Paper Association (AF&PA). During 2009, we have taken production downtime to balance production with demand. We may elect to take additional downtime if market conditions warrant.

Prices for uncoated freesheet papers declined during the first nine months of 2009, as demand continued to soften from 2008 levels as a result of both secular and cyclical trends. Pricing for cut-size office papers, which represent the majority of our uncoated freesheet production, and our packaging-driven specialty grades, including label and release and flexible packaging papers, declined more modestly than pricing for printing and converting grades, which include commercial printing, form bond, and envelope papers. Since a large portion of our cut-size office paper is sold to OfficeMax under a contract whereby the price OfficeMax pays is determined by a published index, changes in price for this product sold to OfficeMax tend to lag behind the general market by approximately 60 days. Recently, we announced $40-per-ton price increases in our offset and envelope grades, which are being implemented in October 2009. There is no assurance that the price increases will be realized.

U.S. demand for uncoated freesheet began to stabilize in third quarter 2009. According to AF&PA, uncoated freesheet shipments declined 14% during the first nine months of 2009, compared with the same period in 2008, but recent months show decelerating declines, a sign of improvement. Compared with previous years, demand for commodity communication papers has been negatively affected by cyclical weak macroeconomic conditions and by the longer-term secular shift to electronic media for communications. Demand for printing and converting products has also been negatively affected by these factors and by the decline in direct-mail advertising. Despite soft demand, compared with prior years, U.S. uncoated freesheet inventories remained low at under 1.0 million tons in third quarter 2009, levels not seen in over a decade, according to AF&PA. We curtailed shifts and slowed production on our uncoated freesheet machines to balance production with demand during the first nine months of 2009. During third quarter, we had no scheduled maintenance outages at our mills. We will have a scheduled maintenance outage at our Jackson, Alabama, pulp and paper mill in December 2009 and may elect to take additional downtime if market conditions warrant.

Prices for manufacturing inputs including fiber, energy and chemicals, have declined in 2009, compared with 2008, driven by reduced demand as a result of the weak U.S. economy. Overall input costs were higher in third quarter 2009, compared with second quarter 2009, primarily as a result of increased consumption of inputs driven by increased production and sales volumes.

In October 2009, we entered into agreements to amend our first and second lien secured debt credit agreements and issued $300 million in new unsecured debt. This debt restructuring increases our financial flexibility, extends our debt maturities, simplifies our capital structure, and reduces our overall total debt by approximately $110 million by allowing us to use our cash on hand and proceeds from the new debt to pay down current debt.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values;

•	The ability of our lenders, customers, and suppliers to continue to conduct their business;

•	Paper and packaging industry trends, including factors affecting supply and demand;

•	Pension funding requirements;

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•	Competing technologies that affect the demand for our products;

•	Availability and affordability of raw materials, wood fiber, energy, and chemicals;

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

•	Labor and personnel relations;

•	Credit or currency risks affecting our revenue and profitability;

•	Major equipment failure;

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire;

•	Our customer concentration and the ability of our customers to pay; and

•	The other factors described in “Part I, Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K.

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

•

Demand for newsprint depends upon prevailing levels of newspaper advertising, circulation, and basis weights. Demand for newsprint in North America has declined approximately 31% over the past five years, according to Resource Information Systems Inc. (RISI), due in part to the growth of online media and erosion of the newspaper publishing business. In late 2008 and early 2009, the rate of decline accelerated over previous levels. According to RISI, through August 2009, newsprint shipments were down 31%, compared with the same period in 2008.

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

Over the last five years, North American uncoated freesheet, containerboard, and newsprint capacities declined approximately 16%, 1%, and 26%, respectively, according to RISI. In fourth quarter 2008 and into 2009, temporary and permanent curtailments accelerated and significantly reduced capacity across many grades. New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill.

Industry supply of paper is also influenced by the level of imports and by overseas production capacity, which has grown over the past decade. In 2009, imports have declined, compared with 2008, in response to weakened domestic demand and the economic slowdown.

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

Fiber. The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.				Predecessor	Combined
	Three Months Ended September 30		Nine Months Ended September 30		January 1 Through February 21, 2008	Nine Months Ended September 30, 2008
	2009	2008	2009	2008

Paper	29%	29%	27%	30%	26%	29%
Packaging	18%	15%	16%	14%	17%	15%

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

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of supply and demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered-fiber costs in all of our operating regions include the cost of diesel, which has declined in 2009, compared with 2008. Declining diesel costs reduce the cost to harvest and transport wood to the mills, favorably affecting fiber costs in all of our regions.

In Minnesota, overall fiber costs increased in third quarter 2009, compared with third quarter 2008, driven by higher consumption of wood and purchased pulp as a result of increased production and sales volumes. The cost associated with greater consumption was offset partially by lower prices for wood and purchased pulp. Wood fiber prices in the region declined, compared with third quarter 2008, as a result of reduced fiber consumption from pulp and paper manufacturers and continued curtailment of oriented strand board (OSB) production in the region.

In the Pacific Northwest, fiber costs decreased in third quarter 2009, compared with third quarter 2008, due to reduced consumption as a result of the St. Helens mill downsizing and lower fiber prices. Residual fiber prices declined over the prior year as a result of reduced overall fiber demand in the region.

In the South, during third quarter 2009, fiber costs at our DeRidder mill decreased overall, compared with third quarter 2008, due to declining wood fiber prices and reduced fiber consumption as a result of the idling of our D-2 newsprint machine. In our Alabama operating region, fiber costs decreased in third quarter 2009, compared with third quarter 2008, driven by reduced prices for wood, purchased pulp, and recycled fiber, offset partially by increased purchased pulp consumption.

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

Energy. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. Currently, energy prices are favorable, compared with historical averages. In third quarter 2009, energy costs were lower, compared with third quarter 2008, due mainly to lower prices and consumption of electricity and natural gas. Consumption was reduced as a result of the restructuring of the St. Helens mill and the indefinite idling of our D-2 newsprint machine in DeRidder. Under normal operations, including the indefinite idling of our D-2 newsprint machine, we expect to consume approximately 12 million mmBtu of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor in each of the periods listed below:

	Boise Inc.				Predecessor	Combined
	Three Months Ended September 30		Nine Months Ended September 30		January 1 Through February 21, 2008	Nine Months Ended September 30, 2008
	2009	2008	2009	2008

Paper	11%	18%	12%	17%	15%	16%
Packaging	8%	16%	10%	14%	14%	14%

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of September 30, 2009, we had entered into derivative instruments related to approximately 90% of our forecasted natural gas purchases for October 2009, approximately 50% of our forecasted natural gas purchases for November 2009 through March 2010, approximately 50% of our forecasted natural gas purchases for April 2010 through October 2010, approximately 14% of our forecasted natural gas purchases for November 2010 through March 2011, and approximately 3% of our forecasted natural gas purchases for April 2011 through October 2011. At September 30, 2009, these derivatives included three-way collars and call spreads.

We have elected to account for these instruments as economic hedges. At September 30, 2009, we recorded the fair value of the derivatives, or $2.4 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2009, we recorded the change in fair value of the instruments, or $3.6 million and $4.9 million of income, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.				Predecessor	Combined
	Three Months Ended September 30		Nine Months Ended September 30		January 1 Through February 21, 2008	Nine Months Ended September 30, 2008
	2009	2008	2009	2008

Paper	16%	16%	15%	15%	13%	15%
Packaging	7%	7%	7%	6%	6%	6%

Total chemical costs in third quarter 2009 were lower, compared with third quarter 2008, as a result of lower prices and reduced consumption as a result of the restructuring of the St. Helens mill. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. Many of these contracts are renegotiated annually.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. We have approximately 4,100 employees. Approximately 60% of these employees work pursuant to collective bargaining agreements. We are currently negotiating the labor contract at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW), which expired in December 2008. The parties have agreed to operate under the existing bargaining agreement at Salem while negotiations proceed. We are also negotiating the labor contract at our paper mill in Wallula, Washington (332 employees represented by the AWPPW), which expired in mid-March 2009 and was terminated by the AWPPW on October 31, 2009. We are currently working without a contract at that location. During labor negotiations with our collective bargaining units, we could experience work interruptions or labor strikes, which could significantly affect or curtail our mill operations, increase our labor costs, prevent us from meeting customer demands, or reduce our sales and profitability. Approximately 33% of our employees, including those at Salem and Wallula, are working pursuant to collective bargaining agreements that have expired or will expire within one year.

Our Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the three months ended September 30, 2009 and 2008 (in millions, except percent-of-sales data):

	Three Months Ended September 30
	2009	2008
Sales
Trade	$498.8	$610.9
Related parties	9.5	22.2

	508.3	633.1

Costs and expenses
Materials, labor, and other operating expenses	401.6	526.7
Fiber costs from related parties	10.3	21.2
Depreciation, amortization, and depletion	32.9	31.4
Selling and distribution expenses	13.6	13.8
General and administrative expenses	12.8	9.9
St. Helens mill restructuring	1.4	—
Alternative fuel mixture credits, net	(59.6)	—
Other (income) expense, net	1.8	—

	414.8	603.0

Income from operations	$93.5	$30.1

Sales
Trade	98.1%	96.5%
Related parties	1.9	3.5

	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	79.0%	83.2%
Fiber costs from related parties	2.0	3.3
Depreciation, amortization, and depletion	6.5	4.9
Selling and distribution expenses	2.7	2.2
General and administrative expenses	2.5	1.6
St. Helens mill restructuring	0.3	—
Alternative fuel mixture credits, net	(11.7)	—
Other (income) expense, net	0.3	—

	81.6%	95.2%

Income from operations	18.4%	4.8%

The following table sets forth operating results in dollars and as a percentage of sales for the nine months ended September 30, 2009 and 2008, and the Predecessor period of January 1 through February 21, 2008 (in millions, except percent-of-sales data):

	Boise Inc.		Predecessor
	Nine Months Ended September 30		January 1 Through February 21, 2008
	2009	2008
Sales
Trade	$1,453.5	$1,423.5	$258.4
Related parties	34.4	56.0	101.5

	1,487.9	1,479.5	359.9

Costs and expenses
Materials, labor, and other operating expenses	1,200.7	1,266.2	313.9
Fiber costs from related parties	25.0	46.9	7.7
Depreciation, amortization, and depletion	97.8	76.9	0.5
Selling and distribution expenses	41.4	34.6	9.1
General and administrative expenses	35.9	26.7	6.6
St. Helens mill restructuring	6.2	—	—
Alternative fuel mixture credits, net	(134.9)	—	—
Other (income) expense, net	4.3	(0.2)	(1.0)

	1,276.4	1,451.1	336.8

Income from operations	$211.5	$28.4	$23.1

Sales
Trade	97.7%	96.2%	71.8%
Related parties	2.3	3.8	28.2

	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	80.7%	85.6%	87.2%
Fiber costs from related parties	1.7	3.2	2.2
Depreciation, amortization, and depletion	6.6	5.2	0.1
Selling and distribution expenses	2.8	2.3	2.5
General and administrative expenses	2.4	1.8	1.9
St. Helens mill restructuring	0.4	—	—
Alternative fuel mixture credits, net	(9.1)	—	—
Other (income) expense, net	0.3	—	(0.3)

	85.8%	98.1%	93.6%

Income (loss) from operations	14.2%	1.9%	6.4%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and nine months ended September 30, 2009 and 2008, the Predecessor period of January 1 through February 21, 2008, and the combined nine months ended September 30, 2008:

	Boise Inc.								Predecessor	Combined
	Three Months Ended September 30				Nine Months Ended September 30				January 1 Through February 21,	Nine Months Ended September 30,
	2009		2008		2009		2008		2008	2008
Sales Volumes
	(thousands of short tons, except corrugated containers and sheets)

Paper
Uncoated freesheet	325		364	(a)	943		868	(a)	236	1,104	(a)
Containerboard (medium)	34		34		94		84		19	103
Market pulp	19		35	(a)	37		87	(a)	20	107	(a)

	378		433		1,074		1,039		275	1,314

Packaging
Containerboard (linerboard)	77		62		169		140		36	176
Newsprint	52	(b)	97		141	(b)	232		56	288
Corrugated containers and sheets (mmsf)	1,553		1,616		4,415		3,818		914	4,732

Sales Prices
	(dollars per short ton, except corrugated containers and sheets)

Paper
Uncoated freesheet	$941		$955		$960		$931		$868	$918
Containerboard (medium)	403		484		432		466		454	464
Market pulp	412		496		390		528		535	529

Packaging
Containerboard (linerboard)	$284		$392		$305		$393		$399	$394
Newsprint	378		594		479		561		494	548
Corrugated containers and sheets ($/msf)	58		58		59		57		55	56

(a)	The three and nine months ended September 30, 2008, and the combined nine months ended September 30, 2008, include 56,000, 126,000, and 155,000 short tons, respectively, of uncoated freesheet and 8,000, 21,000, and 27,000 short tons, respectively, of market pulp from machines at the St. Helens paper mill that have been shut down.

(b)	The idled D-2 machine has an annual capacity of 186,000 short tons of newsprint.

Operating Results

The following presents a discussion of sales and costs for the three months ended September 30, 2009, compared with the same period in 2008, as well as the nine months ended September 30, 2009, compared with the combined nine months ended September 30, 2008. The combined nine months ended September 30, 2008, represent the results of Boise Inc. for the nine months ended September 30, 2008, and the results of the Predecessor for the period of January 1 through February 21, 2008. See “Background” and “Acquisition of Boise Cascade’s Paper and Packaging Operations” in this Management’s Discussion and Analysis for more information related to the Acquisition.

Management believes this combined presentation of the Boise Inc. and Predecessor statement of operations is the most useful comparison between periods. The Acquisition resulted in a new basis of accounting from that previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reflected by the Predecessor. Some inventories were revalued in accordance with purchase accounting rules. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our purchase price allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

Three Months Ended September 30, 2009, Compared With the Three Months Ended September 30, 2008

Sales

For the three months ended September 30, 2009, total sales decreased $124.8 million, or 20%, to $508.3 million from $633.1 million during the three months ended September 30, 2008. The decrease was driven primarily by a 15% decrease in Paper segment sales due to lower sales volumes and sales prices and a 29% decline in Packaging segment sales due to declines in sales volumes and prices.

Paper. Sales decreased $65.0 million, or 15%, to $366.0 million from $431.0 million during the three months ended September 30, 2008. The decrease was driven by an 11% decline in uncoated freesheet sales volumes due primarily to declining demand and lower production capacity as a result of the St. Helens mill restructuring. Sales volumes for uncoated freesheet commodity grades declined 4%, and premium and specialty grades declined 22%, compared with third quarter 2008, driven primarily by sharp reductions in printing and converting sales volumes. Sales volumes in our label and release, flexible packaging, and premium office grades grew 2%, compared with third quarter 2008, as we continued to convert commodity production to label and release at our Wallula mill. Overall uncoated freesheet net sales prices decreased 1%, compared with third quarter 2008, driven by 2% lower commodity prices, offset partially by 1% higher premium and specialty uncoated freesheet net sales prices.

Packaging. Sales decreased $62.4 million, or 29%, to $150.5 million from $212.9 million during the three months ended September 30, 2008. The decrease was driven by a 46% reduction in newsprint sales volumes and a 4% decline in corrugated container and sheet sales volumes. This was offset partially by a 24% increase in linerboard sales volumes, compared with third quarter 2008, due to downtime taken at our DeRidder mill as a result of hurricanes Gustav and Ike. Net sales prices for newsprint and linerboard declined 36% and 28%, respectively, compared with third quarter 2008, while pricing for corrugated products was flat. In April 2009, we indefinitely idled our D-2 newsprint machine in DeRidder, Louisiana. Demand remained relatively weak in newsprint and industrial corrugated product markets in third quarter 2009. Demand in agricultural end markets was stable.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, decreased $136.0 million, or 25%, to $411.9 million for the three months ended September 30, 2009, compared with $547.9 million during the three months ended September 30, 2008. The decrease was driven primarily by lower prices, lower consumption of inputs, and fixed cost reductions as a result of the St. Helens mill restructuring and the idling of our D-2 newsprint machine.

Fiber, energy, and chemical costs were $108.2 million, $41.9 million, and $55.7 million, respectively, for the three months ended September 30, 2009, and $136.4 million, $95.6 million, and $71.7 million, respectively, for the three months ended September 30, 2008. This represents a cost decrease of $97.9 million for the three months ended September 30, 2009, compared with the three months ended September 30, 2008. This decrease was driven primarily by lower prices for energy, fiber, and chemicals and reduced consumption of inputs due to lower production volumes.

Fiber costs decreased $23.2 million in our Paper segment and $5.0 million in our Packaging segment, compared with the three months ended September 30, 2008, due primarily to lower prices for wood and recycled fiber and reduced overall consumption of fiber.

Compared with the three months ended September 30, 2008, energy costs decreased $34.0 million in our Paper segment and $19.7 million in our Packaging segment, due primarily to lower prices for fuel and electricity and reduced consumption of energy.

Chemical costs decreased $11.6 million in our Paper segment and $4.4 million in our Packaging segment, compared with the three months ended September 30, 2008, due primarily to lower consumption and lower prices of chemical inputs.

Depreciation, amortization, and depletion for the three months ended September 30, 2009, was $32.9 million, compared with $31.4 million during the three months ended September 30, 2008.

Selling and distribution expenses decreased $0.2 million, or 2%, to $13.6 million for the three months ended September 30, 2009, compared with $13.8 million for the three months ended September 30, 2008. As a percentage of sales, selling and distribution expenses increased to 2.7% for the three months ended September 30, 2009, compared with 2.2% for the three months ended September 30, 2008, as many of these expenses are relatively fixed and declined less than sales.

General and administrative expenses increased $2.9 million, or 30%, to $12.8 million for the three months ended September 30, 2009, compared with $9.9 million for the three months ended September 30, 2008. As a percentage of sales, general and administrative expenses increased to 2.5% for the three months ended September 30, 2009, compared with 1.6% for the three months ended September 30, 2008, due to increased employee compensation costs. In 2008, short-term incentive compensation was suspended.

St. Helens mill restructuring. The three months ended September 30, 2009, include $1.4 million of costs associated with the restructuring of our St. Helens paper mill. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs included decommissioning costs and other costs related to the restructuring of the mill. For more information, see “St. Helens Mill Restructuring and DeRidder Machine Idling” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Alternative fuel mixture credit. The three months ended September 30, 2009, include $59.6 million of alternative fuel mixture credits, of which $42.9 million is recorded in our Paper segment and $19.4 million is recorded in our Packaging segment. These amounts are net of fees and expenses and before taxes. We also recorded $2.7 million of expenses in our Corporate and Other segment relating to alternative fuel mixture credits. For more information, see “Alternative Fuel Mixture Credits” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other (income) expense. “Other (income) expense, net” includes miscellaneous income and expense items. During the three months ended September 30, 2009, we had $1.8 million of other expense, primarily expenses related to the idling of our D-2 machine, and during the three months ended September 30, 2008, we had an insignificant amount of other income.

Income from operations

Income from operations for the three months ended September 30, 2009, increased $63.4 million to $93.5 million, compared with $30.1 million for the three months ended September 30, 2008. This increase was driven primarily by alternative fuel mixture credits received as a result of our use of renewable biomass fuels and by reduced input and fixed costs, offset partially by reduced sales prices and volumes.

Paper. Segment income increased $53.0 million to $78.3 million for the three months ended September 30, 2009, compared with $25.3 million for the three months ended September 30, 2008. This increase was due primarily to alternative fuel mixture credits for our use of renewable biomass fuels and reduced input and fixed costs, offset partially by lower sales prices and sales volumes. Third-quarter results were negatively affected by $1.4 million in expenses due to the St. Helens mill restructuring.

Packaging. Segment income increased $12.2 million to $22.3 million for the three months ended September 30, 2009, compared with $10.1 million for the three months ended September 30, 2008. This increase was due primarily to alternative fuel mixture credits for our use of renewable biomass fuels and reduced input and fixed costs, offset partially by lower net sales prices and sales volumes.

Other

Foreign exchange gain (loss). For the three months ended September 30, 2009, foreign exchange gain was $1.6 million, compared with a loss of $0.5 million for the three months ended September 30, 2008. This increase was due primarily to a weakening of the U.S. dollar, compared with other global currencies, particularly the Canadian dollar.

Interest expense. For the three months ended September 30, 2009, interest expense was $21.4 million, of which $15.3 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $2.8 million related to the subordinated promissory notes and $3.0 million for amortization of deferred financing fees. For the three months ended September 30, 2008, interest expense was $27.5 million, of which $21.6 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $2.4 million related to the subordinated promissory notes and $3.5 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Interest income. For the three months ended September 30, 2009, interest income was $0.1 million, compared with $0.2 million for the three months ended September 30, 2008.

Income taxes. For the three months ended September 30, 2009, we recorded $25.7 million of income tax expense and had an effective tax rate of 34.8%. For the three months ended September 30, 2008, we recorded $2.4 million of income tax benefits. These tax benefits relate primarily to the release of valuation allowances we previously recorded against deferred tax assets. We released these valuation allowances because we determined it is more likely than not that we would be able to use our deferred tax assets to offset deferred tax liabilities. As a result of significantly completing our purchase price allocation, during the three months ended September 30, 2008, we recorded $12.4 million of deferred tax liabilities. At September 30, 2008, our deferred tax liability, net of deferred tax assets, was $7.3 million.

Nine Months Ended September 30, 2009, Compared With the Combined Nine Months Ended September 30, 2008

Sales

For the nine months ended September 30, 2009, total sales decreased $351.5 million, or 19%, to $1,487.9 million from $1,839.4 million during the combined nine months ended September 30, 2008. The decrease was driven primarily by a 15% decrease in Paper segment sales due to lower sales volumes, offset partially by higher sales prices, and a 27% decline in Packaging segment sales due primarily to lower sales volumes and prices.

Paper. Sales decreased $193.2 million, or 15%, to $1,074.4 million from $1,267.6 million during the combined nine months ended September 30, 2008. The decrease was driven primarily by a 15% decline in uncoated freesheet sales volumes, due primarily to lower production capacity as a result of the St. Helens mill restructuring and market downtime as a result of declining demand. Sales volumes for uncoated freesheet commodity grades declined 12%, and premium and specialty grades declined 20%, compared with the combined first nine months of 2008, driven primarily by sharp reductions in printing and converting sales volumes. Sales volumes in our label and release, flexible packaging, and premium office grades grew 2%, compared with the combined first nine months of 2008, as we continued to convert commodity production to label and release at our Wallula, Washington, mill. Reduced volumes were offset partially by higher prices. Overall uncoated freesheet net sales prices increased 5%, compared with the combined first nine months of 2008, as both commodity and premium and specialty uncoated freesheet net sales prices increased.

Packaging. Sales decreased $165.6 million, or 27%, to $437.8 million from $603.4 million during the combined nine months ended September 30, 2008. The decrease was driven by lower sales volumes and lower net sales prices. Newsprint sales volumes declined 51%, corrugated container and sheet sales volumes declined 7%, and linerboard sales volumes declined 4%, compared with the combined first nine months of 2008. Linerboard net sales prices declined 23%, and newsprint net sales prices declined 13% over the same time period. Partially offsetting these declines was a 5% increase in net sales prices for corrugated products, compared with the combined first nine months of 2008. Demand was weak for newsprint and linerboard in the first nine months of 2009, compared with the combined first nine months of 2008, resulting in market downtime during the period to match production with demand. In April 2009, we indefinitely idled our D-2 newsprint machine in DeRidder, Louisiana.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, decreased $409.0 million, or 25%, to $1,225.7 million from $1,634.7 million for the combined nine months ended September 30, 2008. The decrease was driven primarily by lower prices, lower consumption of inputs, and fixed cost reductions as a result of the St. Helens mill restructuring and the idling of our D-2 newsprint machine.

Fiber, energy, and chemical costs were $294.6 million, $143.2 million, and $157.5 million, respectively, for the nine months ended September 30, 2009, and $406.0 million, $262.7 million, and $197.1 million, respectively, for the combined nine months ended September 30, 2008. This represents a cost decrease of $270.5 million for the nine months ended September 30, 2009, compared with the combined nine months ended September 30, 2008. This decrease was driven primarily by lower prices for energy, fiber, and chemicals and reduced consumption of inputs due to lower production volumes.

Fiber costs decreased $89.0 million in our Paper segment, and decreased $22.4 million in our Packaging segment, compared with the combined nine months ended September 30, 2008, due primarily lower prices for wood and recycled fiber and reduced overall consumption of fiber.

Compared with the combined nine months ended September 30, 2008, energy costs decreased $77.2 million in our Paper segment and $42.3 million in our Packaging segment, driven by lower prices for fuel and electricity and reduced consumption of energy.

Chemical costs decreased $31.5 million in our Paper segment and $8.2 million in our Packaging segment, compared with the combined nine months ended September 30, 2008, due primarily to lower consumption of and lower prices for chemical inputs.

Under purchase accounting rules, in connection with the Acquisition, we revalued our inventory to estimated selling prices less costs of disposal and a reasonable profit allowance for the selling effort. As a result of these purchase accounting adjustments, our materials, labor, and other operating expenses included $10.2 million of expense due to revaluing our inventory during the nine months ended September 30, 2008.

Depreciation, amortization, and depletion for the nine months ended September 30, 2009, was $97.8 million, compared with $76.9 million during the nine months ended September 30, 2008. The nine months ended September 30, 2008, include depreciation, amortization, and depletion for the period from February 22, 2008, through September 30, 2008. For the Predecessor period of January 1 through February 21, 2008, depreciation, amortization, and depletion was $0.5 million due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition.

Selling and distribution expenses decreased $2.3 million, or 5%, to $41.4 million for the nine months ended September 30, 2009, compared with $43.7 million for the combined nine months ended September 30, 2008. As a percentage of sales, selling and distribution expenses increased to 2.8% for nine months ended September 30, 2009, compared with 2.4% for the combined nine months ended September 30, 2008, as these expenses declined less than sales.

General and administrative expenses increased $2.6 million, or 8%, to $35.9 million for the nine months ended September 30, 2009, compared with $33.3 million for the combined nine months ended September 30, 2008. As a percentage of sales, general and administrative expenses increased to 2.4% for the nine months ended September 30, 2009, compared with 1.8% for the combined nine months ended September 30, 2008, due to increased employee compensation costs. In 2008, short-term incentive compensation was suspended.

St. Helens mill restructuring. The nine months ended September 30, 2009, include $6.2 million of costs associated with the restructuring of our St. Helens paper mill. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs included decommissioning costs and other costs related to the restructuring of the mill. For more information, see “St. Helens Mill Restructuring and DeRidder Machine Idling” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Alternative fuel mixture credits. The nine months ended September 30, 2009, include $134.9 million of alternative fuel mixture credits, of which $99.9 million is recorded in our Paper segment and $39.3 million is recorded in our Packaging segment. These amounts are net of fees and expenses and before taxes. We also recorded $4.3 million of expenses in our Corporate and Other segment relating to alternative fuel mixture credits. For more information, see “Alternative Fuel Mixture Credits” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other (income) expense. “Other (income) expense, net” includes miscellaneous income and expense items. During the nine months ended September 30, 2009, we had $4.3 million of other expense, consisting primarily of expenses related to the idling of our D-2 machine. During the combined nine months ended September 30, 2008, we had $1.2 million of other income, consisting primarily of a net gain on sales of assets of $1.0 million for the Predecessor period of January 1 through February 21, 2008.

Income from operations

Income from operations for the nine months ended September 30, 2009, increased $159.9 million to $211.5 million, compared with $51.6 million for the combined nine months ended September 30, 2008. This increase was driven primarily by alternative fuel mixture credits for our use of renewable biomass fuels, reduced input and fixed costs, and increased net sales prices in our Paper segment. This increase was offset partially by reduced depreciation due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition, reduced volumes, and lower net sales prices in our Packaging segment. Income for the combined nine months ended September 30, 2008, was negatively affected by approximately $20.5 million due to the DeRidder outage in the first quarter and by $10.2 million due to inventory purchase price adjustments.

Paper. Segment income increased $121.9 million, or 185%, to $187.6 million for the nine months ended September 30, 2009, compared with $65.7 million for the combined nine months ended September 30, 2008. This increase was due primarily to alternative fuel mixture credits for our use of renewable biomass fuels, reduced input and fixed costs, higher net sales prices (partially offset by lower sales volumes), and reduced depreciation due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. These increases were offset by $6.2 million in expenses due to the St. Helens mill restructuring. The combined nine months ended September 30, 2008, included $7.4 million of expense from inventory purchase accounting adjustments.

Packaging. Segment income increased $43.0 million to $43.7 million for the nine months ended September 30, 2009, compared with $0.7 million of income for the combined nine months ended September 30, 2008. This increase was due primarily to alternative fuel mixture credits for our use of renewable biomass fuels, reduced input and fixed costs (partially offset by lower net sales prices and sales volumes), and reduced depreciation due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. The combined nine months ended September 30, 2008, included $20.5 million in costs due to the DeRidder outage in the first quarter and $2.8 million of expense from inventory purchase accounting adjustments.

Other

Foreign exchange gain (loss). For the nine months ended September 30, 2009, foreign exchange gain was $2.1 million, compared with a loss of $1.5 million for the combined nine months ended September 30, 2008. This increase was due primarily to a weakening of the U.S. dollar, compared with other global currencies, particularly the Canadian dollar.

Interest expense. For the nine months ended September 30, 2009, interest expense was $65.0 million, of which $47.1 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $8.2 million related to the subordinated promissory notes and $8.7 million for amortization of deferred financing fees. For the combined nine months ended September 30, 2008, interest expense was $65.1 million, of which $52.9 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $5.7 million related to the subordinated promissory notes and $6.5 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-Q.

Interest income. For the nine months ended September 30, 2009, interest income was $0.3 million, compared with $2.3 million for the combined nine months ended September 30, 2008. Boise Inc.’s interest income for the period prior to February 22, 2008, is attributable primarily to income from interest earned on trust assets held by Aldabra 2 Acquisition Corp. prior to the Acquisition.

Income taxes. For the nine months ended September 30, 2009, we recorded $51.4 million of income tax expense and had an effective tax rate of 34.4%. For the nine months ended September 30, 2008, we recorded $5.7 million of income tax benefits related to losses incurred during the nine-month period and the release of valuation allowances we previously recorded against deferred tax assets. We released these valuation allowances because we determined it is more likely than not that we would be able to use our deferred tax assets to offset deferred tax liabilities. As a result of significantly completing our purchase price allocation, during the nine months ended September 30, 2008, we recorded $12.4 million of deferred tax liabilities. At September 30, 2008, our deferred tax liability, net of deferred tax assets, was $7.3 million. Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations. Income tax expense during the Predecessor period of January 1 through February 21, 2008, was $0.6 million, consisting of federal and state income taxes.

Liquidity and Capital Resources

Debt Issuance and Restructuring

In October 2009, two of our wholly owned subsidiaries, Boise Paper Holdings, L.L.C., and Boise Finance Company (a new entity created to facilitate debt issuance), issued $300.0 million of senior unsecured notes in a private offering. The notes are due in November 2017 and bear interest at a rate of 9.0%. We have used the proceeds from this offering and cash on hand for the following purposes:

•	Repay $75.0 million of our Tranche A and Tranche B term loan facilities at par;

•	Repurchase all of our $260.7 million second lien term loans at 113% of face value; and

•	Exercise the option we entered into on August 4, 2009, to repurchase and retire the $74.8 million notes payable at 70% of face value.

In connection with the issuance we also entered into amendments to our senior secured credit facilities. These amendments permit us to incur $300.0 million of new senior unsecured notes, repurchase all of the second lien term loans, repurchase and retire the notes payable, and modify certain of our financial covenants. The financial covenant modifications change our total net debt leverage ratio to 4.75:1:00, stepping down to 4.50:1.00 at September 30, 2011. We also have a new first lien secured leverage ratio of 3.25:1:00, stepping down to 3.00:1.00 at September 30, 2011.

The sources and uses of cash related to the transaction described above include the following (in thousands):

Sources
Cash	$141,854
Senior notes	300,000

$441,854

Uses
Prepay Tranche A term loan	$30,625
Prepay Tranche B term loan	44,375
Repurchase second lien at 113%	294,591
Repurchase notes payable at 70%	52,924
Interest expense	1,980
Original issue discount	2,109
Fees and expenses	15,250

$441,854

After giving effect to the transaction, our long-term debt consists of the following (in thousands):

Revolving credit facility, due 2013	$—
Tranche A term loan, due 2013	206,875
Tranche B term loan, due 2014	412,177
Second lien term loan, due 2015	—
Senior notes, due 2017	300,000

$919,052

Additionally, after consideration of the sources and uses of cash from the transaction, our pro forma cash balance at September 30, 2009, would be $105.8 million.

The results of this debt issuance and restructuring, including the changes to our financial covenants, increase our financial flexibility, extend our debt maturity profile, simplify our capital structure, and reduce our total indebtedness.

Overview

We believe that our cash flows from operations, including cash received from alternative fuel mixture credits will be adequate to fund debt service requirements and provide cash required to support our ongoing operations, capital expenditures, and working capital needs for the next 12 months.

Our ability to continue to fund our cash requirements may be affected by general economic, financial, competitive, legislative, and regulatory factors. A continuing deterioration in the U.S. economy could have a significant impact on our business. Significant declines in the demand for or pricing of our products, increases in the cost of raw materials, or changes in tax regulation and legislation related to the alternative fuel mixture credits could have a significant, negative effect on our ability to maintain compliance with our financial loan covenants and/or meet our debt service obligations. We believe we will generate sufficient cash flow from operations to enable us to pay our indebtedness according to its terms or to fund our other liquidity needs. If operating cash flows were to become insufficient, we have available borrowing capacity under our $250.0 million revolving credit facility. Should a contractually committed lender fail to honor its commitment under the revolving credit facility, the other lenders would remain committed for their portion of the total facility. A total of 12 lenders participated in the revolving credit facility at September 30, 2009, and the largest single commitment under the revolving credit facility was $100.0 million. At September 30, 2009, we had no borrowings outstanding under the revolving credit facility, and our aggregate liquidity from unused borrowing capacity under the revolving credit facility totaled $225.8 million, net of outstanding letters of credit of $24.2 million. In addition, at September 30, 2009, we had $247.6 million of cash and cash equivalents and short-term investments.

Unless otherwise noted, this discussion of liquidity and capital resources with respect to 2008 refers to the combined activities of Boise Inc. and the Predecessor for the nine months ended September 30, 2008.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, labor, energy, chemicals, and interest. During the nine months ended September 30, 2009, our operating activities provided $359.6 million of cash, compared with $65.3 million in the same period of 2008. Relative to 2008, cash provided by operations was positively affected by favorable changes in working capital and by higher net income for the nine months ended September 30, 2009, which were the primary reasons for the increase in cash provided by operations. As discussed under “Our Operating Results” above, income for the nine months ended September 30, 2009, reflects $134.9 million of alternative fuel mixture credits, including fees and expenses and before taxes. The nine months ended September 30, 2008, were affected negatively by $20.5 million related to the DeRidder outage and $10.2 million for inventory purchase price adjustments related to the transaction.

2009

In 2009, favorable changes in working capital provided $98.6 million of cash from operations, compared with $26.1 million of cash used from operations in 2008. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

The $98.6 million of cash provided by operations related to favorable changes in working capital items is attributable primarily to a decrease in inventories and an increase in accounts payable and accrued liabilities. Decreases in inventory levels provided $79.0 million of cash from operations. Inventory volumes were down due primarily to the St. Helens mill restructuring, lower newsprint operating levels, and inventory management efforts. Higher accounts payable and accrued liabilities provided $18.4 million of cash from operations.

2008

In the first nine months of 2008, unfavorable changes in working capital used $26.1 million of cash from operations. Increases in the level of receivables used $25.4 million of cash from operations, which is attributable primarily to increased receivables in the Paper segment as a result of higher sales in September 2008, compared with December 2007. To a lesser extent, increased levels of receivables in the Packaging segment also contributed to the unfavorable change in this working capital item. Inventories increased, using $15.3 million of cash from operations, and prepaid expenses increased, using $4.5 million of cash from operations. Partially offsetting the increased levels of accounts receivable, inventories, and prepaid expenses were increased levels of accounts payable and accrued expenses, which provided $19.2 million of cash from operations. The higher levels of accounts payable and accrued expenses reflect higher trade accounts payable across all of our segments. These favorable changes in working capital were offset partially by lower levels of accrued compensation.

Sensitivity Analysis Related to Sources and Uses of Cash From/For Our Operating Activities

Sources of cash flows from operating activities

Our primary source of cash is revenue generated by the sale of our packaging and paper products, including uncoated freesheet, linerboard, corrugated containers and sheets, and newsprint. Declines in working capital also provide cash for operations, including declines in receivables from sales of our products, reductions in inventory levels, reductions in prepaid expenses, and increases in accounts payable and other accrued liabilities. The sensitivities described below are based on our 2008 operations and have been adjusted to reflect the restructuring of our St. Helens mill and the indefinite idling of our D-2 newsprint machine.

For the nine months ended September 30, 2009, we sold 943,000 tons of uncoated freesheet, 169,000 tons of linerboard to third parties, 4.4 billion square feet of corrugated products, and 141,000 tons of newsprint. A $10-per-short-ton price change in uncoated freesheet would have affected our financial results by approximately $12 million annually. A $10-per-short-ton price change in linerboard sold to third parties would have affected our financial results by approximately $2 million annually. Excluding the D-2 newsprint machine, a $10-per-short-ton price change in newsprint would have affected our financial results by approximately $2 million annually. For corrugated sheets and containers, a change in pricing of $1.00 per thousand square feet (msf) affects our financial results by approximately $6 million annually.

Selling prices for uncoated freesheet and corrugated containers and sheets improved, while selling prices for newsprint declined, for the nine months ended September 30, 2009, compared with the same period last year. Sales volumes for all product lines decreased due to declines in product demand, as well as market curtailments and capacity reductions across the industry. Average net selling prices for uncoated freesheet papers improved $42 per ton, or 5%, to $960 per ton for the nine months ended September 30, 2009, compared with $918 per ton during the same period in 2008. During the first nine months of 2009, we took approximately 37,000 tons of market-related downtime in uncoated freesheet production, compared with approximately 13,000 tons of market-related downtime in the first nine months of 2008. Newsprint prices decreased $69 per ton, or 13%, to $479 per ton during the first nine months of 2009, compared with $548 per ton during the same period in 2008, due to lower demand. Relative to the first nine months of 2008, corrugated container and sheet prices improved $3 per msf, or 5%, to $59 per msf, compared with $56 per msf during the same period in 2008. Linerboard net selling prices to third parties declined $89 per ton, or 23%, to $305 per ton in the first nine months of 2009, compared with $394 per ton in the first nine months of 2008, due primarily to weak market conditions. In the first nine months of 2009, we took approximately 44,000 tons of market-related downtime in linerboard production and approximately 176,000 tons of market-related downtime in newsprint production, compared with no market-related downtime in linerboard production and approximately 15,000 tons of market-related downtime in newsprint during the same period in 2008.

The U.S. and global economies remained relatively weak in 2009. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products, which may have a negative effect on pricing for some of our products throughout the remainder of 2009.

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

Fiber costs in the first nine months of 2009 were $294.6 million, a decrease of $111.4 million, or 27%, from costs of $406.0 million during the same period in 2008, due primarily to lower prices for wood and recycled fiber, plus reduced overall consumption of fiber. A 1% change in fiber costs affects our financial results by approximately $5 million annually.

Energy costs in the first nine months of 2009 were $143.2 million, a decrease of $119.5 million, or 45%, from costs of $262.7 million during the same period in 2008, driven primarily by lower prices for fuel and electricity and reduced overall consumption of energy. Natural gas is a significant component of our energy costs. After taking into account the idling of the D-2 newsprint machine, a $1/mmBtu change in our natural gas prices affects our financial results by approximately $12 million annually. This excludes the impact of our hedging program.

Chemical costs in the first nine months of 2009 were $157.5 million, a decrease of $39.6 million, or 20%, from costs of $197.1 million in the first nine months of 2008, due primarily to lower consumption and lower prices for chemical inputs. A 1% change in chemical prices affects our financial results by approximately $2 million annually.

Labor costs related to the production of our products, recorded in “Materials, labor, and other operating expenses,” were $205.9 million in the first nine months of 2009, a decrease of $23.4 million, or 10%, from costs of $229.3 million during the same period in 2008. The change was due primarily to a reduction in the number of people employed at our mills, mainly St. Helens and DeRidder, offset partially by increases in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time. While we believe we have good labor relations and have established staggered labor contracts for each of our five paper mills to minimize potential disruptions in the event of a labor dispute, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

The weak macroeconomic conditions, significant decline in global equity markets, and turmoil in credit markets caused our pension investment portfolio to suffer significant losses through the end of first quarter 2009. A rebound occurred in the market during the second and third quarters, and as of September 30, 2009, our pension assets had increased to a market value of $294 million, compared with $226 million at March 31, 2009, and $248 million at December 31, 2008. While the Worker, Retiree, and Employee Recovery Act (WRERA) of 2008 provides some relief as to the timing of our required future cash contributions, we may make material contributions to our pension plans in future years. On April 15, 2009, we made a $5.5 million contribution, and on October 15, 2009, we made an additional contribution of $5.5 million to our qualified pension plans. Assuming a rate of return on plan assets of 7.25% in 2009 and 2010, and including the $5.5 million contributions made on April 15, 2009, and October 15, 2009, and WRERA relief provisions, we estimate that we would not be required to make further contributions in 2009 and would be required to contribute less than $5.0 million in 2010. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending on the effect of these and other factors. In December 2008, we amended our defined benefit pension plan for salaried employees (Salaried Plan). This amendment freezes the accumulation of benefits and years of service for participants in the Salaried Plan effective April 15, 2009. This amendment also freezes benefits in the Boise Inc. Supplemental Pension Plan (SUPP) and the Boise Inc. Supplemental Early Retirement Plan (SERP) for executive officers. Our estimated 2010 contribution includes the effect of this amendment. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years.

Investment Activities

Cash investing activities used $61.9 million for the nine months ended September 30, 2009, compared with $863.8 million during the same period in 2008. For the nine months ended September 30, 2008, investing activities included $1.2 billion in cash spent for the Acquisition, excluding deferred financing fees.

Cash capital expenditures for property, plant, and equipment for the nine months ended September 30, 2009, were $53.6 million. Cash capital expenditures for property, plant, and equipment for the combined nine months ended September 30, 2008, were $69.1 million. This amount includes $10.2 million spent by the Predecessor from January 1, 2008, through February 21, 2008, and $58.9 million spent by us from February 22, 2008, through September 30, 2008. Of these amounts, $10.3 million relates to the installation of a shoe press in our DeRidder, Louisiana, mill to reduce the use of energy in producing linerboard and extend production capabilities.

Cash investing activities for the nine months ended September 30, 2009, also included $13.8 million for purchases of short-term investments and $3.8 million of maturities of short-term investments, which consisted of funds invested in certificates of deposit insured by the Federal Deposit Insurance Corporation.

We expect capital expenditures in 2009 to total approximately $75 million to $85 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2009 will be primarily for replacements and other projects to sustain operations, including spending on business improvement through quality/efficiency projects. Our efficiency projects are focused on opportunities to improve our energy efficiency. We expect to spend approximately $3 million in 2009 on environmental items.

Financing Activities

Cash used for financing activities was $82.7 million for the nine months ended September 30, 2009, compared with $825.5 million of cash provided by financing activities for the same period in 2008. Financing activities for the nine months ended September 30, 2009, reflect $92.7 million of debt repayments. Under our $250 million revolving credit facility, $225.8 million was available at September 30, 2009. Cash provided by financing activities for the nine months ended September 30, 2008, reflects approximately $1.1 billion of debt financing obtained in conjunction with the Acquisition, offset partially by $120.2 million paid to stockholders who exercised their conversion rights, $94.3 million of deferred financing costs and underwriting fees, and $60.5 million of debt repayments. Prior to the Acquisition, financing activities have historically consisted primarily of intercompany loans obtained by the Predecessor.

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

Our expected debt service obligation, after consideration of our debt restructuring activities and assuming interest rates remain at September 30, 2009, levels, is estimated to be approximately $18.1 million for the remainder of 2009 and $85.8 million for 2010, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $6.1 million per year (based on debt levels after consideration of our debt restructuring activities and interest rates as of September 30, 2009).

The following discusses our debt structure prior to our debt restructuring activities described previously in more detail.

At September 30, 2009, and December 31, 2008, our long-term debt and the interest rates on that debt consisted of the following:

	September 30, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate
	(millions)		(millions)

Revolving credit facility, due 2013	$—	—%	$60.0	4.33%
Tranche A term loan, due 2013	237.5	3.25%	245.3	4.75%
Tranche B term loan, due 2014	456.5	5.75%	471.4	5.75%
Second lien term loan, due 2015	260.7	9.25%	260.7	9.25%
Current portion of long-term debt	(22.2)	3.64%	(25.8)	5.33%

Long-term debt, less current portion	932.5	6.14%	1,011.6	6.34%
Current portion of long-term debt	22.2	3.64%	25.8	5.33%

	954.7	6.08%	1,037.5	6.31%

15.75% notes payable, due 2015	74.8	15.75%	66.6	15.75%

	$1,029.5		$1,104.1

As of September 30, 2009, and December 31, 2008, our senior secured credit facilities consisted of the following:

•

The Revolving Credit Facility: A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus an applicable margin, which is currently 300 basis points, or a calculated base rate plus an applicable margin, which is currently 200 basis points (collectively with the Tranche A Term Loan Facility and the Tranche B Term Loan Facility, the First Lien Facilities).

•

The Tranche A Term Loan Facility: A five-year amortizing $250.0 million senior secured Tranche A term loan facility with interest at LIBOR plus an applicable margin, which is currently 300 basis points, or a calculated base rate plus an applicable margin, which is currently 200 basis points.

•

The Tranche B Term Loan Facility: A six-year amortizing $475.0 million senior secured Tranche B term loan facility with interest at LIBOR (subject to a floor of 4.00%) plus 350 basis points or a calculated base rate plus 250 basis points.

•

The Second Lien Facility: A seven-year nonamortizing $260.7 million second lien term loan facility with interest at LIBOR (subject to a floor of 5.50%) plus 700 basis points or a calculated base rate plus 600 basis points (together with the First Lien Facilities, the Credit Facilities).

All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a calculated base rate or adjusted Eurodollar rate. The calculated base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. The adjusted Eurodollar rate means LIBOR rounded to the nearest 1/16 of 1.0% and adjusted for any applicable reserve requirements. In addition to paying interest, the Company pays a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. The Company also pays letter of credit fees of 300 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

At September 30, 2009, and December 31, 2008, we had zero and $60.0 million of borrowings outstanding under the Revolving Credit Facility. For the nine months ended September 30, 2009, and the year ended December 31, 2008, the average interest rates for our borrowings under our Revolving Credit Facility were 3.7% and 6.0%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $60.0 million for the nine months ended September 30, 2009, and were zero and $80.0 million for the year ended December 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the nine months ended September 30, 2009 and 2008, was $11.4 million and $60.2 million, respectively. At September 30, 2009, we had availability of $225.8 million, which is net of outstanding letters of credit of $24.2 million. At December 31, 2008, we had availability of $163.6 million, which was net of outstanding letters of credit of $26.4 million.

The loan documentation for the Credit Facilities contains, among other terms, representations and warranties, covenants, events of default, and indemnification customary for loan agreements for similar leveraged acquisition financings and other representations and warranties, covenants, and events of default deemed by the administrative agents of the Credit Facilities, as applicable, to be appropriate for the specific transaction.

Covenants

As of September 30, 2009, the First and Second Lien Facilities require BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings, L.L.C. (the Borrower), and its subsidiaries to maintain financial covenant ratios. At September 30, 2009, Holdings was required to maintain a minimum interest coverage ratio of 2.50:1.00 and a maximum leverage ratio of 4.00:1.00 under the First Lien Facilities. Under the Second Lien Facility, Holdings was required to maintain a maximum leverage ratio of 4.25:1.00 at September 30, 2009. The minimum interest coverage ratio requirement remains 2.50:1.00 throughout the term of the loan.

The interest coverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period then ended to (ii) consolidated interest expense payable in cash for such four-fiscal-quarter period. The leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total debt as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. Consolidated total debt excludes aggregate cash and cash equivalents and short-term investment balances in excess of $35 million. As of September 30, 2009, differences between our financial statements and Holdings’ financial statements are related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, income taxes, and other miscellaneous expenses.

The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year. However, this amount may increase up to an additional $75 million per year if we had less than $150 million of capital expenditures in the previous fiscal year. We may also spend $125 million a year, up to an aggregate of $200 million, for permitted acquisitions under the terms of our Credit Facilities.

At September 30, 2009, we were in compliance with the financial covenants under our Credit Facilities. Continued declines in the demand for or pricing of our products, increases in the cost of raw materials, changes in tax regulation and legislation related to the alternative fuel mixture credits, or unexpected operational issues could have a negative effect on our ability to maintain compliance with these financial loan covenants. If we were unable to maintain compliance, we would seek amendments or waivers to these covenants. There is no assurance that we would be able to obtain such amendments or waivers, in which case our debt would be due.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. After giving effect to the debt issuance and restructuring transactions described above, debt principal repayments, excluding those from excess cash flows, are expected to be $3.1 million during the remainder of 2009, $26.5 million in 2010, $48.4 million in 2011, $134.3 million in 2012, $13.1 million in 2013, $393.6 million in 2014, and $300.0 million thereafter.

Notes Payable

In connection with the Acquisition, we issued a $58.3 million, 15.75% subordinated promissory note. At September 30, 2009, the outstanding balance of our notes payable was $74.8 million. In October 2009, we exercised the option we entered into on August 4, 2009, and repurchased our notes payable at 70% of face value.

Other

At September 30, 2009, and December 31, 2008, we had $63.9 million and $72.6 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets related to the Acquisition. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $3.0 million and $8.7 million, respectively, of amortization expense for the three and nine months ended September 30, 2009, and $3.5 million and $6.5 million of amortization expense for the three and nine months ended September 30, 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the First Lien Facilities. At September 30, 2009, we had $954.7 million of variable-rate debt outstanding, of which $610.0 million was hedged using interest rate derivatives. At September 30, 2009, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 15, Financial Instruments, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

For the nine months ended September 30, 2009 and 2008, cash payments for interest, net of interest capitalized, were $47.1 million and $51.6 million, respectively. No payments were made during the Predecessor period of January 1 through February 21, 2008.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K and in “Part II, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our second quarter 2009 Quarterly Report on Form 10-Q. As of September 30, 2009, there have been no material changes to our contractual obligations from those disclosed in our 2008 Annual Report on Form 10-K and our second quarter 2009 Quarterly Report on
Form 10-Q.

Off-Balance-Sheet Activities

At September 30, 2009, we had no off-balance-sheet arrangements with unconsolidated entities.

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

Inflationary and Seasonal Influences

Our major costs of production are labor, wood fiber, energy, and chemicals, all of which are affected by inflationary influences. Fiber, energy, and chemical costs were $294.6 million, $143.2 million, and $157.5 million, respectively, for the nine months ended September 30, 2009, compared with $406.0 million, $262.7 million, and $197.1 million, respectively, for the combined nine months ended September 30, 2008. This represents a cost decrease of $270.5 million in 2009, compared with 2008.

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

Working Capital

Working capital levels fluctuate throughout the year and are affected by seasonality, maintenance shutdowns, and changing sales patterns. Typically, we build working capital in our Paper segment at the end of the fourth quarter as we build finished goods inventory in preparation for first-quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings as we increase log and chip inventories to ensure ample supply of fiber to our mills throughout the winter. In our Packaging segment, agricultural demand influences working capital as finished goods inventory levels are increased in preparation for the harvest season in the third and fourth quarters. Changes in sales volumes can affect accounts receivable levels in both our Paper and Packaging segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the U.S.

Environmental

For information on environmental issues, see the discussion under the heading “Environmental” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. As of September 30, 2009, there have been no material changes to our environmental information from that disclosed in our 2008 Annual Report on Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2008 Annual Report on Form 10-K and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our second quarter 2009 Quarterly Report on Form 10-Q. As of September 30, 2009, except as disclosed below, there have been no material changes to our critical accounting estimates from those disclosed in our 2008 Annual Report on Form 10-K and our second quarter 2009 Quarterly Report on Form 10-Q.

New and Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value. This update provides amendments to FASB Accounting Standards Codification (FASB ASC) 820, Fair Value Measurements and Disclosure, for the fair value measurement of liabilities when a quoted price in an active market is not available. We will adopt ASU 2009-05 on October 1, 2009, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASU 2009-01), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, approving The FASB Accounting Standards Codification (Codification), which states that the Codification is the exclusive authoritative reference for U.S. generally accepted accounting principles (GAAP). The Codification does not change U.S. GAAP. We adopted ASU 2009-01 on September 15, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FASB ASC 810), which amends the consolidation guidance applicable to variable-interest entities (VIEs). SFAS No. 167 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In December 2008, the FASB issued FSP Financial Accounting Standard (FAS) 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets (FASB ASC 715). This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP will be effective for our 2009 Form 10-K. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FASB ASC 805), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 (FASB ASC 810). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. The business combination we entered into in 2009 was relatively small; accordingly, the adoption did not have a material impact on our financial position or results of operations. However, the accounting for future, potentially larger business combinations may be affected more by the adoption of the standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and under the caption “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. Except as disclosed in Note 15, Financial Instruments, in the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, as of September 30, 2009, there have been no material changes in our exposure to market risk from those disclosed in our 2008 Annual Report on Form 10-K.

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

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognize that disclosure controls and procedures, no matter how well-conceived and well-operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part on assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

Our management identified no changes during third quarter 2009 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

Conditions in the global capital and credit markets and the economy in general may have a material adverse effect on our business, results of operations, and financial position. The global credit and capital markets are undergoing a period of unprecedented volatility and disruption, and the global economy is experiencing a recession. Our results of operations and financial position could be affected materially by adverse changes in the global capital and credit markets and the economy in general, in both the United States and elsewhere around the world. Economic conditions may also adversely affect the ability of our lenders, customers, and suppliers to continue to conduct their businesses and may affect our ability to operate our production facilities in an economical manner.

Recent concerns over declining consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, and financial position.

Our operations may not be able to generate sufficient cash flows to meet our debt service obligations. We have a high level of indebtedness. This level of indebtedness will require us to devote a material portion of our cash flow to our debt service obligations. Our ability to repay our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. For example, further decreases in the demand for paper products, continued deterioration in the general economy, and weaknesses in any of our product markets negatively affect our business and our ability to generate cash. As a result, it is possible we will not generate sufficient cash flow from our operations to enable us to repay our indebtedness, make interest payments, and fund other liquidity needs. If we do not generate sufficient cash flow to meet these requirements, it would affect our ability to operate as a going concern. If we are unable to generate sufficient cash flow to meet our debt service and other cash obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets, or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets, or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and materially impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt, or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, and results of operations.

A default under our indebtedness may have a material adverse effect on our business and financial condition. In the event of a default under our Credit Facilities or the indenture governing the Senior Notes, the lenders or holders generally would be able to declare all such indebtedness, together with interest, to be due and payable. In addition, borrowings under the Credit Facilities are secured by first- and second-priority liens, as applicable, on all of the assets of our subsidiaries that guarantee, or are borrowers under, our Credit Facilities, and in the event of a default under those facilities, the lenders generally would be entitled to seize the collateral. Moreover, upon an event of default, the commitment of the lenders to make any further loans would be terminated. Accordingly, a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our overall business, the results of our operations, and our financial condition.

If we became unable to meet our financial obligations, it could also cause concern for our customers, vendors, or trade creditors. If any significant customer, vendor, or trade creditor changed its relationship with us by stopping work, ceasing sales, requiring sales on cash terms, or making other changes, these changes would materially affect our cash flows and results of operations.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements. Our businesses are capital-intensive, and we regularly incur capital expenditures to maintain our equipment, increase our operating efficiency, and comply with environmental laws. In addition, significant amounts of capital are required to modify our equipment to produce alternative or additional products or to make significant improvements in the characteristics of our current products. On a combined basis, during the year ended December 31, 2008, our total capital expenditures, excluding acquisitions, were $100.8 million. We expect to spend approximately $75 million to $85 million on capital expenditures for 2009 and have spent approximately $53.6 million through September 30, 2009. We currently expect our capital expenditures to be between $90 million and $120 million annually over the next five years, excluding acquisitions.

If we require funds for operating needs and capital expenditures beyond those generated from operations, we may not be able to obtain them on favorable terms or at all. In addition, our debt service obligations will reduce our available cash flows. If we cannot maintain or upgrade our equipment as necessary for our continued operations or as needed to ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture products that can compete effectively in one or more of our markets.

We anticipate significant future funding obligations for pension and post-employment benefits. In December 2008, we enacted a freeze on our defined benefit pension plan for salaried employees (the Salaried Plan); however, we continue to maintain defined benefit pension plans for our union employees. Despite the freeze of the Salaried Plan, we will continue to have significant obligations for pension and other postemployment benefits that could require future funding beyond that which we have funded in the past or which we currently anticipate.

Pension funding requirements depend in part on returns on plan assets. As of September 30, 2009, our pension assets had a market value of $294 million, compared with $226 million as of March 31, 2009, and $248 million at December 31, 2008. Assuming a return on plan assets of 7.25% in 2009 and 2010, and including the $5.5 million contribution we made on April 15, 2009, and the $5.5 million contribution we made on October 15, 2009, we estimate we will not be required to make further contributions in 2009 and would be required to contribute less than $5 million in 2010. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. Further declines in the global equity markets may require us to make larger than anticipated contributions to our pension plans.

Some of our paper products are vulnerable to long-term declines in demand due to competing technologies or materials. Our uncoated freesheet papers and newsprint compete with electronic data transmission, document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives and increasing use of the Internet have had and are likely to continue to have an adverse effect on traditional print media and paper usage. Neither the timing nor the extent of this shift can be predicted with certainty. Because of these trends, demand for paper products may shift from one grade of paper to another or be eliminated altogether. For example, according to American Forest & Paper Association (AF&PA), demand for uncoated freesheet in the U.S. has declined by 14% for the first nine months of 2009, compared with the same period in 2008.

Demand for newsprint has declined and may continue to decline as newspapers are replaced with electronic media, and demand for our uncoated freesheet paper for use in preprinted forms has declined and may continue to decline as the use of desktop publishing and on-demand printing continues to displace traditional forms. According to Resource Information Systems Inc. (RISI), through August 2009, North American newsprint shipments were down 31%, compared with the same period in 2008.

Demand for our containerboard may decline as corrugated paper packaging may be replaced with other packaging materials, such as plastic. According to AF&PA, demand for containerboard in the U.S. has declined by 9%, during the first nine months of 2009, compared with the same period in 2008. Any substantial shift in demand from our products to competing technologies or materials could result in a material decrease in sales of our products, which could cause us to curtail or shut down production capacity. Curtailments or shutdowns could result in asset write-downs and additional costs at the affected facilities, negatively affecting our results of operations and financial condition.

The paper industry is cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes. Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes, and margins for our products. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of our paper products, including our cut-size office paper, containerboard, and newsprint, are commodities that are widely available from other domestic and international producers. Even our noncommodity products, such as premium papers, are affected by commodity prices since the prices of these grades are often tied to commodity prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the commodity products we make and distribute, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets, as well as foreign currency exchange rates. For example, demand for our paper products fluctuates with levels of employment, particularly white-collar employment, the state of durable and nondurable goods industries, and prevailing levels of advertising and print circulation. In recent years, particularly since 2000, demand for some grades of paper has decreased as electronic transmission and document storage alternatives have become more prevalent. Newsprint demand in North America has been in decline for almost a decade as electronic media have increasingly displaced paper as a medium for information and communication.

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

Prices for all of our products are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Market conditions beyond our control determine the prices for our commodity products, and as a result, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. From time to time, we have taken downtime (or slowed production) at some of our mills to balance our production with the market demand for our products, and we may continue to do so in the future. Due to lower demand, in November 2008, we announced the restructuring of our mill in St. Helens, Oregon, permanently closing the pulp mill and two of our three paper machines at that facility. Additionally, in order to balance our production with demand, we modified the Wallula #3 paper machine, which historically produced a variety of commodity paper grades, to enable it to produce pressure sensitive (label and release) papers as well as commodity grades. Some of our competitors may also close or reduce production at their operating facilities, some of which could reopen and increase production capacity. This could result in a supply and demand imbalance and cause prices to fall. Therefore, our ability to achieve acceptable operating performance and margins is principally dependent on managing our cost structure, managing changes in raw materials prices, which represent a large component of our operating costs and fluctuate based upon factors beyond our control, and general conditions in the paper market. If the prices of our products decline or if our raw material costs increase, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We face strong competition in our markets. The paper and packaging and newsprint industries are highly competitive, and we face competition from numerous competitors, domestic as well as foreign. Some of our competitors are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, or lower operating costs, compared with our company. Because of ongoing consolidation in our industry, many of our competitors have become larger, and this trend may continue in the future. Many of our competitors have greater financial resources than do we, and therefore, more of their cash will be available for business purposes other than debt service. As a result, we may be unable to compete with other companies in the market during the various stages of the business cycle and particularly during any downturns. Some of the factors that may adversely affect our ability to compete in the markets in which we participate include the entry of new competitors (including foreign producers) into the markets we serve, our competitors’ pricing strategies, our failure to anticipate and respond to changing customer preferences, and our inability to maintain the cost-efficiency of our facilities.

We depend on OfficeMax for a significant portion of our business. Our largest customer, OfficeMax, accounted for approximately 26% and 28%, respectively, of our total sales in the three and nine months ended September 30, 2009. In October 2004, OfficeMax agreed to purchase, from our Predecessor, its full North American requirements for cut-size office paper, to the extent Boise chooses to supply such paper to them, through December 2012. If this contract is not renewed or not renewed on terms similar to the existing terms, our future business operations may be adversely affected. If OfficeMax was unable to pay, our financial performance could be affected significantly and negatively. Any significant deterioration in the financial condition of OfficeMax or a significant change in its business that would affect its willingness to continue to purchase our products could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our recent decision to terminate our newsprint marketing arrangement with Abitibi-Consolidated Sales Corporation (ACSC) and sell newsprint on our own may adversely affect our financial results. Until late February 2009, we marketed our newsprint through ACSC, pursuant to an arrangement whereby ACSC purchased all of the newsprint we produce. In late February 2009, we terminated our arrangement with ACSC, and we now market newsprint directly to customers using our own sales organization. Our re-entry into this market requires us to effectively adapt our business to support this sales function, which includes hiring sales personnel and adjusting our business systems. It will also require us to establish new customer relationships in a market with declining demand. If we are unsuccessful in establishing these customer relationships, adapting our business systems, or competing effectively in this market, our sales revenues, pricing margins, and financial performance will be affected negatively.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, or negatively affect our net income. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	disruption in the supply of raw materials, such as wood fiber, energy, or chemicals;

•	a chemical spill or release;

•	closure because of environmental-related concerns;

•	explosion of a boiler;

•	the effect of a drought or reduced rainfall on our water supply;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;

•	fires, floods, earthquakes, hurricanes, or other catastrophes;

•	terrorism or threats of terrorism;

•	labor difficulties; or

•	other operational problems.

For example, in the fall of 2008, we incurred approximately $5.5 million in lost production and costs incurred in shutting down and restarting our DeRidder, Louisiana, mill as a result of Hurricanes Gustav and Ike. Similar future events may cause shutdowns, which may result in downtime or cause damage to our facilities. Any such downtime or facility damage could prevent us from meeting customer demand for our products, or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

Increases in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins. Energy is one of our most significant costs, accounting for approximately 12% and 10% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments, respectively, for the nine months ended September 30, 2009. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. These fluctuations affect our manufacturing costs and contribute to earnings volatility. We have some flexibility to switch between fuel sources; however, we have significant exposure to natural gas, fuel oil, and biomass (hog fuel) cost increases. Increased demand for these fuels or supply constraints could drive costs higher. The electricity rates charged to us are affected by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and the relevant regulatory situation.

Other raw materials we use include various chemical compounds, such as starch, caustic soda, precipitated calcium carbonate, sodium chlorate and dyes. Purchases of chemicals accounted for approximately 15% and 7% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments, respectively, for the nine months ended September 30, 2009. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

For our products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs on to our customers in the short term. Any sustained increase in chemical or energy costs, coupled with our inability to increase prices, would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines or facilities.

Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all. Wood fiber is our principal raw material, accounting for approximately 27% and 16% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments, respectively, for the nine months ended September 30, 2009. Wood fiber is a commodity, and prices have historically been cyclical. In addition, availability of wood fiber is often negatively affected if demand for building products declines, since wood fiber, including wood chips, sawdust and shavings, is a byproduct in the manufacture of building products. Wood fiber for our paper mills in the Northwest comes predominantly from building products manufacturing plants. Because of the decline in the housing markets and new construction, a significant number of Northwest building products manufacturing plants have been curtailed and closed. These curtailments affect the availability and price of wood fiber in the region and, in turn, affect the operating and financial performance of our Northwest paper mills. The cost and availability of fiber was a contributing factor in our decision to restructure our St. Helens paper mill. In many cases, we are unable to increase product prices in response to increased wood fiber costs, depending on other factors affecting the demand or supply of paper. Further, severe or sustained shortages of fiber could cause us to curtail our own operations, resulting in material and adverse effects on our sales and profitability.

Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health, and the response to, and prevention of, catastrophic wildfires can also affect log and fiber supply. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. In addition, since a number of our manufacturing facilities use wood-based biomass as an alternative energy source, an increase in wood fiber costs or a reduction in availability can increase the cost of or reduce the total usage of biomass, which could result in higher energy costs.

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

We anticipate that environmental regulation of our operations will continue to become more burdensome and that we will continue to incur significant capital and operating expenditures in order to maintain compliance with applicable laws. For example, we may be affected if laws concerning climate change are enacted that regulate greenhouse gas (GHG) emissions. Such laws may require buying allowances for mill GHG emissions or capital expenditures to reduce GHG emissions. Because environmental regulations are not consistent worldwide, our capital and operating expenditures for environmental compliance may adversely affect our ability to compete.

As an owner and operator of real estate, we may also be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from our properties. We may have liability under these laws whether or not we knew of or were responsible for the presence of these substances on our property, and in some cases, our liability may exceed the value of the property.

On a combined basis during the year ended December 31, 2008, capital expenditures for environmental compliance were $1.4 million. We expect to spend approximately $3 million on environmental items in 2009. Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant additional expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

Labor disruptions or increased labor costs could materially adversely affect our business. While we believe we have good labor relations and have established staggered labor contracts for each of our five paper mills to minimize potential disruptions in the event of a labor dispute, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability. We have approximately 4,100 employees. Approximately 60% of these employees work pursuant to collective bargaining agreements. We are currently negotiating the labor contract at our packaging plant in Salem, Oregon (92 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW), which expired December 2008. The parties have agreed to operate under the existing bargaining agreement at Salem while negotiations proceed. We are also negotiating the labor contract at our paper mill in Wallula, Washington (332 employees represented by the AWPPW), which expired in mid-March 2009 and was terminated by the AWPPW on October 31, 2009. We are currently working without a contract at that location. Approximately 33% of our employees, including those at Salem and Wallula, are working pursuant to collective bargaining agreements that have or will expire within one year. Some of our customers and suppliers are also unionized. Strikes, lockouts, or other work stoppages or slowdowns involving our customers or suppliers could have a material adverse effect on us.

Our stock ownership is highly concentrated, and as a result, Boise Cascade may influence our affairs significantly. Boise Cascade owns approximately 42.5% of our common stock. As a result, Boise Cascade has significant representation on our board of directors and will have the voting power to significantly influence our policies, business, and affairs and will also have the ability to influence the outcome of any corporate transaction or other matter, including mergers, consolidations, and the sale of all or substantially all of our assets. This concentration in control may result in a material adverse effect on our business and financial condition.

In addition, as long as the holders of Boise Registrable Securities (as such term is defined in the Investor Rights Agreement dated February 22, 2008, entered into by and among us, Boise Cascade and other stockholders named therein (the Investor Rights Agreement) in connection with the Acquisition) control 33% or more of our common stock issued to Boise Cascade at the closing, we will be subject to restrictions on our business activities pursuant to the terms of the Investor Rights Agreement. More specifically, for so long as the 33% ownership threshold is met or exceeded, the Investor Rights Agreement will restrict us from conducting specified activities or taking specified actions without the affirmative written consent of the holders of a majority of the Boise Registrable Securities then outstanding. The restricted activities include, without limitation, making distributions on our equity securities; redemptions, purchases or acquisitions of our equity securities; issuances or sales of equity securities or securities exchangeable or convertible for equity securities; issuing debt or convertible/exchangeable debt securities; making loans, advances, or guarantees; mergers and acquisitions; asset sales; liquidations; recapitalizations; nonordinary business activities; making changes to our organizational documents; making changes to arrangements with our officers, directors, employees, and other related persons; incurrence of indebtedness for borrowed money or capital leases above specified thresholds; and consummating the sale of the Company. Additionally, pursuant to affirmative covenants under the Investor Rights Agreement (and subject to the same 33% ownership threshold), unless the holders of a majority of the Boise Registrable Securities then outstanding have otherwise consented in writing, we are required to perform specified activities, including, without limitation, preservation of our corporate existence and material licenses, authorizations and permits necessary to the conduct of our business, maintenance of our material properties, discharge of certain statutory liens, performance under material contracts, compliance with applicable laws and regulations, preservation of adequate insurance coverage, and maintenance of proper books of record and account.

If Boise Cascade disposes of a significant number of shares of our common stock, it could adversely affect the market price of our common stock or our ability to raise future capital. We have filed a registration statement with the SEC pursuant to which Boise Cascade may publicly sell all or a portion of the shares of our common stock that it holds. Boise Cascade may periodically review its investment in Boise Inc. in light of current market conditions, its long-term investment objectives, and its financing needs, and based on its review of such factors, may determine to sell shares of our common stock owned by it through market or privately negotiated transactions. Such sales could be for a significant number of shares and could adversely affect the market price of our common stock or our ability to raise future capital.

We currently receive a credit under an Alternative Fuel Mixture Credit law which is set to expire at the end of 2009. If Congress were to terminate or materially change this credit prior to expiration, it may have a material adverse effect on our results of operations. The U.S. Internal Revenue Code of 1986, as amended (the Code), permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures. The amount of the refundable credit for any period is based on the volume of bio fuel mixtures produced and burned during that period. Each year, under normal operating conditions, we produce and use approximately 500 million gallons of liquid fuel (black liquor) produced from biomass to provide energy to four of our five paper mills. The credit, equal to $0.50 per gallon of the alternative fuel mixture, is refundable to the taxpayer. In the first quarter of 2009, we filed to be registered as an alternative fuel mixer and, in April, received notification that the registration was approved by the Internal Revenue Service. We became eligible to claim credits for black liquor produced at our four pulp and paper mills beginning at various dates from late January 2009 to late March 2009. Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture credit, we are reasonably assured that the credit for the alternative fuel mixture used by us through September 30, 2009, has been earned and will be collected from the U.S. government. Accordingly, during the three and nine months ended September 30, 2009, we recorded $59.6 million and $134.9 million, respectively, in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income (Loss). As of September 30, 2009, we recorded a receivable of $29.2 million in “Receivables, Other” on our Consolidated Balance Sheet for alternative fuel mixture credits. We estimate that the future eligible alternative fuel mixture credit available to us before the credit expires will be approximately $60 million, subject to our bio fuel production levels.

According to the Code, the alternative fuel mixture credit expires December 31, 2009. President Obama recently announced his proposed federal budget for fiscal 2010, which calls for ending the credit for pulp and paper companies later this year. If this credit were to be terminated or materially changed prior to December 31, 2009, it may have a material adverse effect on our future cash flows and results of operations.

We may engage in future acquisitions that could harm our business, operating results, and financial condition. We may seek to acquire other businesses, products, or assets. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not strengthen our competitive position or achieve our goals. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses, and adversely impact our business, operating results, and financial condition. Future acquisitions may reduce our cash available for operations and other uses. There can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from those businesses. Any difficulties we encounter in the integration process could increase our expenses and have a material adverse effect on our business, financial condition, and results of operations.

Our substantial indebtedness could adversely affect our financial health, which could reduce the value of our securities. As of September 30, 2009, our total indebtedness was $1,029.5 million. After giving effect to the debt issuance and restructuring transaction, our pro forma indebtedness as of September 30, 2009, would have been approximately $919.1 million and would consist of no principal amount outstanding under our Revolving Credit Facility (excluding $24.2 million in outstanding letters of credit), a $206.9 million principal amount of term loans under our First Lien Facilities maturing in 2013, an additional $412.2 million principal amount of term loans under our First Lien Facilities maturing in 2014, and a $300 million principal amount under our Senior Notes maturing in 2017.

Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development costs, and other general corporate financing needs;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

If we cannot make scheduled payments on our debt or we fail to comply with our debt covenants, we will be in default. As a result, holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facilities could terminate their loan commitments and foreclose against the assets securing the borrowings under such Credit Facilities, and we could be forced into bankruptcy or liquidation.

Our indebtedness imposes restrictive covenants on us. Our Credit Facilities require BZ Intermediate Holdings LLC (Holdings) and its subsidiaries to maintain specified financial ratios and to satisfy certain financial tests. These tests include, after giving effect to the credit agreement amendments in the case of our First Lien Facilities, an interest coverage ratio test, a first lien secured leverage ratio test, and a total leverage ratio test. In addition, our Credit Facilities restrict, and the indenture governing the Senior Notes restrict, among other things, the ability of Holdings and its subsidiaries to create additional liens on assets, make investments or acquisitions, pay dividends, incur additional indebtedness, sell assets, including capital stock of subsidiaries, make capital expenditures, place restrictions on the ability of such subsidiaries to make distributions, enter into transactions with our affiliates, enter into new lines of business, and engage in consolidations, mergers, or sales of substantially all of our assets. We will need to seek permission from the lenders under our indebtedness to engage in specified corporate actions. The lenders’ interests may be different from our interests and those of the holders of the Senior Notes, and no assurance can be given that we will be able to obtain the lenders’ permission when needed.

Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants (or similar covenants contained in future financing agreements) could result in a default under the Credit Facilities, the indenture governing the Senior Notes, and other agreements containing cross-default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. A default would permit lenders or holders to accelerate the maturity of the debt under these agreements, to foreclose upon any collateral securing the debt, and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including the obligations of Boise Paper Holdings, L.L.C., and Boise Finance Company under the Senior Notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

In the event of any default under our Credit Facilities, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable; and

•	could require us to apply all of our available cash to repay these borrowings;

any of which could ultimately result in an event of default under the Senior Notes.

If our indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In such circumstances, we could be forced into bankruptcy or liquidation.

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

/s/ Samuel K. Cotterell
Samuel K. Cotterell
Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date: November 3, 2009

BOISE INC.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009

Number	Description

4.1(a)	Indenture, dated as of October 26, 2009, by and among Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee

4.2(a)	Form of 9% Senior Note due 2017 (included in Exhibit 4.1 above)

10.1(b)	Securities Purchase Agreement dated August 4, 2009, Between Certain Affiliated Funds and Boise Inc.

10.2(c)	Registration Rights Agreement, dated October 26, 2009, by and among Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and J.P. Morgan Securities Inc.

10.3(c)	First Amendment to Credit and Guaranty Agreement, dated as of October 13, 2009, by and among the Company, the Guarantors set forth therein, Goldman Sachs Credit Partners L.P., as Administrative and Collateral Agent, and J.P. Morgan Securities Inc.

10.4(c)	First Amendment to Second Lien Credit and Guaranty Agreement, dated as of October 13, 2009, by and among the Company, the Guarantors set forth therein, Lehman Commercial Paper Inc., as Administrative and Collateral Agent, Barclays Bank PLC, and J.P. Morgan Securities Inc.

11	See Footnote 4, Net Income (Loss) Per Common Share, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc.

(a)	Filed as Exhibit 4.1 to Current Report on Form 8-K filed October 28, 2009, and incorporated by reference.

(b)	Filed as Exhibit 99.3 to Current Report on Form 8-K/A filed September 1, 2009, and incorporated by reference.

(c)	Filed as Exhibits 99.1, 99.2, and 99.3, respectively, to Current Report on Form 8-K filed October 28, 2009, and incorporated by reference.