Form 10-K
period 2009-12-31
BOISE INC.
filed 2010-02-25
CIK 1391390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☒             Nonaccelerated filer ☐              Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

As of June 30, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Boise Inc.’s Common Stock, par value $.0001 per share, held by non-affiliates was approximately $75,667,831 based upon the closing price of $1.72 per share as quoted on the New York Stock Exchange on that date.

As of January 29, 2010, 84,418,691 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Boise Inc. definitive Proxy Statement for its 2010 Annual Shareholders’ Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Boise Inc.’s year-end.

i

ii

PART I

All of our filings with the Securities and Exchange Commission (SEC), which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statements, Current Reports on Form 8-K, and all related amendments are available free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC Web site at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our Web site at www.boiseinc.com as soon as reasonably practicable after we file with or furnish such reports to the SEC. Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In this filing, we use the terms “the Company,” “we,” “us,” or “our” to refer to Boise Inc., the registrant.

ITEM 1.	BUSINESS

Boise Inc. is a large, diverse United States-based manufacturer of packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp. We own pulp and paper mill operations in the following locations: Jackson, Alabama; International Falls, Minnesota; St. Helens, Oregon; and Wallula, Washington, all of which manufacture uncoated freesheet paper. We also own a mill in DeRidder, Louisiana, which produces containerboard (linerboard) and newsprint. In addition, we have a network of five corrugated container plants located in the Pacific Northwest, a corrugated sheet plant in Nevada, and a corrugated sheet feeder plant in Texas. We are headquartered in Boise, Idaho, and have approximately 4,100 employees.

On February 22, 2008, Aldabra 2 Acquisition Corp. completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). Subsequent to the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. The acquired business is referred to in this report on Form 10-K as the “Predecessor.”

We operate our business in three reportable segments: Paper, Packaging, and Corporate and Other (support services). We present information pertaining to each of our three segments and the geographic areas in which they operate in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the year ended December 31, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Predecessor Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the period of January 1 through February 21, 2008, and for the year ended December 31, 2007, are presented for comparative purposes. The period of February 1 (Inception) through December 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

Corporate Structure

The following chart summarizes our corporate structure at December 31, 2009:

Paper

Products

We manufacture and sell a range of papers, including communication-based papers, packaging-demand-driven papers, and market pulp. We categorize these papers as shown in the table below:

Communication-Based Commodity and Premium Papers	Packaging-Demand-Driven Papers	Other

• Cut-Size Office Papers	• Label and Release	• Market Pulp

• Printing and Converting Papers	• Corrugating Medium
• Envelope
• Forms	• Flexible Packaging
• Commercial Printing

We are the third-largest manufacturer of uncoated freesheet in North America. We classify cut-size office papers, printing and converting papers, label and release, and flexible packaging products as uncoated freesheet. The majority of our communication-based paper sales are cut-size office papers, which account for approximately 63% of segment sales. Total Paper segment capacity including corrugating medium and market pulp was approximately 1.5 million short tons (a short ton is equal to 2,000 pounds) at December 31, 2009.

Our strategy in our Paper segment is to focus our two largest paper machines on cut-size commodity office paper while dedicating our smaller machines to the production of premium papers, including 100% recycled, high-bright, and colored cut-size office papers, and packaging papers. Our long-term supply agreement with OfficeMax allows us to focus our largest paper machines on long, high-volume production runs, continue to improve the capacity utilization of our largest paper machines, achieve supply chain efficiencies, and develop and test product and packaging innovations. We leverage the expertise developed in this relationship to better serve our other customers and to develop new customers and products while pursuing productivity improvements and cost reductions.

We focus our product mix on office and packaging-demand-driven papers to better align ourselves with changing end markets. Many traditional communication paper markets have declined as electronic document transmission and storage alternatives have developed. These declines have varied by specific products. For example, the use of business forms has declined significantly, while cut-size office paper consumption has declined more modestly over the past several years as increased printer placements in home and manufacturing environments have offset reductions in office consumption. Some paper markets, such as label and release papers and flexible packaging papers, are not as sensitive to electronic substitution. During the year ended December 31, 2009, sales volumes of label and release, flexible packaging, and premium office papers grew 4%, compared with the combined year ended December 31, 2008.

The following table sets forth capacity and production by product for the periods indicated (in thousands of short tons):

	Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31
				2007	2006	2005

Capacity (a)
Uncoated freesheet	1,265	1,300		1,484	1,547	1,550
Containerboard (medium)	135	136		138	134	130
Market pulp	145	136		229	224	228

	1,545	1,572		1,851	1,905	1,908

Production (b)
Uncoated freesheet	1,198	1,204	208	1,458	1,520	1,487
Containerboard (medium)	126	118	19	134	132	128
Market pulp	114	187	31	221	187	229

	1,438	1,509	258	1,813	1,839	1,844

(a)	Capacity numbers shown are as of December 31 for the year presented. Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

(b)	The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008.

The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated (dollars, in millions):

	Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31
				2007	2006	2005

Sales	$1,420.0	$1,403.7	$253.5	$1,596.2	$1,494.7	$1,415.2
Segment income (loss) before interest and taxes	$262.7	$32.7	$20.7	$133.5	$63.3	$57.5
Depreciation, amortization, and depletion	85.2	71.7	0.3	45.0	62.3	55.2

EBITDA (a) (b)	$347.8	$104.3	$21.1	$178.5	$125.6	$112.6

(a)	Segment EBITDA is calculated as segment income (loss) before interest (interest income, interest expense, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Part II, Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

(b)	The year ended December 31, 2009, includes approximately $149.9 million of income from alternative fuel mixture credits.

Facilities

We have four paper mills in the Paper segment, all located in the United States. These mills had an annual capacity of 1.3 million short tons of uncoated freesheet as of December 31, 2009. These mills are supported by converting machines that, on a net basis, can produce approximately 0.8 million short tons of cut-size papers annually.

The following table sets forth the annual capacities of manufacturing locations in our Paper segment as of December 31, 2009, and production for the year then ended (in thousands of short tons):

	Number of Machines	Capacity (a)	Production

PULP AND PAPER MILLS
Jackson, Alabama
Uncoated freesheet	2	480	469
International Falls, Minnesota
Uncoated freesheet	4	530	494
St. Helens, Oregon
Uncoated freesheet	1	55	53
Wallula, Washington
Uncoated freesheet	1	200	182
Containerboard (medium)	1	135	126
Market pulp	1	145	114

	10	1,545	1,438

(a)	Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements.

Raw Materials and Input Costs

Wood fiber is our principal raw material in this segment. During the year ended December 31, 2009, wood fiber costs accounted for approximately 27% of materials, labor, and other operating expenses in this segment. The primary sources of wood fiber are timber and byproducts of timber. Most of our manufacturing facilities are located in close proximity to active wood markets. Because of the decline in the housing and construction markets, a significant number of building products manufacturers have curtailed or closed their facilities. These curtailments and closures affect the availability and price of wood chips, wood shavings, and other timber byproducts, particularly in the Pacific Northwest. As a result, we have increased our ability to manufacture wood chips from whole logs, which we purchase from third parties.

All of our paper mills, except St. Helens, have on-site pulp production facilities. Some of our paper mills also purchase pulp from third parties pursuant to contractual arrangements. We negotiate these arrangements periodically, and terms can fluctuate based on prevailing pulp market conditions, including pricing and supply dynamics. As we are currently configured and under normal operating conditions, we are a net consumer of pulp, producing and selling approximately 80,000 to 100,000 short tons less pulp volume annually on the open market than we consume.

We generally purchase raw materials through contracts or open-market purchases. Our contracts are generally with suppliers located in closest proximity to the specific facility they supply, and they generally contain price adjustment mechanisms to account for market price and expense volatility.

Our Paper segment consumes substantial amounts of energy, such as electricity, natural gas, and a modest amount of fuel oil. During the year ended December 31, 2009, energy costs accounted for approximately 12% of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are bound to provide us with all of our needs for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we use derivative instruments such as three-way collars, natural gas caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk for our energy requirements.

We consume a significant amount of chemicals in the production of paper. Important chemicals we use include starch, caustic, sodium chlorate, precipitated calcium carbonate, dyestuffs, and optical brighteners. During the year ended December 31, 2009, chemical costs accounted for approximately 15% of materials, labor, and other operating expenses in this segment. Many of our chemicals are purchased under contracts, which provide more stability than open-market purchases. However, many of these contracts are negotiated annually at prevailing rates. Higher prevailing rates may result in increases to overall chemical costs.

Sales, Marketing, and Distribution

Our uncoated freesheet is sold primarily by our own sales personnel. We ship to customers both directly from our mills and through distribution centers and a network of outside warehouses. This allows us to respond quickly to customer requirements.

The following table sets forth sales volumes of paper and paper products for the periods indicated (in thousands of short tons):

	Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31
				2007	2006	2005

Commodity	844	768	164	995	999	1,080
Premium and specialty	407	432	72	480	498	436

Uncoated freesheet	1,251	1,200	236	1,475	1,497	1,516

Containerboard (medium)	127	118	19	134	132	128
Market pulp	58	102	20	145	112	142

	1,436	1,420	275	1,754	1,741	1,786

Customers

Our largest customer in this segment is OfficeMax. During the year ended December 31, 2009, sales to OfficeMax accounted for $545.4 million of Paper segment sales. Sales to OfficeMax constitute 41% of total uncoated freesheet sales volume and 63% of our office papers sales volume. Pursuant to a long-standing contractual agreement, OfficeMax has agreed to purchase its full North American requirements for cut-size office paper from Boise Inc. through December 2012. OfficeMax’s purchase obligations under the agreement will phase out ratably over a four-year period beginning one year after the delivery of notice of termination, but in no event will the purchase obligation be reduced prior to December 31, 2012. The price for paper sold under this supply agreement approximates market prices. However, due to the structure of the contract, price changes to OfficeMax lag the market by approximately 60 days.

In addition to OfficeMax, we have approximately 800 uncoated freesheet paper customers. Our customers include paper merchants, commercial and financial printers, paper converters such as envelope and form manufacturers, and customers who use our paper for specialty applications such as label and release products. In addition to the paper supply agreement with OfficeMax, we have long-term relationships with other customers. No single customer, other than OfficeMax, exceeds 6% of segment sales.

Packaging

Products

We manufacture and sell corrugated containers and sheets as well as linerboard and newsprint. Containerboard is used in the production of corrugated containers and sheets. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Corrugated sheets are sold primarily to converting operations, which finish the sheets into corrugated container products. During the year ended December 31, 2009, our Packaging segment produced approximately 544,000 short tons of linerboard, and our Paper segment produced approximately 126,000 short tons of corrugating medium, both of which are used in the production of corrugated containers. During the year ended December 31, 2009, our corrugated container and sheet feeder plants consumed approximately 451,000 short tons of containerboard (including both linerboard and corrugating medium) or the equivalent of 67% of our containerboard production.

We operate our Packaging segment to maximize profitability through integration between our containerboard and converting operations and through operational improvements in our facilities to lower costs and improve efficiency. We plan to increase our integration levels and leverage our corrugated box position in the agricultural and food markets. We are a low-volume producer of newsprint, and we believe that our newsprint production has a low delivered cost to the southern U.S. markets. In April 2009, we announced that we had indefinitely idled the #2 newsprint machine (D-2) at our mill in DeRidder, Louisiana. The idled machine has an annual capacity of 186,000 short tons of newsprint. We continue to operate the #3 newsprint machine (D-3).

The following table sets forth capacity and production by product for the periods indicated (in thousands of short tons):

	Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31
				2007	2006	2005
Capacity (a)
Containerboard (linerboard)	610	600		575	559	554
Newsprint	225	410		425	426	434

	835	1,010		1,000	985	988

Production (b)
Containerboard (linerboard)	544	446	83	573	554	533
Newsprint	188	331	59	409	415	411

	732	777	142	982	969	944

(a)	Capacity numbers are shown as of December 31 for the year presented. Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements.

(b)	The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008.

The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated (dollars, in millions):

	Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31
				2007	2006	2005

Sales	$588.4	$703.7	$113.5	$783.1	$766.5	$731.6
Segment income (loss) before interest and taxes	$67.1	$21.1	$5.7	$40.1	$45.3	$23.8
Depreciation, amortization, and depletion	42.2	35.1	0.1	37.7	50.8	37.2

EBITDA (a) (b)	$109.3	$56.2	$5.7	$77.8	$96.1	$61.0

(a)	Segment EBITDA is calculated as segment income (loss) before interest (interest income, interest expense, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Part II, Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

(b)	The year ended December 31, 2009, includes approximately $61.6 million of income from alternative fuel mixture credits.

We manufactured approximately 188,000 short tons of newsprint during the year ended December 31, 2009, for use primarily in printing daily newspapers and other publications in North America. Demand for newsprint has declined dramatically in the last several years and may continue to decline as newspapers are replaced with electronic media. By idling the D-2 machine, we reduced operating and capital costs during this period of declining newsprint demand, while preserving the asset for potential future use. We may pursue future opportunities to convert the machine for packaging production. Should the need arise, we can restart the D-2 machine within a short period of time.

Facilities

We manufacture containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. This mill’s annual production capacity is approximately 835,000 short tons as of December 31, 2009. We also manufacture corrugated containers and sheets at five plants in the Northwest, a sheet plant in Nevada, and a sheet feeder plant in Texas, with an aggregate annual capacity of approximately 7.3 billion square feet (which assumes operating the plants five days a week, 24 hours a day).

The following table sets forth annual capacities of our containerboard (linerboard) and newsprint mill in DeRidder, Louisiana, as of December 31, 2009, and production for the year then ended (in thousands of short tons):

	Number of Machines	Capacity (a)	Production
PULP AND PAPER MILL
DeRidder, Louisiana
Containerboard (linerboard)	1	610	544
Newsprint	1	225	188

	2	835	732

(a)	Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

Raw Materials and Input Costs

Wood fiber is the principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips. During the year ended December 31, 2009, wood fiber costs accounted for approximately 17% of material, labor, and other operating expenses in this segment. We generally purchase raw materials through market-based contracts or on the open market with suppliers located in close proximity to DeRidder. We obtain some of our wood residuals from Boise Cascade’s wood products plants in Louisiana, and the remainder of the wood residuals are purchased from outside sources.

Our Packaging segment consumes substantial amounts of energy, such as electricity and natural gas. During the year ended December 31, 2009, energy costs accounted for approximately 10% of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are bound to supply us with all of our needs for a particular type of energy at a specific facility. Our gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. We also use derivative instruments such as three-way collars, natural gas caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk. For more information about our derivative instruments, see “Disclosures of Financial Market Risks” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

We consume chemicals in the manufacturing of our Packaging segment products. Important chemicals we use include pulping and bleaching chemicals such as caustic, starch, sulfuric acid, and sodium chlorate. During the year ended December 31, 2009, chemical costs accounted for approximately 7% of materials, labor, and other operating expenses in this segment. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. However, many of these contracts are negotiated at the end of each year at prevailing rates. Higher prevailing rates may result in increases to overall chemical costs.

Sales, Marketing, and Distribution

Our containerboard (linerboard) and corrugated containers and sheets are sold by our own sales personnel or brokers. Abitibi Consolidated Sales Corporation (ACSC) purchased all of our newsprint production until late February 2009, when we terminated the arrangement with ACSC. Since that time, we have sold newsprint through our own sales personnel.

The following table sets forth sales volumes of containerboard (linerboard) and newsprint (in thousands of short tons) and corrugated containers and sheets (in millions of square feet) for the periods indicated:

	Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31
				2007	2006	2005

Containerboard (linerboard)	253	194	36	239	266	452
Newsprint	199	326	56	415	411	408

Corrugated containers and sheets	5,963	5,337	914	6,609	6,599	4,770

Customers

During the year ended December 31, 2009, approximately 47% of our linerboard volume was sold in the open market, both domestically and internationally. The remaining volume was used in our operations. We sell our finished corrugated containers to over 1,100 active customers, including large agricultural producers and food and beverage processors. We sell corrugated sheets to over 200 converters, who use the sheets to manufacture corrugated containers for a variety of customers.

We have a focused position in the agricultural and food markets for corrugated boxes. We service these less cyclical end markets with our five strategically located corrugated container plants, one sheet feeder plant, and one sheet plant. With our regional focus and footprint, we are able to service our customers’ needs from multiple plants, schedule operating runs to maximize productivity, and reduce waste and better utilize different paper roll sizes. We believe this position in favorable end markets has contributed to increases in our profitability and has made us more resistant to economic downturns. We sell to newspaper publishers located in regional markets near our DeRidder, Louisiana, manufacturing facility and to export markets primarily in South America.

Corporate and Other

Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor periods presented, the Corporate and Other segment included primarily an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the year ended December 31, 2009, segment sales related primarily to our rail and truck business were $63.8 million. During the year ended December 31, 2008, and the Predecessor period of January 1 through February 21, 2008, and for the year ended December 31, 2007, these sales were $67.7 million, $8.5 million, and $58.9 million, respectively.

In connection with the Acquisition, we entered into a services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years and will expire on February 22, 2011. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the year ended December 31, 2009 and 2008, we recorded $15.0 million and $12.1 million, respectively, in “Sales, Related parties.”

The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated (dollars, in millions):

	Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31
				2007	2006	2005

Sales	$63.8	$67.7	$8.5	$58.9	$61.4	$66.5
Segment income (loss) before interest and taxes	$(21.5)	$(18.6)	$(3.2)	$(11.9)	$(14.9)	$(7.7)
Loss on extinguishment of debt	(44.1)	—	—	—	—	—
Depreciation, amortization, and depletion	4.1	3.2	0.1	1.9	3.3	3.0

EBITDA (a) (b)	$(61.5)	$(15.4)	$(3.1)	$(10.0)	$(11.6)	$(4.6)

(a)	Segment EBITDA is calculated as segment income (loss) before interest (interest income, interest expense, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Part II, Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

(b)	The year ended December 31, 2009, includes approximately $3.9 million of expense from alternative fuel mixture credits.

Competition

The markets in which we operate are large and highly competitive. Our products and services compete with similar products manufactured and distributed by others both domestically and globally. Many factors influence our competitive position in each of our operating segments. Those factors include price, service, quality, product selection, and convenience of location as well as our manufacturing and overhead costs.

Some of our competitors in each of our segments are larger than we are and have greater financial resources. These resources afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.

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

The North American uncoated freesheet producers shipped 10.9 million short tons in 2009 and has four major manufacturers that account for approximately 74% of capacity, according to Resource Information Systems Inc. (RISI) and our estimates. As of December 31, 2009, we believe that we are the third-largest producer of uncoated freesheet paper in North America. Our competitors include Domtar Corporation (the largest producer), International Paper, and Georgia-Pacific LLC. Although price is the primary basis for competition in most of our paper grades, quality and service are important competitive determinants, especially in premium and specialty grades. Our uncoated freesheet papers compete with electronic data transmission, document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives and increasing use of the Internet have had and are likely to continue to have an adverse effect on traditional print media and paper usage. These secular trends are in addition to the current demand decline driven by a weak economy and reduced white-collar employment.

Major uncoated freesheet producers, including Boise Inc., have responded to declining demand by closing or significantly curtailing capacity to match lower demand. In December 2008, we permanently restructured our mill in St. Helens, Oregon, by permanently closing the pulp mill and two of our three paper machines at that facility. During 2009, we elected to take economic downtime and slowed production on selected machines to balance production with demand. We may continue to take additional downtime or slow production if market conditions warrant.

Packaging.    The North American containerboard (corrugating medium and linerboard) manufacturers produced 33 million short tons in 2009, and five major manufacturers account for approximately 72% of capacity, according to RISI and our estimates. Our largest competitors include International Paper Company, Smurfit-Stone Container Corporation, Georgia-Pacific LLC, Temple-Inland, Inc., and Packaging Corporation of America. Containerboard (corrugating medium and linerboard) and newsprint are globally traded commodities with numerous worldwide manufacturers. These products compete primarily on the basis of price. The intensity of competition in these industries fluctuates based on demand and supply levels as well as prevailing foreign currency exchange rates. Our corrugated container operations in the Pacific Northwest have a leading regional market position and compete with several national and regional manufacturers. Our plant in Waco, Texas, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Some of our competitors have lower operating costs and/or enjoy greater integration between their containerboard production and corrugated container production than we do.

The North American newsprint producers shipped 7.2 million metric tonnes (a metric tonne is equal to 2,205 pounds) in 2009 and has three major manufacturers that account for approximately 74% of capacity, according to RISI and our estimates. Our largest competitors include AbitibiBowater Inc., White Birch Paper, and Kruger. In April 2009, AbitibiBowater Inc., North America’s largest maker of newsprint, sought bankruptcy protection in the U.S. and Canada.

Demand for newsprint has declined dramatically in the last several years and may continue to decline as electronic media replaces newspapers. Major producers have closed capacity and taken downtime, including AbitibiBowater, which announced in December 2008 a total of approximately 1,070,000 metric tonnes of permanent and temporary curtailments for 2009. In April 2009, we announced that we had indefinitely idled the D-2 newsprint machine at our mill in DeRidder, Louisiana. Depending on demand and our ability to sell newsprint through our own sales personnel, we may be required to take economic downtime or slow production on our newsprint machine to balance production with demand, as market conditions warrant.

Environmental Issues

Our discussion of environmental issues is presented under the caption “Environmental” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 3. Legal Proceedings” of this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented under the caption “Investment Activities” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Acquisitions and Divestitures

We may engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. For more information about our acquisitions and divestitures, see “Acquisition of Boise Cascade’s Paper and Packaging Operations” and “St. Helens Mill Restructuring and DeRidder Machine Idling,” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Employees

As of January 31, 2010, we had approximately 4,100 employees. Approximately 60% of these employees work pursuant to collective bargaining agreements. As of January 31, 2010, approximately 33% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; Jackson, Alabama; St. Helens, Oregon; and Nampa, Idaho. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW) expired in March 2009 and was terminated by the AWPPW on October 31, 2009. In early February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously. On February 22, 2010, the company declared an impasse in the bargaining process and implemented the terms of the last contract offer. Our potential inability to reach a mutually acceptable labor contract at Wallula, or at any of our other facilities, could result in, among other things, strikes or other work stoppages or slowdowns by the affected employees.

Executive Officers of Registrant

The following individuals are deemed our “executive officers” pursuant to Section 16 of the Securities Exchange Act of 1934. Our executive officers are elected by our board of directors and hold office until their successors are elected and qualified or until their earlier resignation or removal. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which they were selected as officers. No family relationships exist among any of our executive officers.

Alexander Toeldte, 50, President and Chief Executive Officer, Director — Mr. Toeldte has served as our president and chief executive officer and a director since the Acquisition on February 22, 2008. Mr. Toeldte joined Boise Cascade Holdings, L.L.C., in early October 2005 as president of the Company’s Packaging and Newsprint segment and, in late October 2005, became its executive vice president, Paper and Packaging and Newsprint segments. From 2004 to 2006, Mr. Toeldte was chair of Algonac Limited, a private management and consulting firm based in Auckland, New Zealand. Mr. Toeldte’s previous experience includes: serving as executive vice president of Fonterra Co-operative Group, Ltd., and chief executive officer of Fonterra Enterprises (Fonterra, based in New Zealand, is a global dairy company); previously, Mr. Toeldte served in various capacities with Fletcher Challenge Limited Group (formerly one of the largest companies in New Zealand with holdings in paper, forestry, building materials, and energy), including as chief executive officer of Fletcher Challenge Building and as chief executive officer of Fletcher Challenge Paper, both of which were publicly traded units of the Fletcher Challenge Limited Group; and Mr. Toeldte also served as a partner at McKinsey & Company in Toronto, Brussels, Montreal, and Stockholm. Mr. Toeldte studied economics at the Albert-Ludwigs-Universitat in Freiburg, Germany, and received an M.B.A. from McGill University in Montreal, Canada.

Jeffrey P. Lane, 54, Senior Vice President and General Manager, Packaging — Mr. Lane joined the Company and was elected senior vice president and general manager of our packaging operations on April 30, 2008. Prior to joining the Company, Mr. Lane was a partner at McKinsey & Company from 1989 to 1995 and from 1998 until 2008. From 2000 until 2008, Mr. Lane led McKinsey’s global packaging industry practice. Mr. Lane served as the president of MicroCoating Technologies, an advanced materials technology start-up during 1997 and served as the vice president of marketing and business development for Westinghouse Security Systems, a division of Westinghouse Electric Corporation, during 1996. From 1983 to 1989, Mr. Lane served as brand manager at The Procter & Gamble Company, a global consumer products company. Mr. Lane received a B.S. (Biology) from Georgia Institute of Technology and an M.B.A. from Kellogg Graduate School of Management, Northwestern University.

Robert M. McNutt, 49, Senior Vice President and Chief Financial Officer — Mr. McNutt has served as our senior vice president and chief financial officer since the Acquisition on February 22, 2008. Prior to the Acquisition, and since June 2005, Mr. McNutt served as Boise Cascade’s vice president, Investor Relations and Public Policy. From October 2004 to May 2005, Mr. McNutt served as Boise Cascade’s financial manager, Building Products, where he was the senior financial manager overseeing Boise Cascade’s Wood Products and Building Materials Distribution segments with responsibility for strategy, information systems, accounting, and credit functions. Mr. McNutt received a B.A. (Accounting and Finance) and an M.B.A. (Accounting) from Washington State University.

Robert E. Strenge, 55, Senior Vice President, Manufacturing — Mr. Strenge was elected senior vice president of our paper manufacturing operations on April 30, 2008. Since the Acquisition, Mr. Strenge had served as vice president of the Company’s Newsprint segment, a position that he also held with Boise Cascade from October 29, 2004, to the date of the Acquisition. Mr. Strenge was Boise Cascade Corporation’s vice president, DeRidder Operations, from 2003 to 2004. From 1997 to

2003, Mr. Strenge served as mill manager of Boise Cascade Corporation’s St. Helens, Oregon, paper mill. Mr. Strenge received a B.S. (Pulp and Paper Technology) from Syracuse University.

Robert A. Warren, 57, Senior Vice President and General Manager, Paper and Supply Chain — Mr. Warren was elected senior vice president and general manager of our paper operations and supply chain management function on April 30, 2008. Since the Acquisition, Mr. Warren had served as general manager of the Company’s supply chain function, a position that he also held with Boise Cascade since 2006. From 2004 to 2005, Mr. Warren was the business leader for Boise Cascade’s printing papers business, and from 2003 to 2004, he was a project leader for Boise Cascade Corporation. Prior to joining Boise Cascade Corporation, Mr. Warren was the president and chief executive officer for Strategy in Action Group, a private business consulting firm. Mr. Warren received a B.S. (General Engineering) from Oregon State University and an M.B.A. from Kellogg Graduate School of Management, Northwestern University.

Samuel K. Cotterell, 58, Vice President and Controller — Mr. Cotterell has served as our vice president and controller since the Acquisition on February 22, 2008. Prior to the Acquisition, and since October 2004, Mr. Cotterell served as Boise Cascade’s vice president and controller. From 1999 to October 2004, Mr. Cotterell served as director of financial reporting of Boise Cascade Corporation. Mr. Cotterell received a B.A. (Spanish) from the University of Idaho, a B.S. (Accounting) from Boise State University, and a Masters of International Business from the American Graduate School of International Management. Mr. Cotterell is a certified public accountant.

Judith M. Lassa, 51, Vice President, Packaging — Ms. Lassa has served as vice president of our Packaging segment since the Acquisition on February 22, 2008. Prior to the Acquisition, and since October 2004, Ms. Lassa served as Boise Cascade’s vice president, Packaging. From 2000 to October 2004, Ms. Lassa served as vice president, Packaging, of Boise Cascade Corporation. From 1997 to 2000, Ms. Lassa served as Packaging business leader of Boise Cascade Corporation. Ms. Lassa received a B.S. (Paper Science and Engineering) from the University of Wisconsin-Stevens Point.

ITEM 1A.	RISK FACTORS

In addition to the risks and uncertainties we discuss elsewhere in this Form 10-K (particularly in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) or in our other filings with the SEC, the following are some important factors that could cause our actual results to differ materially from those we project in any forward-looking statement. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report, and we do not assume an obligation to update any forward-looking statement.

Adverse business and economic conditions may have a material adverse effect on our business, results of operations, and financial position. General economic conditions adversely affect the demand and production of consumer goods, employment levels, the availability and cost of credit, and ultimately, the profitability of our business. High unemployment rates, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, and financial position.

Risks Related to Industry Conditions

The paper industry experiences cyclicality; changes in the prices of our products could materially affect our financial condition, results of operations, and cash flows. Historically, macroeconomic conditions and fluctuations in industry capacity have created cyclical changes in prices, sales volumes, and margins for our products. Changing industry conditions can influence paper and packaging producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. A weak U.S. dollar tends to mitigate the levels of imports, while a strong U.S. dollar tends to increase imports of commodity paper products from overseas, putting downward pressure on prices.

Prices for all of our products are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Market conditions beyond our control determine the prices for our commodity products, and as a result, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. From time to time, we have taken downtime (or slowed production) at some of our mills to balance our production with the market demand for our products, and we may continue to do so in the future. Some of our competitors may also close or reduce production at their operating facilities, some of which could reopen and increase production capacity. This potential supply and demand imbalance could cause prices to fall. Therefore, our ability to achieve acceptable operating performance and margins is principally dependent on managing our cost structure, managing changes in raw materials prices (which represent a large component of our operating costs and fluctuate based upon factors beyond our control), and general conditions in the paper market. If the prices for our products decline or if our raw material costs increase, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Some of our paper products are vulnerable to long-term declines in demand due to competing technologies or materials. Our uncoated freesheet papers and newsprint compete with electronic data transmission, document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives have had and are likely to continue to have an adverse effect on traditional print media and paper usage. Neither the timing nor the extent of this shift can be predicted with certainty. Because of these trends, demand for paper products may shift from one grade of paper to another or be eliminated altogether.

We face strong competition in our markets. The paper and packaging and newsprint industries are highly competitive. We face competition from numerous competitors, domestic as well as foreign. Some of our competitors are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, or lower operating costs, compared with our company. We may be unable to compete with other companies in the market during the various stages of the business cycle and particularly during any downturns. Some of the factors that may adversely affect our ability to compete in the markets in which we participate include the entry of new competitors (including foreign producers) into the markets we serve, our competitors’ pricing strategies, our failure to anticipate and respond to changing customer preferences, and our inability to maintain the cost-efficiency of our facilities.

Increases in the cost of our raw materials, including wood fiber, chemicals, and energy could affect our profitability. We rely heavily on raw materials, including wood fiber and chemicals, and energy sources, including natural gas and electricity. Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials. For most of our products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs on to our customers in the short term. Any sustained increase in raw material costs, coupled with our inability to increase prices, would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines or facilities.

Wood fiber is our principal raw material, accounting for approximately 27% and 17%, respectively, of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments for the year ended December 31, 2009. Wood fiber is a commodity, and prices have historically been cyclical. In addition, wood fiber, including wood chips, sawdust, and shavings, is a byproduct in the manufacture of building products, and the availability of wood fiber is often negatively affected if demand for building products declines. Severe or sustained shortages of fiber could cause us to curtail our own operations, resulting in material and adverse effects on our sales and profitability. Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, and forest health can also affect log and fiber supply.

Energy accounts for approximately 12% and 10%, respectively, of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments for the year ended December 31, 2009. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. These fluctuations affect our manufacturing costs and can contribute significantly to earnings volatility.

Other raw materials we use include various chemical compounds, such as starch, caustic soda, precipitated calcium carbonate, sodium chlorate, and dyes. Purchases of chemicals accounted for approximately 15% and 7%, respectively, of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments for the year ended December 31, 2009. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

Risks Related to Our Operations

We depend on OfficeMax for a significant portion of our business. Our largest customer, OfficeMax, accounted for approximately 28% of our total sales for the year ended December 31, 2009. In October 2004, OfficeMax agreed to purchase, from our Predecessor, its full North American requirements for cut-size office paper, to the extent Boise chooses to supply such paper to them, through December 2012. If this contract is not renewed or not renewed on terms similar to the existing terms, our future business operations may be adversely affected. If OfficeMax were unable to pay, our financial performance could be affected significantly and negatively. Any significant deterioration in the financial condition of OfficeMax or a significant change in its business that would affect its willingness to continue to purchase our products could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, or negatively affect our net income. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including the following:

•	Maintenance outages.

•	Prolonged power failures.

•	Equipment failure.

•	Disruption in the supply of raw materials, such as wood fiber, energy, or chemicals.

•	A chemical spill or release.

•	Closure because of environmental-related concerns.

•	Explosion of a boiler.

•	The effect of a drought or reduced rainfall on our water supply.

•	Disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels.

•	Fires, floods, earthquakes, hurricanes, or other catastrophes.

•	Terrorism or threats of terrorism.

•	Labor difficulties.

•	Other operational problems.

Any such downtime or facility damage could prevent us from meeting customer demand for our products or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and having a negative effect on our financial results.

Labor disruptions or increased labor costs could materially adversely affect our business. While we believe we have good labor relations, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability. As of January 31, 2010, we had approximately 4,100 employees. Approximately 60% of these employees work pursuant to collective bargaining agreements. As of January 31, 2010, approximately 33% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; Jackson, Alabama; St. Helens, Oregon; and Nampa, Idaho. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the AWPPW) expired in March 2009 and was terminated by the AWPPW on October 31, 2009. In early February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously. On February 22, 2010, the company declared an impasse in the bargaining process and implemented the terms of the last contract offer.

Our potential inability to reach a mutually acceptable labor contract at Wallula, or at any of our other facilities, could result in, among other things, strikes or other work stoppages or slowdowns by the affected employees. While the company has in place contingency plans to address labor disturbances, we could experience disruption to our operations that could have a material adverse effect on our results of operations, financial condition, and liquidity. Future labor agreements could increase our costs of healthcare, retirement benefits, wages, and other employee benefits. Additionally, labor issues that affect our suppliers could also have a material adverse effect on us if those issues interfere with our ability to obtain raw materials on a cost-effective and timely basis.

We are subject to significant environmental, health, and safety laws and regulations, and the cost of compliance could adversely affect our business and results of operation. We are subject to a wide range of general and industry-specific environmental, health, and safety laws and regulations. If we fail to comply with these laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.

We anticipate that governmental regulation of our operations will continue to become more burdensome and that we will continue to incur significant capital and operating expenditures in order to maintain compliance with applicable laws. For example, we may be affected if laws concerning climate change are enacted that regulate greenhouse gas (GHG) emissions. Such laws may require buying allowances for mill GHG emissions or capital expenditures to reduce GHG emissions. Because environmental regulations are not consistent worldwide, our capital and operating expenditures for environmental compliance may adversely affect our ability to compete.

During the year ended December 31, 2009, capital expenditures for environmental compliance were $2.2 million. We expect to spend approximately $1.4 million on environmental items in 2010. Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant additional expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

We may engage in future acquisitions that could materially affect our business, operating results, and financial condition. We may seek to acquire other businesses, products, or assets. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not strengthen our competitive position or achieve our goals. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses, and adversely affect our business, operating results, and financial condition. Future acquisitions may reduce our cash available for operations and other uses. There can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from those businesses. Any difficulties we encounter in the integration process could increase our expenses and have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Economic and Financial Factors

We have substantial indebtedness, and our ability to repay our debt is dependent on our ability to generate cash from operations. As of December 31, 2009, our total indebtedness was $815.9 million. Our ability to repay our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt, or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, and results of operations.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements. Our businesses are capital-intensive, and we regularly incur capital expenditures to maintain our equipment, increase our operating efficiency, and comply with environmental laws. In addition, significant amounts of capital are required to modify our equipment to produce alternative or additional products or to make significant improvements in the characteristics of our current products. During the year ended December 31, 2009, our total capital expenditures, excluding acquisitions, were $77.1 million. We expect to spend approximately $100 million on capital expenditures for 2010. We currently expect our capital expenditures, excluding acquisitions, to be between $90 million and $120 million annually over the next five years.

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

Our indebtedness imposes restrictive covenants on us, and a default under our debt agreements could have a material adverse effect on our business and financial condition. Our credit facilities require BZ Intermediate Holdings LLC (Holdings) and its subsidiaries to maintain specified financial ratios and to satisfy certain financial tests. These tests include, in the case of our credit facilities, an interest coverage ratio test, a first lien secured leverage ratio test, and a total leverage ratio test. In addition, our credit facilities restrict, and the indenture governing the 9% senior notes restrict, among other things, the ability of Holdings and its subsidiaries to create additional liens on assets, make investments or acquisitions, pay dividends, incur additional indebtedness, sell assets, including capital stock of subsidiaries, make capital expenditures, place restrictions on the ability of such subsidiaries to make distributions, enter into transactions with our affiliates, enter into new lines of business, and engage in consolidations, mergers, or sales of substantially all of our assets. We will need to seek permission from the lenders under our indebtedness to engage in specified corporate actions. The lenders’ interests may be different from our interests, and no assurance can be given that we will be able to obtain the lenders’ permission when needed.

Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants (or similar covenants contained in future financing agreements) could result in a default under the credit facilities, the indenture governing the 9% senior notes, and other agreements containing cross-default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. A default would permit lenders or holders to accelerate the maturity of the debt under these agreements, to foreclose upon any collateral securing the debt, and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including the obligations of Boise Paper Holdings, L.L.C., and Boise Finance Company under the 9% senior notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

We anticipate significant future funding obligations for pension benefits. In December 2008, we enacted a freeze on our defined benefit pension plan for salaried employees (the Salaried Plan); however, we continue to maintain defined benefit pension plans for most of our union employees. Despite the freeze of the Salaried Plan, we will continue to have significant obligations for pension benefits. As of December 31, 2009, our pension assets had a market value of $302 million, compared with $248 million at December 31, 2008. Assuming a return on plan assets of 7.25% in 2010 and 2011, we estimate we will be required to contribute approximately $2 million in 2010 and approximately $22 million in 2011. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors, and the amount of our contributions may adversely affect our cash flows, financial condition, and results of operations.

Boise Cascade holds 21.7% of our common stock as of January 29, 2010, and may influence our affairs. As a result of its ownership, Boise Cascade has representation on our board of directors and may significantly influence our policies, business, and affairs. As long as the holders of Boise Registrable Securities (as such term is defined in the Investor Rights Agreement dated February 22, 2008, entered into by and among us, Boise Cascade, and other stockholders named therein (the Investor Rights Agreement) in connection with the Acquisition) control 33% or more of our common stock that was issued to Boise Cascade at the closing of the Acquisition, we will be subject to restrictions on our business activities pursuant to the terms of the Investor Rights Agreement. More specifically, for so long as the 33% ownership threshold is met or exceeded, the Investor Rights Agreement will restrict us from conducting specified activities or taking specified actions without the affirmative written consent of the holders of a majority of the Boise Registrable Securities then outstanding. The restricted activities include, without limitation, making distributions on our equity securities; redemptions, purchases, or acquisitions of our equity securities; issuances or sales of equity securities or securities exchangeable for, or convertible to, equity securities; issuing debt or convertible/exchangeable debt securities; making loans, advances, or guarantees; mergers and acquisitions; asset sales; liquidations; recapitalizations; nonordinary business activities; making changes to our organizational documents; making changes to arrangements with our officers, directors, employees, and other related persons; incurrence of indebtedness for borrowed money or capital leases above specified thresholds; and consummating the sale of the Company. Additionally, pursuant to affirmative covenants under the Investor Rights Agreement (and subject to the same 33% ownership threshold), unless the holders of a majority of the Boise Registrable Securities then outstanding have otherwise consented in writing, we are required to perform specified activities, including, without limitation, preservation of our corporate existence and material licenses, authorizations and permits necessary to the conduct of our business, maintenance of our material properties, discharge of certain statutory liens, performance under material contracts, compliance with applicable laws and regulations, preservation of adequate insurance coverage, and maintenance of proper books of record and account.

If Boise Cascade disposes of a significant number of shares of our common stock, it could adversely affect the market price of our common stock or our ability to raise future capital. We have filed a registration statement with the SEC pursuant to which Boise Cascade may publicly sell all or a portion of the shares of our common stock that it holds. In November 2009, we completed a secondary offering of Boise Cascade’s common stock holding, thus reducing their ownership from 42.5% to 21.7%. Boise Cascade will continue to review its investment in Boise Inc. in light of current market conditions, its long-term investment objectives, and its financing needs and, based on its review of such factors, may determine to sell additional shares of our common stock owned by it through market or privately negotiated transactions. Such sales could be for a significant number of shares and could adversely affect the market price of our common stock or our ability to raise future capital. On December 15, 2009, Boise Cascade announced its intention to further reduce its holdings by an additional 8 million shares by entering into a trading plan under SEC rules. Sales under this trading plan commenced February 16, 2010.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved comments.

ITEM 2.	PROPERTIES

We own substantially all of our manufacturing facilities and substantially all of the equipment used in our facilities. Information concerning encumbrances attached to the properties described in the table below are presented in Note 12, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Information concerning production capacity and the utilization of our manufacturing facilities is presented in “Part I, Item 1. Business” of this Form 10-K.

Following is a list of our facilities by segment as of January 31, 2010. We lease a portion of the corporate headquarters building in Boise, Idaho.

Paper

The following table summarizes our paper facilities:

Facility Type	Number of Facilities	Locations
Pulp and paper mills	3	Alabama, Minnesota, and Washington
Paper mill	1	Oregon
Distribution centers	2	California and Illinois

Packaging

The following table summarizes our packaging facilities:

Facility Type	Number of Facilities	Locations
Pulp and paper mill	1	Louisiana
Corrugated container, sheet feeder, and sheet plants	7	Idaho (2), Nevada, Oregon, Texas, Utah, and Washington

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of our securityholders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The New York Stock Exchange (NYSE) is the principal market in which our common stock is traded. The following table indicates the last reported high and low closing prices of our common stock as reported by the NYSE and, prior to the Acquisition, the American Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
Quarter	High	Low
2009
Fourth	$6.29	$4.71	$—
Third	5.40	1.41	—
Second	2.47	0.51	—
First	0.75	0.24	—

Total			$—

2008
Fourth	$1.45	$0.29	$—
Third	4.20	1.56	—
Second	6.73	3.58	—
First (February 22 through March 31, 2008)	8.50	6.19	—
First (January 1 through February 21, 2008)	9.70	8.39	—

Total			$—

Holders

On January 29, 2010, there were approximately 15 holders of record of our common stock, one of which was Cede & Co., which is the holder of record of shares held through the Depository Trust Company.

Dividends

We did not declare or pay any cash or stock dividends during 2009. Our ability to pay dividends is restricted by our senior secured credit facilities as well as Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

Common Stock Price Declined

Shares of our common stock are currently listed on the NYSE. The market price of our common stock has declined since the Acquisition. On the date of the Acquisition, February 22, 2008, the closing price of our common stock was $8.50 per share. As of January 29, 2010, the closing price of our common stock price was $5.16 per share, and our market capitalization was approximately $435.6 million.

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

As required by the NYSE, we submitted a business plan to demonstrate our ability to achieve compliance with the market capitalization requirement within 18 months from the receipt of the notice, and the NYSE accepted our plan.

On May 29, 2009, the NYSE notified us that our 30-day average share price was above $1.00, which meant that we had regained compliance with the minimum share price requirement for NYSE standards.

On October 2, 2009, the NYSE notified us that we had regained compliance with the NYSE’s quantitative continued listing standards. The notice stated that the decision resulted from our consistent, positive performance with respect to our original business plan submission, the achievement of compliance with the NYSE’s minimum share price requirement, and the achievement of compliance with the NYSE’s minimum market capitalization requirement.

Securities Authorized for Issuance Under Our Equity Compensation Plan

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b) (2)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders (1)	8,214,843	$	N/A	8,326,464

Equity compensation plans not approved by securityholders	N/A		N/A	N/A

Total	8,214,843	$	N/A	8,326,464

(1)	Our shareholders approved the Boise Inc. Incentive and Performance Plan (BIPP) at a special shareholders meeting held on February 5, 2008. We have 17,175,000 shares of the Company’s common stock reserved for issuance under the BIPP. Since the Acquisition, 13 officers, 51 other employees, and 6 nonemployee directors have received restricted stock or restricted stock unit awards under the BIPP. These awards are reflected in column (a) above.

(2)	Because there is no exercise price associated with the restricted stock and restricted stock units that were awarded under the BIPP, a weighted average exercise price calculation for the restricted stock and restricted stock units cannot be made.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of our fiscal year ended December 31, 2009.

Performance Graph

The following graph compares the return on a $100 investment in our common stock on February 25, 2008 (the day we first began trading on the New York Stock Exchange) with a $100 investment also made on February 25, 2008, in the S&P 500 Index and our peer group. The companies included in our peer group are AbitibiBowater Inc., Domtar Corp., Glatfelter, International Paper Co., KapStone Paper & Packaging, MeadWestvaco Corp., Neenah Paper Inc., Packaging Corp. of America, Sappi Ltd., Smurfit-Stone Container Corp., Stora Enso Corp., Temple-Inland Inc., UPM-Kymmene Corp., Verso Paper Corp., and Wausau Paper Corp:

Because of the volatility of our stock over the last 12 months, we are also providing the following table for informational purposes for the one-year period of December 31, 2008, through December 31, 2009:

PERCENTAGE INCREASE

Boise Inc.	1135%
Peer Group	65%
S&P 500 Index	26%

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the periods indicated and should be read in conjunction with the disclosures in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K (in millions, except per-share data):

	Boise Inc.			Predecessor
	Year Ended December 31, 2009 (a)	Year Ended December 31, 2008 (b)	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31
					2007 (c)	2006 (d)	2005 (e)
Statement of Income (loss) data
Net sales	$1,978	$2,071	$—	$360	$2,333	$2,222	$2,129
Income (loss) from operations	306	40	—	23	160	94	74
Net income (loss)	154	(46)	5	23	160	93	72

Net Income (loss) per common share:
Basic	1.96	(0.62)	0.16	—	—	—	—
Diluted	1.85	(0.62)	0.16	—	—	—	—

Earnings before interest, taxes, depreciation, and amortization (EBITDA) (f)	396	145	—	24	246	210	169

Cash dividends declared per common share	—	—	—	—	—	—	—

Balance sheet data (at end of year)
Current assets	$586	$596	$404		$560	$572	$509
Property and equipment, net	1,223	1,277	—		1,210	1,144	1,142
Total assets	1,896	1,988	408		1,846	1,759	1,678
Current liabilities	303	269	15		250	241	217
Long-term debt, less current portion	785	1,012	—		—	—	—
Notes payable	—	67	—		—	—	—
Stockholders’ equity	621	449	233		1,560	1,481	1,425

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

(a)	Included $5.8 million of expense associated with the restructuring of the St. Helens, Oregon, mill.

Included $5.9 million of income related to energy hedges.

Included $44.1 million of loss on extinguishment of debt as a result of the October 26, 2009, debt restructuring.

Included $207.6 million of income as a result of alternative fuel mixture credits.

(b)	Included $37.6 million of expense associated with the restructuring of the St. Helens, Oregon, mill.

Included a $2.9 million gain for changes in supplemental pension plans.

Included $7.4 million of expense related to energy hedges.

Included $5.5 million of expense related to lost production and costs incurred as a result of Hurricanes Gustav and Ike.

Included $10.2 million related to inventory purchase accounting adjustments.

Included $19.8 million of expense related to the outage at the DeRidder, Louisiana, mill.

(c)	Included approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in the Paper, Packaging, and Corporate and Other segments, respectively, as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

Included a $4.4 million gain for changes in retiree healthcare benefits.

Included $8.7 million of expense related to the impact of energy hedges.

Included $4.0 million of expense related to the start-up of the reconfigured paper machine at the Wallula, Washington, mill.

(d)	Included a $3.7 million gain for changes in retiree healthcare programs.

Included $18.1 million of expense related to the impact of energy hedges.

Included $2.8 million of expense for special project costs.

Included $2.4 million of expense related to write-downs associated with the sale of the Vancouver, Washington, mill.

(e)	Included a $5.2 million gain for changes in retiree healthcare programs.

(f)	The following table reconciles net income (loss) to EBITDA for the periods indicated (dollars, in millions):

	Boise Inc.			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31
					2007	2006	2005

Net income (loss)	$154	$(46)	$5	$23	$160	$93	$72
Change in fair value of interest rate derivatives	(1)	—	—	—	—	—	—
Interest expense	83	91	—	—	—	—	—
Interest income	—	(2)	(10)	—	(1)	(1)	—
Income tax provision (benefit)	28	(9)	5	1	3	1	2
Depreciation, amortization, and depletion	132	110	—	—	85	116	95

EBITDA	$396	$145	$—	$24	$246	$210	$169

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I, Item 1A. Risk Factors” of this Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC).

We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K.

Background

Boise Inc. or “the Company,” “we,” “us,” or “our” is a large, diverse United States-based manufacturer of packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp. We own pulp and paper mill operations in the following locations: Jackson, Alabama; International Falls, Minnesota; St. Helens, Oregon; and Wallula, Washington, all of which manufacture uncoated freesheet paper. We also own a mill in DeRidder, Louisiana, which produces containerboard (linerboard) and newsprint. In addition, we have a network of five corrugated container plants located in the Pacific Northwest, a corrugated sheet plant in Nevada, and a corrugated sheet feeder plant in Texas.

On February 22, 2008, Aldabra 2 Acquisition Corp. completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). Subsequent to the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. The acquired business is referred to in this Form 10-K as the “Predecessor.” See Note 16, Acquisition of Boise Cascade’s Paper and Packaging Operations, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information related to the Acquisition.

The accompanying Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the year ended December 31, 2009, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Predecessor Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the period of January 1 through February 21, 2008, and for the year ended December 31, 2007, are presented for comparative purposes. The period of February 1 (Inception) through December 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations at times refers to the combined activities of Boise Inc. and the Predecessor for each period specifically indicated, which we believe is the most useful comparison between periods. The Acquisition resulted in a new basis of accounting from those previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reported by the Predecessor. Finished goods inventories were revalued to estimated selling prices less costs of disposal and a reasonable profit on the disposal. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our purchase price allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

We report our results in three segments: Paper, Packaging, and Corporate and Other (support services). See Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information related to our segments.

Debt Issuance and Restructuring

On October 26, 2009, Boise Paper Holdings, L.L.C. (Boise Paper Holdings) and Boise Finance Company, two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 9% senior notes due on November 1, 2017 (the 9% Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 9% Senior Notes pay interest semiannually in arrears on May 1 and November 1, commencing on May 1, 2010.

In connection with the issuance we also entered into amendments to our senior secured credit facilities. These amendments permitted us to incur $300.0 million of new senior unsecured notes, repurchase all of the second lien term loans, repurchase and retire notes payable, and modify certain of our financial covenants. The financial covenant modifications limit our total leverage ratio to 4.75:1:00, stepping down to 4.50:1.00 at September 30, 2011. We also have a new first lien secured leverage ratio of 3.25:1:00, stepping down to 3.00:1.00 at September 30, 2011.

The results of this debt issuance and restructuring, including the changes to our financial covenants, increase our financial flexibility, extend our debt maturity profile, simplify our capital structure, and reduce our total indebtedness.

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code allowed an excise tax credit for taxpayers using alternative fuels in the taxpayer’s trade or business. During the year ended December 31, 2009, we recorded $207.6 million in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income (Loss). As of December 31, 2009, we recorded a receivable of $56.6 million in “Receivables, Other” on our Consolidated Balance Sheet for alternative fuel mixture credits. The credits expired on December 31, 2009. We are reasonably assured that the credit for the alternative fuel mixture used by us through December 31, 2009, has been earned and will be collected from the U.S. government.

Acquisition of Boise Cascade’s Paper and Packaging Operations

On February 22, 2008, Aldabra 2 Acquisition Corp. completed the Acquisition of the Paper Group and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade for cash and securities. Aldabra 2 Acquisition Corp. acquired four pulp and paper mills, one paper mill, five corrugated container plants, a corrugated sheet feeder plant, and two paper distribution facilities, all located in the U.S. Subsequent to the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc.

Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares. Boise Cascade continues to hold a significant interest in us. At December 31, 2009, Boise Cascade owned 21.7% of our common stock. See Note 16, Acquisition of Boise Cascade’s Paper and Packaging Operations of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

St. Helens Mill Restructuring and DeRidder Machine Idling

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 short tons and market pulp capacity at the St. Helens and Wallula, Washington, mills. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily printing papers and flexible packaging papers. The #3 machine, which is owned by Cascades Tissue Group, also continues to operate. The permanent capacity reductions resulted in the loss of approximately 330 jobs at the St. Helens mill and 36 jobs in related sales, marketing, and logistics functions elsewhere in the Company. Eligible salaried employees were offered severance packages and outplacement assistance. We will employ approximately 140 employees at the mill after restructuring. At December 31, 2009, we had terminated approximately 360 employees. For additional information related to the St. Helens Mill Restructuring, see Note 17, St. Helens Mill Restructuring, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

In April 2009, we announced that we had indefinitely idled the #2 newsprint machine (D-2) at our mill in DeRidder, Louisiana. The D-2 machine had been idled since February 9, 2009, due to lack of orders. We will continue to operate the #3 newsprint machine (D-3) and the #1 linerboard machine (D-1) at the DeRidder mill. The idled machine has an annual capacity of 186,000 short tons of newsprint. By idling the machine, we reduced operating and capital costs during this period of declining newsprint demand, while preserving the asset for potential future use. Should the need arise, we can restart the D-2 machine within a short period of time. We may also pursue options to convert the machine for packaging production at a later date. For additional information related to the D-2 newsprint machine indefinite idling, see Note 6, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Recent Trends and Operational Outlook

The U.S. economy began to improve in 2009, and real GDP in the U.S. grew in the second half of the year. However, U.S. unemployment remains high, at 9.7% in January 2010, and real incomes have not shown signs of significant growth to date. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations, and financial position.

U.S. industry demand for uncoated freesheet stabilized in fourth quarter 2009 and showed signs of improvement in December after declining throughout the previous months. According to the American Forest & Paper Association (AF&PA), December 2009 U.S. industry shipments improved 1.9%, compared with December 2008; overall U.S. shipments declined 11% during 2009, compared with 2008. Demand for commodity communication papers has been negatively affected by weak macroeconomic conditions and by the longer-term secular shift to electronic media for communications. Demand for printing and converting products has also been negatively affected by these factors and by the decline in direct-mail advertising. Despite soft demand, compared with prior years, U.S. uncoated freesheet inventories remained low at approximately 940,000 short tons in fourth quarter 2009. We curtailed shifts and slowed production on our uncoated freesheet machines to balance production with demand during 2009. During fourth quarter, we performed a scheduled maintenance outage at our Jackson, Alabama, pulp and paper mill.

Despite softening demand and price erosion as a result of both secular and cyclical trends, sales prices for our uncoated freesheet papers improved in 2009, compared with 2008. The price improvement was led by cut-size office paper grades, which represented 65% of our 2009 uncoated freesheet sales volumes, and by packaging-demand-driven products (including label and release and flexible packaging grades). Net sales prices for our printing and converting grades, which include commercial printing, form bond, and envelope papers declined, compared with the prior year.

In fourth quarter 2009, we implemented a $40-per-short-ton price increase for our uncoated freesheet, offset, and envelope grades and for some premium colored office papers. In early 2010, we announced a $40-per-short-ton price increase across most of our cut-size office papers, offset, and midweight opaque grades effective in February 2010. There is no assurance the announced price increase will be fully realized. Since a large portion of our cut-size office paper is sold to OfficeMax under a contract whereby the price OfficeMax pays is determined by a published index, changes in price for this product sold to OfficeMax tend to lag behind the general market by approximately 60 days.

Recent linerboard pricing trends have shown improvement after price erosion throughout 2009. Linerboard net sales prices to third parties increased sequentially from third quarter 2009 as export demand and pricing improved in fourth quarter. In January 2010, we announced a $50-per-short-ton and $70-per-short-ton price increase for domestic linerboard sales in the eastern and western U.S., respectively. These increases are currently being implemented; however, there is no assurance the announced price increase will be fully realized. On an annual basis, compared with 2008, corrugated product pricing improved in 2009, but declined sequentially from third quarter 2009 due to seasonal box mix fluctuations in our agricultural end markets and containerboard price declines earlier in the year. Packaging demand in agriculture, food, and beverage markets, which has historically been less correlated to broad economic activity, remained relatively stable throughout 2009. These markets constitute just over half of our corrugated products end-use markets. Demand in our industrial markets and containerboard export markets, which is more closely aligned with general economic activity, was weak throughout 2009, although export markets showed improvement in late third and fourth quarters, compared with earlier in 2009.

Despite weak overall containerboard industry demand throughout 2009, total U.S. containerboard inventories declined to 2.1 million short tons in November 2009 from 2.5 million short tons in December 2008, according to AF&PA. During the first half of 2009, we took production downtime to balance production with demand. In first quarter 2010, we will have a scheduled maintenance outage at our DeRidder, Louisiana, paper mill.

Prices for manufacturing inputs, including fiber, energy, and chemicals, have declined in 2009, compared with 2008, driven by reduced demand as a result of the weak U.S. economy. Overall input costs were higher in fourth quarter 2009, compared with third quarter 2009, primarily as a result of modestly higher prices and a seasonal increase in consumption of some inputs, such as energy, driven by colder winter weather. In 2010, we will begin experiencing higher fiber costs at our Jackson, Alabama, mill as a result of extremely wet weather conditions in the region, which increases the costs to procure and deliver fiber. Higher prevailing pulp prices are also expected to increase contracted pulp rates in the region.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Competing technologies that affect the demand for our products.

•	Labor and personnel relations.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, wood fiber, energy, and chemicals.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Major equipment failure.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	Our customer concentration and the ability of our customers to pay.

•	The other factors described in “Part I, Item 1A. Risk Factors” of this Form 10-K.

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, electronic media substitution, manufacturing activity, employment, consumer spending, and currency exchange rates. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. The global financial and credit crisis led to a severe recession in the U.S. economy during 2009. While extended high unemployment levels or a second economic downturn could negatively affect overall demand, no single product line drives our overall financial performance, and individual product lines are influenced by conditions in their respective industries. For example:

•

Historically, demand for uncoated freesheet correlated positively with general economic activity. However, demand for communication paper grades, such as uncoated freesheet, imaging, and printing and forms paper, which we produce, has decreased as the use of electronic transmission and document storage alternatives has become more widespread and more efficient.

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

Over the last five years, North American uncoated freesheet, containerboard, and newsprint capacities declined approximately 22%, 1%, and 32%, respectively, according to Resource Information Systems Inc. (RISI). In fourth quarter 2008 and into 2009, temporary and permanent curtailments accelerated and significantly reduced capacity across many grades. Further capacity closures have been announced for 2010. New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill.

Industry supply of paper is also influenced by the level of imports and by overseas production capacity, which has grown over the past decade. According to RISI, North American uncoated freesheet imports were flat in 2009, compared with 2008.

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

Fiber.    The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.		Predecessor	Combined	Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Paper	27%	29%	26%	29%	29%
Packaging	17%	15%	17%	15%	17%

The primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Substantially all fiber is acquired from outside sources. We convert logs and wood chips into pulp, which we use at our paper mills to produce paper. On an aggregate basis, operating at capacity, we are a net consumer of market pulp, producing and selling less market pulp on the open market than we purchase on the open market.

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

In Minnesota, our overall fiber costs decreased in 2009, compared with 2008, driven by lower prices for wood and purchased pulp and reduced consumption of purchased pulp as a result of reduced production and sales volumes. Wood fiber prices in the region declined, compared with 2008, primarily as a result of continued curtailment of oriented strand board production in the region.

In the Pacific Northwest, our fiber costs decreased in 2009, compared with 2008, due to reduced consumption as a result of the St. Helens mill downsizing and lower fiber prices. Residual fiber prices declined, compared with the prior year, as a result of reduced overall fiber demand in the region.

In the South, during 2009, fiber costs at our DeRidder mill decreased overall, compared with 2008, due to declining wood fiber prices and reduced fiber consumption as a result of the idling of our D-2 newsprint machine. In Alabama, fiber costs decreased in 2009, compared with 2008, driven by reduced prices for purchased pulp and recycled fiber, offset partially by higher consumption of purchased pulp.

Other Raw Materials and Energy Purchasing and Pricing.    We purchase other raw materials and energy used to manufacture our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy at a single facility. These contracts frequently contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, they may not, in many cases, alleviate fluctuations in market prices.

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

Energy.    Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. Currently, energy prices are favorable, compared with historical averages. In 2009, energy costs were lower, compared with 2008, due mainly to significantly lower prices and less consumption of electricity and natural gas. Consumption was reduced as a result of the restructuring of the St. Helens mill and the indefinite idling of our D-2 newsprint machine in DeRidder. Under normal operations, and assuming that D-2 is not operating, we expect to consume approximately 12 million mmBtu (millions of British thermal units) of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor in each of the periods listed below:

	Boise Inc.		Predecessor	Combined	Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Paper	12%	16%	15%	16%	15%
Packaging	10%	15%	14%	15%	14%

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of December 31, 2009, we had entered into derivative instruments related to approximately 50% of our forecasted natural gas purchases for January 2010 through October 2010, approximately 16% of our forecasted natural gas purchases for November 2010 through March 2011, and approximately 6% of our forecasted natural gas purchases for April 2011 through October 2011. At December 31, 2009, these derivatives included three-way collars and call spreads.

We have elected to account for these instruments as economic hedges. At December 31, 2009, we recorded the fair value of the derivatives, or $1.4 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the years ended December 31, 2009 and 2008, we recorded the change in fair value of the instruments, or $5.9 million of income and $7.4 million of expense, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Chemicals.    Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.		Predecessor	Combined	Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007
Paper	15%	15%	13%	15%	14%
Packaging	7%	6%	6%	6%	5%

Total chemical costs in 2009 were lower, compared with 2008, as a result of lower prices and reduced consumption due to the restructuring of the St. Helens mill. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. Many of these contracts are renegotiated annually.

Labor.    Labor costs tend to increase steadily due to inflation in healthcare and wage costs. As of January 31, 2010, we had approximately 4,100 employees. Approximately 60% of these employees work pursuant to collective bargaining agreements. As of January 31, 2010, approximately 33% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; Jackson, Alabama; St. Helens, Oregon; and Nampa, Idaho. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the AWPPW) expired in March 2009 and was terminated by the AWPPW on October 31, 2009. In early February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously. On February 22, 2010, the company declared an impasse in the bargaining process and implemented the terms of the last contract offer. Our potential inability to reach a mutually acceptable labor contract at Wallula, or at any of our other facilities, could result in, among other things, strikes or other work stoppages or slowdowns by the affected employees.

Our Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the years ended December 31, 2009 and 2008, the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007 (in millions, except percent-of-sales data):

	Boise Inc. (a)		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007
Sales
Trade	$1,935.4	$1,990.2	$258.4	$1,636.6
Related parties	42.8	80.4	101.5	696.0

	1,978.2	2,070.6	359.9	2,332.6

Costs and expenses
Materials, labor, and other operating expenses	1,596.2	1,756.8	313.9	1,948.2
Fiber costs from related parties	36.9	54.6	7.7	39.4
Depreciation, amortization, and depletion	131.5	110.0	0.5	84.6
Selling and distribution expenses	55.5	48.3	9.1	59.5
General and administrative expenses	50.3	34.2	6.6	44.5
St. Helens mill restructuring (b)	5.8	29.8	—	—
Alternative fuel mixture credits, net	(207.6)	—	—	—
Other (income) expense, net	4.0	(3.0)	(1.0)	(4.1)

	1,672.6	2,030.7	336.8	2,172.1

Income from operations	$305.6	$39.9	$23.1	$160.5

Sales
Trade	97.8%	96.1%	71.8%	70.2%
Related parties	2.2	3.9	28.2	29.8

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	80.7%	84.9%	87.2%	83.5%
Fiber costs from related parties	1.9	2.6	2.2	1.7
Depreciation, amortization, and depletion	6.6	5.3	0.1	3.6
Selling and distribution expenses	2.8	2.3	2.5	2.6
General and administrative expenses	2.5	1.7	1.9	1.9
St. Helens mill restructuring	0.3	1.4	—	—
Alternative fuel mixture credits, net	(10.5)	—	—	—
Other (income) expense, net	0.2	(0.1)	(0.3)	(0.2)

	84.5%	98.1%	93.6%	93.1%

Income from operations	15.5%	1.9%	6.4%	6.9%

(a)	We have not included information related to the period of February 1 (Inception) through December 31, 2007, which represents the activities of Aldabra 2 Acquisition Corp., as the operating results related to this period are insignificant.

(b)	In November 2008, we announced the restructuring of our St. Helens, Oregon, paper mill. Of the $37.6 million restructuring charge recorded in 2008, $29.8 million is included in “St. Helens mill restructuring” and $7.8 million related to inventory write-downs is included in “Materials, labor, and other operating expenses.”

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the years ended December 31, 2009 and 2008, the Predecessor period of January 1 through February 21, 2008, the combined year ended December 31, 2008, and the Predecessor year ended December 31, 2007 (in thousands of short tons and dollars per short ton, except corrugated containers and sheets):

	Boise Inc.			Predecessor	Combined		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008		January 1 Through February 21, 2008	Year Ended December 31, 2008		Year Ended December 31, 2007

Paper
Uncoated freesheet	1,251	1,200	(a)	236	1,436	(a)	1,475
Containerboard (medium)	127	118		19	137		134
Market pulp	58	102	(a)	20	122	(a)	145

	1,436	1,420		275	1,695		1,754

Packaging
Containerboard (linerboard)	253	194		36	230		239
Newsprint	199	326		56	382		415
Corrugated containers and sheets (mmsf)	5,963	5,337		914	6,251		6,609

Paper
Uncoated freesheet	$954	$942		$868	$930		$864
Containerboard (medium)	418	481		454	477		435
Market pulp	429	512		535	516		538

Packaging
Containerboard (linerboard)	$301	$396		$399	$397		$389
Newsprint	459	584		494	571		489
Corrugated containers and sheets ($/msf)	58	58		55	57		53

(a)	The year ended December 31, 2008, and the combined year ended December 31, 2008, included 177,000 and 206,000 short tons, respectively, of uncoated freesheet and 24,000 and 29,000 short tons, respectively, of market pulp from machines at the St. Helens paper mill that have been shut down.

Operating Results

The following presents a discussion of sales and costs for the year ended December 31, 2009, compared with the combined year ended December 31, 2008, and for the combined year ended December 31, 2008, compared with the year ended December 31, 2007. The combined year ended December 31, 2008, represents the results of Boise Inc. for the year ended December 31, 2008, and the results of the Predecessor for the period of January 1 through February 21, 2008. See “Background” and “Acquisition of Boise Cascade’s Paper and Packaging Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information related to the Acquisition.

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

Year Ended December 31, 2009, Compared With the Combined Year Ended December 31, 2008

Sales

For the year ended December 31, 2009, total sales decreased $452.4 million, or 19%, to $1,978.2 million from $2,430.6 million for the combined year ended December 31, 2008. The decrease was driven primarily by a 14% decrease in Paper segment sales due to lower sales volumes, offset partially by higher sales prices, and a 28% decline in Packaging segment sales due primarily to lower sales volumes and prices.

Paper.    Sales decreased $237.2 million, or 14%, to $1,420.0 million for the year ended December 31, 2009, from $1,657.2 million for the combined year ended December 31, 2008. This decrease was driven primarily by a 13% decline in uncoated freesheet sales volumes, due primarily to lower production capacity as a result of the St. Helens mill restructuring and to market downtime as a result of declining demand. Sales volumes for uncoated freesheet commodity grades declined 10% and premium and specialty grades declined 19%, compared with 2008, driven primarily by sharp reductions in printing and converting sales volumes. Sales volumes in our label and release, flexible packaging, and premium office grades grew 4%, compared with 2008, as we continued to convert commodity production to label and release at our Wallula, Washington, mill. Reduced volumes were offset partially by higher prices. Overall uncoated freesheet net sales prices increased 3%, compared with 2008, as both commodity and premium and specialty uncoated freesheet net sales prices increased.

Packaging.    Sales decreased $228.8 million, or 28%, to $588.4 million for the year ended December 31, 2009, from $817.2 million for the year ended December 31, 2008. The decrease was driven by lower sales volumes for newsprint and corrugated products and lower net sales prices for newsprint and linerboard, offset partially by higher segment linerboard sales volumes and higher corrugated products sales prices. Sales volumes for newsprint declined 48% and for corrugated container and sheets declined 5%, while segment linerboard sales volumes increased 10%, compared with 2008. Net sales prices for segment linerboard declined 24%, newsprint net sales prices declined 20%, and corrugated products net sales prices increased 2% over the same time period. Demand for linerboard was weak early in 2009 but improved later in the year, particularly in export markets. Newsprint experienced a significant decline in demand during 2009, resulting in market downtime during the period to match production with demand. In April 2009, we indefinitely idled our D-2 newsprint machine in DeRidder, Louisiana.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, decreased $499.9 million, or 23%, to $1,633.1 million for the year ended December 31, 2009, from $2,133.0 million for the combined year ended December 31, 2008. The decrease was driven primarily by lower prices and lower consumption of inputs and by fixed cost reductions as a result of the St. Helens mill restructuring and the idling of our D-2 newsprint machine.

Fiber, energy, and chemical costs were $401.1 million, $188.9 million, and $210.3 million, respectively, for the year ended December 31, 2009, and $530.0 million, $340.2 million, and $262.6 million, respectively, for the combined year ended December 31, 2008. Combined, this represents a cost decrease of $332.5 million in 2009, compared with 2008. This decrease was driven primarily by lower prices for energy, fiber, and chemicals and reduced consumption of inputs due to lower production volumes.

Fiber costs decreased $100.9 million in our Paper segment and $28.0 million in our Packaging segment, compared with the combined year ended December 31, 2008, due primarily to lower prices for wood, purchased pulp, and recycled fiber and reduced overall consumption of fiber.

Compared with the combined year ended December 31, 2008, energy costs decreased $96.4 million in our Paper segment and $54.8 million in our Packaging segment, driven by lower prices for fuel and electricity and reduced consumption of energy.

Chemical costs decreased $40.7 million in our Paper segment and $11.6 million in our Packaging segment, compared with the combined year ended December 31, 2008, due primarily to lower consumption and lower prices for chemical inputs.

Depreciation, amortization, and depletion was $131.5 million for the year ended December 31, 2009, and $110.0 million for the year ended December 31, 2008. The year ended December 31, 2008, included depreciation, amortization, and depletion for the period of February 22, 2008, through December 31, 2008. For the Predecessor period of January 1 through February 21, 2008, depreciation, amortization, and depletion was $0.5 million due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition.

Selling and distribution expenses decreased $1.9 million, or 3%, to $55.5 million for the year ended December 31, 2009, from $57.4 million for the combined year ended December 31, 2008. As a percentage of sales, selling and distribution expenses increased to 2.8% for the year ended December 31, 2009, compared with 2.4% for the combined year ended December 31, 2008, as these expenses declined less than sales.

General and administrative expenses increased $9.4 million, or 23%, to $50.3 million for the year ended December 31, 2009, from $40.9 million for the combined year ended December 31, 2008. As a percentage of sales, general and administrative expenses increased to 2.5% for the year ended December 31, 2009, compared with 1.7% for the combined year ended December 31, 2008, due primarily to increased employee compensation costs. Short-term incentive compensation was suspended for 2008.

St. Helens Mill Restructuring.    The years ended December 31, 2009 and 2008, include $5.8 million and $37.6 million, respectively, of costs associated with the restructuring of our St. Helens paper mill. During 2008, $28.8 million of the costs related to noncash expenses. These costs are recorded in our Paper segment. The $5.8 million of costs recorded in 2009 related to decommissioning and other costs associated with the restructuring of the mill and are recorded in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). Of the $37.6 million pretax loss recorded in 2008, $7.8 million related to the write-down of inventory and is recorded in “Materials, labor, and other operating expenses” in the Consolidated Statement of Income (Loss). We recorded the remaining $29.8 million of restructuring costs in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs included asset write-downs for plant and equipment at the St. Helens mill, employee-related severance costs, pension curtailment losses, and other miscellaneous costs related to the restructuring of the mill. For more information, see “St. Helens Mill Restructuring and DeRidder Machine Idling” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Alternative Fuel Mixture Credits.    The year ended December 31, 2009, includes $207.6 million of alternative fuel mixture credits, of which $149.9 million is recorded in our Paper segment and $61.6 million is recorded in our Packaging segment. These amounts are net of fees and expenses and before taxes. We also recorded $3.9 million of expenses in our Corporate and Other segment relating to alternative fuel mixture credits. For more information, see “Alternative Fuel Mixture Credits” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other (Income) Expense, Net.    “Other (income) expense, net” includes miscellaneous income and expense items. For the year ended December 31, 2009, we had $4.0 million of expense, compared with $4.0 million of income in the combined prior year. In 2009, $4.0 million of expense consisted primarily of expenses related to the idling of our D-2 newsprint machine at our DeRidder mill. In 2008 the $4.0 million of income consisted primarily of a $2.9 million gain on changes in supplemental pension plans and a net gain on sales of assets of $1.0 million for the Predecessor period of January 1 through February 21, 2008.

Income From Operations.    Income from operations for the year ended December 31, 2009, increased $242.6 million to $305.6 million, compared with $63.0 million for the combined year ended December 31, 2008. This increase was driven primarily by reduced input and fixed costs, alternative fuel mixture credits for our use of renewable biomass fuels, and the restructuring of our St. Helen’s mill in late 2008. This increase was offset partially by reduced depreciation in 2008 due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition, reduced volumes, and lower net sales prices in our Packaging segment. Income for the combined year ended December 31, 2008, was negatively affected by approximately $20.5 million due to the DeRidder outage in the first quarter and by $10.2 million due to inventory purchase price adjustments.

Paper.    Segment income increased $209.3 million, or 392%, to $262.7 million in 2009 from $53.4 million in the combined year ended December 31, 2008. The impact of the alternative fuel mixture credits was $149.9 million. The remainder of this increase was due primarily to reduced input and fixed costs, and the restructuring of our St. Helen’s mill in late 2008, offset partially by lower sales volumes and reduced depreciation due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. The combined year ended December 31, 2008, included $7.4 million of expense from inventory purchase accounting adjustments.

Packaging.    Segment income increased $40.3 million, or 150%, to $67.1 million in 2009 from $26.8 million in the combined year ended December 31, 2008. The impact of the alternative fuel mixture credits was $61.6 million. The remainder of this increase was due primarily to reduced input and fixed costs (offset partially by lower net sales prices and sales volumes) and reduced depreciation due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. The combined year ended December 31, 2008, included $20.5 million in costs due to the planned DeRidder outage in the first quarter and $2.8 million of expense from inventory purchase accounting adjustments.

Other

Foreign Exchange Gain (Loss).    For the year ended December 31, 2009, foreign exchange gain was $2.6 million, compared with a $4.6 million loss for the same period in the combined year ended December 31, 2008. This gain was driven primarily by weakening of the U.S. dollar, compared with other global currencies, particularly the Canadian dollar.

Loss on Extinguishment of Debt.    For the year ended December 31, 2009, loss on extinguishment of debt was $44.1 million as a result of the October 2009 debt restructuring. For additional information, refer to our discussion under “Debt Issuance and Restructuring” and “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense.    For the year ended December 31, 2009, interest expense was $83.3 million, of which $56.9 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $9.0 million related to notes payable and $11.3 million for amortization of deferred financing fees. For the combined year ended December 31, 2008, interest expense was $91.2 million, of which $72.1 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $8.3 million related to notes payable and $9.3 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-K.

Interest Income.    For the year ended December 31, 2009, interest income was $0.4 million, compared with $2.4 million for the combined year ended December 31, 2008. Interest income for the period prior to February 22, 2008, is attributable to income from interest earned on trust assets held by Aldabra 2 Acquisition Corp.

Income Taxes.    For the year ended December 31, 2009, we recorded $28.0 million of income tax expense and had an effective tax rate of 15.4%. We increased our income tax expense in 2009 as a result of our uncertain tax position regarding alternative fuel mixture credits. This increase was offset by a $44.0 million tax benefit from the release of valuation allowances. For the year ended December 31, 2008, we recorded $8.8 million of income tax benefits related to losses incurred during the year. We did not recognize an additional $10.9 million of tax benefits from those losses because the realization of those benefits was not considered more likely than not.

Combined Year Ended December 31, 2008, Compared With the Year Ended December 31, 2007

Sales

For the combined year ended December 31, 2008, total sales increased $98.0 million, or 4%, to $2,430.6 million from $2,332.6 million for the year ended December 31, 2007. The increase was driven by a 4% increase in both Paper and Packaging segment sales, due primarily by higher sales prices for uncoated freesheet, offset partially by lower sales volumes.

Paper.    Sales increased $61.0 million, or 4%, to $1,657.2 million for the combined year ended December 31, 2008, from $1,596.2 million for the year ended December 31, 2007. This increase was driven by improved pricing for uncoated freesheet and medium in 2008, offset partially by lower pulp pricing. Commodity uncoated freesheet sales prices increased 8%, compared with 2007, while premium and specialty prices increased 6%. Commodity uncoated freesheet volumes were down 6% from 2007 due primarily to declining demand across most grades, particularly more mature printing and converting grades, including envelope and offset grades. To balance production with demand, we took market downtime in the second half of 2008. Premium and specialty sales volumes were up 5%, compared with the prior year, driven by a 14% increase in sales of premium office papers and label and release and flexible packaging grades.

Packaging.    Sales increased $34.1 million, or 4%, to $817.2 million for the combined year ended December 31, 2008, from $783.1 million for the year ended December 31, 2007. The increase was due primarily to higher prices for linerboard, corrugated containers and sheets, and newsprint, offset partially by lower sales volumes. Linerboard pricing to third parties was 2% higher in 2008, corrugated container and sheet pricing improved 8%, and newsprint pricing improved 17%. Overall sales volumes for linerboard to third parties and newsprint decreased 4% and 8%, respectively, primarily as a result of the planned DeRidder outage in first quarter 2008, downtime related to Hurricanes Gustav and Ike in the third quarter 2008, market-related downtime taken in the fourth quarter, and production of lower basis weight newsprint grades. Corrugated container and sheet volumes decreased 5% in 2008, compared with 2007, driven mainly by lower sales volumes from our sheet feeder plant in Texas as a result of slowing industrial markets and market disruption caused by Hurricane Ike.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $145.4 million, or 7%, to $2,133.0 million for the combined year ended December 31, 2008, from $1,987.6 million for the year ended December 31, 2007. The increase was driven primarily by higher input costs and higher fixed costs, mainly maintenance, associated with the planned DeRidder outage.

Fiber, energy, and chemical costs were $530.0 million, $340.2 million, and $262.6 million, respectively, for the combined year ended December 31, 2008, and $505.3 million, $294.5 million, and $228.1 million, respectively, for the year ended December 31, 2007. Combined, this represented a cost increase of $104.9 million in 2008, compared with 2007. This increase was driven primarily by a sharp rise in these costs brought on by higher fossil fuel prices and a reduction in supply of residual chips in 2008.

Fiber costs increased $30.4 million in our Paper segment, due primarily to higher prices for wood, purchased pulp, and secondary fiber. In Packaging, fiber costs decreased $5.6 million, due primarily to reduced consumption during the planned DeRidder outage in the first quarter, offset partially by increased recycled fiber prices.

Compared with the year ended December 31, 2007, energy costs increased $36.8 million in our Paper segment, driven by higher fuel and electricity prices, and $8.9 million in our Packaging segment, driven by increased electricity and natural gas prices.

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

Depreciation, amortization, and depletion for the year ended December 31, 2008, was $110.0 million. The year ended December 31, 2008, included depreciation, amortization, and depletion for the period of February 22, 2008, through December 31, 2008. For the Predecessor period of January 1 through February 21, 2008, depreciation, amortization, and depletion was $0.5 million due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. For the Predecessor year ended December 31, 2007, depreciation, amortization, and depletion was $84.6 million.

Selling and distribution expenses decreased $2.1 million, or 4%, to $57.4 million for the combined year ended December 31, 2008, from $59.5 million for the year ended December 31, 2007. As a percentage of sales, selling and distribution expenses were reduced to 2.4% for the combined year ended December 31, 2008, compared with 2.6% in the prior year.

General and administrative expenses decreased $3.6 million, or 8%, to $40.9 million for the combined year ended December 31, 2008, from $44.5 million for the year ended December 31, 2007. The decrease was due primarily to the elimination of annual incentive compensation payouts for 2008. As a percentage of sales, general and administrative expenses were reduced to 1.7% for the combined year ended December 31, 2008, compared with 1.9% in the prior year.

St. Helens Mill Restructuring.    The year ended December 31, 2008, included $37.6 million in costs associated with the restructuring of our St. Helens paper mill; $28.8 million of these costs related to noncash expenses. These costs are recorded in our Paper segment. Of the $37.6 million, $7.8 million related to the write-down of inventory and was recorded in “Materials, labor, and other operating expenses” in the Consolidated Statement of Income (Loss). We recorded the remaining

$29.8 million of restructuring costs in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs included asset write-downs for plant and equipment at the St. Helens mill, employee-related severance costs, pension curtailment losses, and other miscellaneous costs related to the restructuring of the mill. For more information, see “St. Helens Mill Restructuring and DeRidder Machine Idling” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Paper.    Segment income decreased $80.1 million, or 60%, to $53.4 million in 2008 from $133.5 million in 2007. Overall, our operating results for the year ended December 31, 2008, were affected by approximately $92.1 million in increased input costs (including fiber, chemical, and energy costs), $37.6 million due to the St. Helens mill restructuring, $7.4 million from inventory purchase accounting adjustments, and $6.1 million from noncash mark-to-market energy hedge expenses. The Predecessor suspended depreciation from September 2007 through February 2008 for the assets being held for sale as a result of the Acquisition, which reduced depreciation and amortization during 2007 by approximately $21.7 million, compared with 2008.

Packaging.    Segment income decreased $13.3 million, or 33%, to $26.8 million in 2008 from $40.1 million in 2007. Overall, our operating results for the year ended December 31, 2008, were affected by $13.2 million in increased input costs (including fiber, chemical, and energy costs), $20.5 million from the planned DeRidder outage in the first quarter, $2.8 million from inventory purchase accounting adjustments, $1.3 million from noncash mark-to-market energy hedge expenses, and approximately $5.5 million from lost production and costs as a result of Hurricanes Gustav and Ike. The Predecessor suspended depreciation from September 2007 through February 2008 for the assets being held for sale as a result of the Acquisition, which reduced depreciation and amortization during 2007 by approximately $19.1 million, compared with 2008.

Other

Foreign Exchange Gain (Loss).    For the combined year ended December 31, 2008, foreign exchange loss was $4.6 million, compared with a $1.2 million gain for the same period in 2007. This loss was driven primarily by a strengthening of the U.S. dollar against the Canadian dollar, which reduced the amount we collected on our Canadian-denominated accounts receivable.

Interest Expense.    For the combined year ended December 31, 2008, interest expense was $91.2 million, of which $72.1 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $8.3 million related to notes payable and $9.3 million for amortization of deferred financing fees. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The debt of Boise Cascade was not allocated to the Predecessor in the financial statements included in this Form 10-K.

Interest Income.    For the combined year ended December 31, 2008, interest income was $2.4 million, compared with $11.1 million for the year ended December 31, 2007. Interest income for the period prior to February 22, 2008, was attributable to income from interest earned on trust assets held by Aldabra 2 Acquisition Corp.

Income Taxes.    For the year ended December 31, 2008, we recorded $8.8 million of income tax benefits related to losses incurred during the year. We did not recognize an additional $10.9 million of tax benefits from these losses, because the realization of these benefits was not considered more likely than not. The tax benefit we recognized was primarily the result of the ability to carry back some of our federal net operating loss to 2007 and to offset some of the net operating loss against the deferred tax liabilities recorded from our purchase price allocation. As a result of completing our purchase price allocation during the year ended December 31, 2008, we recorded $12.4 million of deferred tax liabilities and assumed $0.6 million of deferred tax liabilities from Boise Cascade. At December 31, 2008, our deferred tax liability, net of deferred tax assets, was $3.6 million.

Because of its pass-through tax structure, the Predecessor recorded tax expense related only to small subsidiaries that are taxed as corporations.

Liquidity and Capital Resources

During 2009, our liquidity position strengthened as we restructured our balance sheet in October and reduced our total debt by $288.1 million during the year. The debt restructuring resulted in changes to our financial covenants, increased our financial flexibility, extended our debt maturity profile, simplified our capital structure, and reduced our total indebtedness.

We believe that our cash flow from operations as well as our available borrowing capacity under our $250.0 million revolving credit facility, should be adequate to provide cash as required to support our ongoing operations, capital expenditures, and our debt service obligations for the next 12 months.

If a contractually committed lender fails to honor its commitment under the $250.0 million revolving credit facility, the other lenders would remain committed for their portion of the total facility. A total of 12 lenders participated in the revolving credit facility at December 31, 2009, and the largest single commitment under the revolving credit facility was $100.0 million. At December 31, 2009, we did not have any borrowings outstanding under the revolving credit facility. Thus, at December 31, 2009, our aggregate liquidity from unused borrowing capacity under the revolving credit facility totaled $227.8 million, net of outstanding letters of credit of $22.2 million. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness according to its terms or to fund our other liquidity needs.

Unless otherwise noted, this discussion of liquidity and capital resources with respect to 2008 refers to the combined activities of Boise Inc. and the Predecessor.

Sources and Uses of Cash

We generate cash from sales of our products and from short-term and long-term borrowings, as well as from cash proceeds from the sale of nonstrategic assets. In 2009, we generated cash from the alternative fuel mixture credits the U.S. Internal Revenue Code allowed for taxpayers using alternative fuels in the taxpayer’s trade or business. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash through operating activities (including a sensitivity analysis related to our sources and uses of cash from/for operating activities), investing activities, and financing activities.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, energy, and interest. In 2009, our operating activities provided $458.7 million of cash, compared with $104.6 million in 2008. As discussed under “Our Operating Results” above, income for the year ended December 31, 2009, reflects $207.6 million of alternative fuel mixture credits, including fees and expenses and before taxes. In October 2009, we began filing for alternative fuel mixture credits as a refundable credit on our income tax return instead of as a refundable excise tax credit. This filing change will not affect the total amount we expect to ultimately receive but does delay receipt of fuel mixture credit payments until after we file our federal income tax return in first quarter 2010. At December 31, 2009, we had a $56.6 million receivable for alternative fuel mixture credits.

In 2009, favorable changes in working capital provided $91.6 million of cash from operations, while unfavorable changes in working capital used $50.5 million of cash in 2008. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. Relative to 2008, cash provided by operations was positively affected by higher net income for the year ended December 31, 2009, and favorable working capital changes.

In 2009, the $91.6 million of cash generated from favorable changes in working capital items is attributable primarily to a decrease in inventories and an increase in accounts payable and accrued liabilities, offset partially by increased receivables.

Inventories in the Paper and the Packaging segments were down $59.1 million and $23.7 million, respectively, providing $83.0 million in cash from operations as we concentrated on inventory reduction. The decline in Paper segment inventories was due in part to the liquidation of St. Helens inventory related to the mill restructuring. The annual shutdown during December 2009 at our mill in Jackson, Alabama, reduced inventory levels at year-end as we sold inventory that we had on hand. Further declines in inventory within the Packaging segment resulted from operating one newsprint machine rather than the two we were operating at the end of 2008.

Higher levels of accounts payable and accrued liabilities provided $25.7 million of cash from operations. We experienced higher accounts payable and accrued liabilities in the Paper and Corporate and Other segments. These increases were offset by decreases in the Packaging segment. We had higher incentive compensation accruals at December 31, 2009, than at December 31, 2008, as we did not pay any incentive compensation related to 2008. The increase in accounts payable and accrued liabilities in the Paper segment was due primarily to the annual mill shutdown at Jackson, offset by the reduction of payables and accrued liabilities as a result of the St. Helens mill restructuring. The decrease in accounts payable and accrued liabilities within the Packaging segment was due in part to reconfigured newsprint operations.

Higher levels of receivables used $18.6 million of cash from operations, which is attributable primarily to an increase in “Other” receivables relating to the alternative fuel mixture credits of $56.6 million, offset partially by a $35.5 million decrease in trade receivables. The decrease in trade receivables was due primarily to lower sales within each of our operating segments.

In 2008, the $50.5 million of cash used from operations related to unfavorable changes in working capital items attributable primarily to increases in inventory and decreases in accounts payable and accrued liabilities. Increases in inventory levels in both the Paper and the Packaging segments used $23.6 million of cash from operations, which included the $7.8 million of noncash inventory write-down as a part of the St. Helens mill restructuring. The increase in Paper segment inventory levels was attributable to increases in finished goods inventory as well as fiber inventories. The increase in finished goods inventory levels was due partly to the sharper than expected slowdown in demand during fourth quarter 2008. The increase in fiber inventories in the Pacific Northwest was driven primarily by increased log inventories to support our whole-log chipping operations and increased market pulp inventory. The increase in Packaging segment inventory levels was driven primarily by higher levels of containerboard roll stock inventories at our corrugated product and sheet feeder plants as demand for these products weakened in late 2008. Lower levels of accounts payable and accrued liabilities used $28.5 million of cash from operations, which was attributable primarily to decreased levels of trade payables in the Paper segment as a result of lower raw material purchases near the end of 2008, compared with the same period in 2007. This decrease in purchases was primarily the result of lower production volumes due to slowed production and market downtime in fourth quarter 2008. To a lesser extent, decreased levels of accrued compensation and benefits, due primarily to the elimination of incentive bonuses, contributed to the unfavorable change in this working capital item. Partially offsetting these increases in working capital were higher levels of trade payables in our Packaging and Corporate and Other segments.

In 2007, operating activities provided $245.3 million. Working capital and other items used $2.3 million in 2007. The $2.3 million unfavorable change in 2007 consisted primarily of $13.3 million of payments for pension and other postretirement benefit programs, offset partially by a decrease in working capital that provided $9.0 million. The decrease in working capital was attributable primarily to higher accounts payable and accrued liabilities in the Paper segment due largely to the timing of payments. As discussed under “Our Operating Results” above, the 2007 increase in income was primarily the result of higher income in the Paper segment due to higher product sales prices.

Sensitivity Analysis Related to Sources and Uses of Cash From/For Our Operating Activities

Sources of cash flows from operating activities

Our primary source of cash is revenue generated by the sale of our packaging and paper products, including uncoated freesheet, linerboard, corrugated containers and sheets, and newsprint. Declines in working capital also provide cash for operations, including declines in receivables from sales of our products, reductions in inventory levels, reductions in prepaid expenses, and increases in accounts payable and other accrued liabilities. The sensitivities described below are based on our 2009 operations and reflect the restructuring of our St. Helens mill and the indefinite idling of our D-2 newsprint machine.

In 2009, we sold 1.3 million short tons of uncoated freesheet, 253,000 short tons of linerboard to third parties, 6.0 billion square feet of corrugated products, 199,000 short tons of newsprint, and 58,000 short tons of market pulp. A $10-per-short-ton price change in uncoated freesheet would have affected our revenue by approximately $13 million annually. A $10-per-short-ton price change in linerboard sold to third parties would have affected revenue by approximately $3 million annually, and a $10-per-short-ton price change in newsprint would have affected our revenue by approximately $2 million. For corrugated sheets and containers, a $1-per-thousand-square-feet change in pricing affects sales revenue by approximately $6 million.

Selling prices for uncoated freesheet and corrugated containers and sheets improved, while selling prices for linerboard and newsprint declined in 2009, compared with 2008. Sales volumes for all product lines except linerboard decreased due to declines in product demand and market curtailments and capacity reductions across the industry. Average net selling prices for uncoated freesheet papers improved $24 per short ton, or 3%, to $954 per short ton in 2009, compared with $930 per short ton in 2008. During 2009, we took approximately 42,000 short tons of market-related downtime in uncoated freesheet production, compared with approximately 39,000 short tons of market-related downtime in 2008. Corrugated container and sheet prices improved $1 per msf, or 2%, to $58 per msf in 2009, compared with $57 per msf during 2008. Linerboard net selling prices to third parties declined $96 per short ton, or 24%, to $301 per short ton in 2009, compared with $397 per short ton in 2008, due primarily to weak market conditions. Newsprint prices decreased $112 per short ton, or 20%, to $459 per short ton during 2009, compared with 2008, due to lower demand. In 2009, we took approximately 44,000 short tons of market-related downtime in linerboard production and approximately 225,000 short tons of market-related downtime in newsprint production, compared with 5,000 short tons market-related downtime in linerboard production and approximately 16,500 short tons of market-related downtime in newsprint during the same period in 2008. The market-related downtime in newsprint in 2009 included the idled short tons related to the April 2009 D-2 machine idling. The idled machine has an annual capacity of 186,000 short tons.

Uses of cash flows for operating activities

Our primary uses of cash are for expenses related to the manufacture of packaging and paper products, including fiber, energy, chemicals, and labor. Other significant uses of cash are for interest expenses, pension contributions, taxes, and increases in working capital, including increases in receivables from sales of our products, increases in inventory, increases in prepaid expenses, and reductions in accounts payable and other accrued liabilities.

Fiber costs in 2009 were $401.1 million, a decrease of $128.9 million, or 24%, compared with costs of $530.0 million for 2008, due primarily to lower prices for wood and recycled fiber and reduced overall consumption as a result of lower production volumes. A 1% change in fiber costs affects our financial results by approximately $4 million annually.

Energy costs in 2009 were $188.9 million, a decrease of $151.3 million, or 44%, compared with costs of $340.2 million in 2008, due primarily to lower fuel and electricity prices and reduced consumption as a result of lower production volumes. Natural gas is a significant component of our energy costs. We consume approximately 12 million mmBtu annually. A $1-per-mmBtu change in our natural gas prices affects our financial results by approximately $12 million annually.

Chemical costs in 2009 were $210.3 million, a decrease of $52.3 million, or 20%, compared with costs of $262.6 million in 2008, due primarily to lower consumption of and lower prices for chemical inputs. A 1% change in chemical prices affects our financial results by approximately $2 million annually.

Labor costs related to the production of our products, recorded in “Materials, labor, and other operating expenses,” were $273.5 million in 2009, a decrease of $26.7 million, or 9%, from costs of $300.2 million in 2008. The change was due primarily to a reduction in the number of people employed at our mills, mainly at St. Helens and DeRidder, offset partially by increases in healthcare and wage costs. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time. While we believe we have good labor relations and have established staggered labor contracts for each of our five paper mills to minimize potential disruptions in the event of a labor dispute, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

The weak macroeconomic conditions, significant decline in global equity markets, and turmoil in credit markets caused our pension investment portfolio to suffer significant losses through the end of first quarter 2009. A rebound occurred in the financial markets during the remainder of the year, and as of December 31, 2009, our pension assets had increased to a market value of $302 million, compared with $248 million at December 31, 2008. While the Worker, Retiree, and Employee Recovery Act (WRERA) of 2008 provides some relief as to the timing of our required future cash contributions, we may make material contributions to our pension plans in future years. On April 15, 2009, we made a $5.5 million contribution, and on October 15, 2009, we made an additional contribution of $5.5 million to our qualified pension plans. Assuming a rate of return on plan assets of

7.25% in 2009 and 2010, and including the $11.0 million contributions made in 2009 and WRERA relief provisions, we estimate that we will be required to contribute approximately $2 million in 2010 and approximately $22 million in 2011. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending on the effect of these and other factors. Changes in the financial markets may require us to make larger than previously anticipated contributions to our pension plans. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years.

Investment Activities

2009

For the year ended December 31, 2009, investing activities consisted primarily of expenditures for property and equipment and purchases and maturities of short-term investments. Cash investing activities used $84.5 million for the year ended December 31, 2009, compared with $900.0 million in 2008 and $554.5 million in 2007.

Cash capital expenditures for property, plant, and equipment for the year ended December 31, 2009, were $77.1 million. Cash investing activities for the year ended December 31, 2009, also included net $10.0 million for purchases of short-term investments, which consisted of funds invested in certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC).

Details of cash capital expenditures for property, plant, and equipment by segment for the year ended December 31, 2009, are included in the table below (dollars, in millions):

	Year Ended December 31, 2009
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total

Paper	$—	$13.9	$37.1	$51.0
Packaging	0.1	2.5	20.5	23.1
Corporate and Other	—	0.4	2.6	3.0

	$0.1	$16.8	$60.2	$77.1

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

We expect capital investments in 2010 to total approximately $100 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2010 will be for cost savings, business improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our efficiency projects are focused on opportunities to improve our energy efficiency. During 2009, we spent $2.2 million for environmental compliance projects. We expect to spend approximately $1.4 million in 2010 for this purpose.

2008

On February 22, 2008, Aldabra 2 Acquisition Corp. completed the Acquisition of the Paper Group and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade for a total purchase price of $1.7 billion, which included $1.3 billion of net cash and fees.

Subsequent to the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. Boise Inc. obtained $1.1 billion of financing in conjunction with the Acquisition, which is discussed below in “Financing Activities.”

For the year ended December 31, 2008, investing activities included $1.2 billion in cash spent for the Acquisition, excluding deferred financing fees, as discussed above.

Combined cash capital expenditures for property, plant, and equipment for the year ended December 31, 2008, were $100.8 million. This amount included $10.2 million spent by the Predecessor for the period of January 1, 2008, through February 21, 2008, and $90.6 million spent by us from February 22, 2008, through December 31, 2008. Of these amounts, $10.4 million related to the installation of a shoe press in our DeRidder mill in March to reduce the use of energy in producing linerboard. Total capital spending for this project was $22.4 million, part of which was spent in 2007.

Details of cash capital expenditures for property, plant, and equipment by segment for the combined year ended December 31, 2008, are included in the table below (dollars, in millions):

	Year Ended December 31, 2008
	Acquisition/ Expansion (a)	Quality/ Efficiency (b)	Replacement, Environmental, and Other	Total

Paper	$0.7	$7.0	$40.1	$47.8
Packaging (c)	11.1	4.2	33.4	48.7
Corporate and Other	1.2	0.6	2.5	4.3

	$13.0	$11.8	$76.0	$100.8

(a)	Acquisition and expansion does not include $1.2 billion of cash paid for acquisition of businesses and facilities as recorded on our Consolidated Statement of Cash Flows.

(b)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(c)	Includes $10.4 million of spending related to the installation of a shoe press in our DeRidder, Louisiana, mill to reduce our use of energy in producing linerboard, which is included under “Acquisition/Expansion” in the table above. Total capital spending for this project was $22.4 million, part of which was spent in 2007.

2007

Investing activities for the year ended December 31, 2007, included $393.6 million of net cash held in trust related primarily to the net proceeds of the initial public offering. The $393.6 million of net cash held in trust included $399.5 million of cash deposited from the initial public offering net of $5.9 million of cash used from the trust to pay initial business, legal, and accounting due diligence expenses on prospective business combinations, general and administrative expenses, and corporate income and franchise taxes. For the year ended December 31, 2007, investing activities also included $2.6 million of cash paid for acquisition costs.

Investing activities in 2007 of the Predecessor also included $141.8 million of capital expenditures for property, plant, and equipment, while the remaining amount was used for environmental compliance and to improve energy efficiency. Approximately $45 million of the expenditures for property and equipment related to the reconfiguration of the paper machine at our pulp and paper mill in Wallula to produce both pressure sensitive and label and release paper in addition to commodity uncoated freesheet paper. As of December 31, 2007, total spending on this project was approximately $80 million. Also included in this amount is $10 million of spending related to the installation of a shoe press in our DeRidder, Louisiana, mill to reduce our use of energy in producing linerboard. Investing activities also included $14.2 million of proceeds from the sale of assets. Of this $14.2 million, approximately $5.2 million (net of cash costs paid to buyer) was from the sale of the paper converting facility in Salem, Oregon, and approximately $3.7 million and $3.2 million of proceeds from the sale of a portion of the Wallula, Washington, fiber farm and Jackson, Alabama, sawmill, respectively.

Investing activities in 2007 used $32.5 million of cash to pay amounts owed to OfficeMax under the Additional Consideration Agreement. As part of the Forest Products Acquisition, the Predecessor entered into an Additional Consideration Agreement with OfficeMax, pursuant to which it agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. This agreement terminated as a result of the Acquisition, and consequently, we neither received payments from, nor made subsequent payments to, OfficeMax under this agreement.

Financing Activities

Cash used for financing activities was $327.3 million for the year ended December 31, 2009, compared with $817.7 million of cash provided by financing activities for the same period in 2008. Financing activities for the year ended December 31, 2009, reflect the issuance of $300 million of 9% Senior Notes due in 2017 obtained as a result of our debt restructuring and repayment of approximately $510 million of existing debt plus costs to accomplish the restructuring.

Our expected debt service obligation, assuming debt and interest rates stay at December 31, 2009, levels, is estimated to be approximately $83.0 million for 2010 and $100.3 million for 2011, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $5 million per year (based on debt levels and interest rates as of December 31, 2009).

We lease our distribution centers, as well as other property and equipment, under operating leases. These operating leases are not included in debt; however, they represent a commitment. Obligations under operating leases are shown in the “Contractual Obligations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the year ended December 31, 2008, cash financing activities were $817.7 million and reflect approximately $1.1 billion of debt financing obtained in conjunction with the Acquisition, offset partially by $120.2 million paid to stockholders who exercised their conversion rights, $94.3 million of deferred financing costs and underwriting fees, and $88.3 million of debt repayments. Under our $250 million revolving credit facility, $163.6 million was available at December 31, 2008. Prior to the Acquisition, financing activities have historically consisted primarily of intercompany loans obtained by the Predecessor.

For the year ended December 31, 2007, cash financing activities included $414.0 million of gross proceeds from the initial public offering on June 22, 2007, as well as $3.0 million related to the sale of insider warrants. In conjunction with the offering, we paid $16.6 million in underwriting discounts and commissions and incurred approximately $0.6 million in other costs related to the offering. As discussed above in “Investing Activities,” the net amount from the offering, or $399.5 million, was deposited in a trust account. These funds were released from the trust as a result of the Acquisition. Also included in this amount is $90.4 million of intercompany loans obtained by the Predecessor.

The following discussion describes our debt structure in more detail.

At December 31, 2009 and 2008, our long-term debt and the interest rates on that debt were as follows (dollars, in millions):

	December 31, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$60.0	4.33%
Tranche A term loan, due 2013	203.7	3.25%	245.3	4.75%
Tranche B term loan, due 2014	312.2	5.75%	471.4	5.75%
Second lien term loan, due 2015	—	—%	260.7	9.25%
9% Senior Notes, due 2017	300.0	9.00%	—	—%
Current portion of long-term debt	(30.7)	3.97%	(25.8)	5.33%

Long-term debt, less current portion	785.2	6.41%	1,011.6	6.34%
Current portion of long-term debt	30.7	3.97%	25.8	5.33%

	815.9	6.32%	1,037.5	6.31%
15.75% notes payable, due 2015	—	—%	66.6	15.75%

	$815.9		$1,104.1

As of December 31, 2009, our debt consisted of the following:

•

The Revolving Credit Facility: A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus an applicable margin, which is currently 300 basis points, or a calculated base rate plus an applicable margin, which is currently 200 basis points (collectively with the Tranche A term loan facility and the Tranche B term loan facility, the Credit Facilities).

•

The Tranche A Term Loan Facility: A five-year amortizing loan facility with interest at LIBOR plus an applicable margin, which is currently 300 basis points, or a calculated base rate plus an applicable margin, which is currently 200 basis points. The Tranche A term loan facility was originally issued at $250.0 million.

•

The Tranche B Term Loan Facility: A six-year amortizing loan facility with interest at LIBOR (subject to a floor of 4%) plus 350 basis points or a calculated base rate plus 250 basis points. The Tranche B term loan facility was originally issued at $475.0 million.

•	The 9% Senior Notes: An eight-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 9%.

The Credit Facilities are secured by a first-priority lien on all of the assets of our subsidiaries that guarantee or are borrowers, and in the event of default, the lenders generally would be entitled to seize the collateral. All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a calculated base rate or adjusted Eurodollar rate. The calculated base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. The adjusted Eurodollar rate means LIBOR rounded to the nearest 1/16 of 1.0% and adjusted for any applicable reserve requirements. In addition to paying interest, the Company pays a commitment fee to the lenders under the revolving credit facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the revolving credit facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. The Company also pays letter of credit fees of 300 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly in arrears.

At December 31, 2009 and 2008, we had zero and $60.0 million, respectively, of borrowings outstanding under the revolving credit facility. For the year ended December 31, 2009 and 2008, the average interest rates for our borrowings under our revolving credit facility were 3.7% and 6.0%, respectively. The minimum and maximum borrowings under the revolving credit facility were zero and $60.0 million for the year ended December 31, 2009. The minimum and maximum borrowings under the revolving credit facility were zero and $80.0 million for the year ended December 31, 2008. The weighted average amount of borrowings outstanding under the revolving credit facility during the year ended December 31, 2009, was $8.5 million. The weighted average amount of borrowings outstanding under the revolving credit facility during the year ended December 31, 2008, was $57.6 million. At December 31, 2009, we had availability of $227.8 million, which is net of outstanding letters of credit of $22.2 million.

Debt Restructuring

On October 26, 2009, Boise Paper Holdings, L.L.C. (Boise Paper Holdings) and Boise Finance Company (together, the Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 9% senior notes due on November 1, 2017 (the 9% Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 9% Senior Notes pay interest semiannually in arrears on May 1 and November 1, commencing on May 1, 2010.

Following the sale of the 9% Senior Notes, the Issuers used the net proceeds of the sale, as well as cash on hand, to retire a portion of the existing term loan indebtedness under Boise Paper Holdings’ Credit Facilities pursuant to the amendments of our Credit Facilities (Credit Agreement Amendments). The Credit Agreement Amendments became effective October 26, 2009, at which time Boise Paper Holdings repaid approximately $75 million of outstanding secured debt under its first lien term loan. In addition, pursuant to the Credit Agreement Amendments, Boise Paper Holdings used proceeds of the issuance to repurchase, in its entirety, the indebtedness outstanding under its second lien term loan. In consideration of the repurchase of indebtedness under the second lien term loan, Boise Paper Holdings paid a premium of 113% to the lender parties, plus accrued and unpaid interest. Upon the repurchase of all of the indebtedness outstanding under the second lien term loan, such debt was canceled and the second lien credit agreement was terminated.

On October 26, 2009, we also used cash on hand to repurchase, in its entirety, our outstanding 15.75% note payable due in 2015. Boise Inc. purchased the note payable at a price of 70% of the outstanding value of the note payable, plus accrued and unpaid interest. Following the purchase of the note payable, the note was canceled.

The issuance of the 9% Senior Notes and the repurchase of our second lien term loan represented a substantial modification to our debt structure. Therefore, we wrote off the unamortized deferred financing fees for the second lien and recognized various other costs and fees incurred in connection with these transactions in our Consolidated Statements of Income (Loss). We also recorded $13.2 million of deferred financing costs related to the debt restructuring. In addition, in December 2009, we made a voluntary prepayment of $100 million on our Tranche B term loan at 101%. We recognized $44.1 million in “Loss on extinguishment of debt,” which consisted of the following (dollars, in millions):

Write-off of second lien deferred financing fees	$27.1
Premium paid to second lien holders	33.9
Gain on repurchase of notes payable	(22.7)
Other costs and fees	5.8

$44.1

In connection with the issuance of the 9% Senior Notes, the Issuers and BZ Intermediate Holdings LLC, (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 9% Senior Notes Guarantors) entered into the Registration Rights Agreement, dated as of October 26, 2009 (the Registration Rights Agreement). The Registration Rights Agreement requires the Company to register under the Securities Act the 9% Senior Notes due in 2017 (the Exchange Notes) having substantially identical terms to the 9% Senior Notes and to complete an exchange of the privately placed 9% Senior Notes for the publicly registered Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 9% Senior Notes. If the Issuers fail to satisfy these obligations by October 26, 2010, the Issuers will pay additional interest up to 1% per annum to holders of the 9% Senior Notes.

The 9% Senior Notes are senior unsecured obligations and rank equally with all of the Issuers’ present and future senior indebtedness, senior to all of their future subordinated indebtedness, and effectively subordinated to all present and future senior secured indebtedness of the Issuers (including all borrowings with respect to the Credit Facilities to the extent of the value of the assets securing such indebtedness).

Covenants

The Credit Facilities require Holdings and its subsidiaries to maintain financial covenant ratios. In connection with the October 2009 debt restructuring, we also entered into the Credit Agreement Amendments that modified our financial covenants under the Credit Facilities. The financial covenant modifications limit our total leverage ratio to 4.75:1.00, stepping down to 4.50:1.00 at September 30, 2011. We have a new secured leverage ratio of 3.25:1.00, stepping down to 3.00:1.00 at September 30, 2011. The total leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total net debt as defined in our Credit Facilities debt agreement as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. The Credit Facilities secured leverage ratio is defined in our First Amendment to our loan agreement as the ratio as of the last day of any fiscal quarter of (i) consolidated first lien secured total net debt as defined in our credit agreement amendments as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year.

The 9% Senior Notes indenture contains covenants which, subject to certain exceptions, limit the ability of the Issuers and the 9% Senior Notes Guarantors to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates, and create liens on assets of the Issuers or 9% Senior Notes Guarantors. Upon a change of control, the Issuers must offer to repurchase the 9% Senior Notes at 101% of the principal amount, plus accrued and unpaid interest. If the Issuers sell certain assets and the Issuers do not use the proceeds from such sale for specified purposes, they must offer to repurchase the 9% Senior Notes at 100% of the principal amount, plus accrued and unpaid interest.

Historical differences between our financial statements and Holdings’ financial statements are related primarily to notes payable held by Boise Inc. and the related interest expense on those notes, interest income, income taxes, and other miscellaneous expenses. With the cancellation of the notes payable, we expect our financial statements and Holdings’ financial statements to be substantially the same.

Guarantees

The Company’s obligations under its Credit Facilities are guaranteed by each of Boise Paper Holdings’ existing and subsequently acquired domestic subsidiaries (collectively, the Credit Facility Guarantors). The Credit Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Boise Paper Holdings and the Credit Facility Guarantors, including 100% of the equity interests of Boise Paper Holdings and each domestic subsidiary of Boise Paper Holdings, 65% of the equity interests of each of Boise Paper Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) during any fiscal year of Boise Paper Holdings), and all intercompany debt.

The 9% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by Holdings and each existing and future subsidiary of Holdings (other than the Issuers). The 9% Senior Notes guarantors do not include Louisiana Timber Procurement Company, L.L.C., or foreign subsidiaries.

Prepayments

We may redeem all or a portion of the 9% Senior Notes at any time on or after November 1, 2013, at a premium decreasing to zero by November 1, 2015, plus accrued and unpaid interest. In addition, prior to November 1, 2012, the Issuers may redeem up to 35% of the aggregate principal amount of the 9% Senior Notes at a redemption price of 109% of the principal amount thereof with the net proceeds of one or more qualified equity offerings.

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of December 31, 2009, required debt principal repayments under the Credit Facilities, including those from excess cash flows, total $30.7 million in 2010. Of this amount, $16.1 million is from our scheduled repayments, and $14.6 million relates to excess cash flows. Our debt principal repayment requirements are $48.3 million in 2011, $134.3 million in 2012, $13.0 million in 2013, $289.6 million in 2014, and $300.0 million thereafter.

Other

At December 31, 2009 and 2008, we had $47.4 million and $72.6 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. As noted above, we canceled the second lien with the proceeds from the debt restructuring, and as a result, we expensed approximately $27.1 million of deferred financing costs. We recorded this charge in “Loss on extinguishment of debt” in our Consolidated Statement of Income (Loss). In addition, the

$13.2 million of financing costs related to the debt restructuring is included, net of amortization, in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $11.3 million and $9.3 million of amortization expense for the years ended December 31, 2009 and 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the first and second lien facilities. At December 31, 2009, we had $515.9 million of variable-rate debt outstanding, all of which was hedged using interest rate derivatives. At December 31, 2009, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 13, Financial Instruments, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

For the years ended December 31, 2009 and 2008, cash payments for interest, net of interest capitalized, were $56.9 million and $72.8 million, respectively. No payments were made during the period of February 1 (inception) through December 31, 2007, the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2009. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities (dollars, in millions):

	Payments Due by Period
	2010	2011-2012	2013-2014	Thereafter	Total

Long-term debt, including current portion (a)	$30.7	$182.6	$302.6	$300.0	$815.9
Interest (b)	50.1	97.2	73.2	82.2	302.7
Operating leases (c)	12.4	22.5	15.2	19.1	69.2
Purchase obligations
Raw materials and finished goods inventory (d)	45.7	19.4	18.4	—	83.5
Utilities (e)	23.2	11.3	2.2	0.1	36.8
Other	5.3	0.8	—	—	6.1
Other long-term liabilities reflected on our Balance Sheet:
Compensation and benefits (f)	2.2	60.4	57.3	4.3	124.2
Other (g)	2.7	5.8	2.2	22.6	33.3

	$172.3	$400.0	$471.1	$428.3	$1,471.7

(a)	These borrowings are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt. Of the $30.7 million of total principal payments due in 2010, $16.1 million relates to our scheduled repayments and $14.6 million relates to excess cash flows.

(b)	Amounts represent estimated interest payments as of December 31, 2009, and assume our long-term debt is held to maturity.

(c)	We enter into operating leases in the normal course of business. We lease our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. For more information, see Note 8, Leases, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(d)	Included among our raw materials purchase obligations are contracts to purchase approximately $76.4 million of wood fiber. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2010 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)	We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2009, or upon contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)	Amounts consist primarily of pension and other postretirement benefit obligations, including current portion of $0.3 million.

(g)	Includes current liabilities of $2.5 million.

In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business.

Off-Balance-Sheet Activities

At December  31, 2009 and 2008, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 12, Debt, and Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

Our major costs of production are labor, wood fiber, energy, and chemicals. Pricing for these manufacturing inputs can be subject to both macroeconomic inflationary influences and regional supply and demand. For example, fiber prices are highly dependent on regional wood supply and demand trends. Pricing for natural gas, which constitutes a significant portion of our energy costs, tends to follow macroeconomic supply and demand trends and can fluctuate based on many factors, including weather and natural gas storage levels. Many of our chemicals are specialized and pricing may not correlate with macroeconomic trends. Pricing for our manufactured end products is dependent on industry supply and demand trends, which in turn can be influenced by macroeconomic manufacturing activity, employment levels, and consumer spending.

We experience some seasonality, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by changes in agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities. Seasonality also affects working capital levels as described in “Seasonality” in “Part I, Item  1. Business” of this Form 10-K.

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

We record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income (loss)” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income (loss)” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The fair value of the hedged exposure is presumed to be the market value of the hedging instrument when critical terms match. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk — Debt

With the exception of the 9% Senior Notes maturing in November 2017, our debt is variable-rate debt. At December 31, 2009, the estimated value of the 9% Senior Notes, based on then-current interest rates for similar obligations with like maturities, was approximately $14.6 million more than the amount recorded on our Consolidated Balance Sheet. At December 31, 2009, the estimated value of our variable-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $32.5 million less than the amount recorded on our Consolidated Balance Sheet.

The table below provides a summary of our long-term debt obligations as of December 31, 2009. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future rates. The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities. Changes in market rates of interest affect the fair value of our fixed-rate debt (dollars, in millions, except for percentages):

							December 31, 2009
	2010	2011	2012	2013	2014	There- after	Total	Fair Value

Debt
Long-term debt (a)

Fixed-rate debt payments (b)
9% Senior Notes (c)	$—	$—	$—	$—	$—	$300.0	$300.0	$314.6
Average interest rates	—%	—%	—%	—%	—%	9.0%	9.0%	—%

Variable-rate debt payments (b)	$30.7	$48.3	$134.3	$13.0	$289.6	$—	$515.9	$483.5
Average interest rates (d)	4.0%	3.5%	3.3%	4.1%	5.8%	—%	4.8%	—%

(a)	Includes current portion.

(b)	These obligations are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(c)	The table assumes that accumulated interest is paid semiannually.

(d)	Does not include the effect of interest rate derivatives.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the Credit Facilities. At December 31, 2009, we had $515.9 million of variable-rate debt outstanding, all of which was hedged using interest rate derivatives. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our second lien facility. These interest rate caps remain in place. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B term loan facility with a LIBOR cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

Credit Facilities.    Effective December 31, 2008, we began utilizing the calculated base rate plus 250 basis points on the Tranche B term loan facility rather than the LIBOR plus 350 basis points (subject to a floor of 4.00%) used prior to December 31, 2008. As the interest rate on this debt no longer matched the rate on the interest rate derivatives used to hedge a portion of that debt, we account for them as economic hedges. The amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet will be amortized to interest expense over the remaining life of the interest rate derivatives. Changes in the fair value of these derivatives will be recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss).

These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At December 31, 2009 and 2008, we recorded the fair value of the interest rate derivatives, or $0.1 million and $0.2 million, respectively, in “Other assets” on our Consolidated Balance Sheet. During the year ended December 31, 2009, we recorded the change in fair value of these derivatives, or a $0.4 million gain, in “Change in fair value of interest rate derivatives” in our Consolidated Statement of Income (Loss). During the year ended December 31, 2008, we recorded the change in fair value of these derivatives, or a $0.8 million loss, in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. No amounts were reclassified to interest expense. During the years ended December 31, 2009 and 2008, we recorded $0.5 million and $0.4 million, respectively, in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives. At December 31, 2008, there was no ineffectiveness related to these hedges.

Second Lien Facility.    We account for the interest rate derivatives with a notional amount of $260.0 million that hedged our exposure to interest rate fluctuations on our second lien facility as economic hedges. At December 31, 2009 and 2008, we recorded the fair value of the interest rate derivatives, or $0.1 million, in “Other assets” on our Consolidated Balance Sheet. During the years ended December 31, 2009 and 2008, we recorded the change in fair value of these derivatives, or $0.2 million and $0.5 million, respectively, of expense, in “Change in fair value of interest rate derivatives” in our Consolidated Statement of Income (Loss). During each year ended December 31, 2009 and 2008, we recorded $0.2 million in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

Interest Rate Risk — Investments

Our exposure to market risk for changes in interest rates also relates to our cash, cash equivalents, and short-term investments. As of December 31, 2009, our cash, cash equivalents, and short-term investments consisted primarily of funds invested in money market accounts and certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). As the interest rates on a significant portion of our cash, cash equivalents, and short-term investments are variable, a change in interest rates earned would affect interest income along with cash flows but would not have a significant effect on the fair market value of the related underlying instruments.

The components of cash, cash equivalents, and short-term investments as of and for the year ended December 31, 2009, are as follows (dollars, in millions):

	Year Ended December 31, 2009
	Cost Basis	Accrued Interest	Unrealized Gains (Losses)	Recorded Basis	Cash and Cash Equivalents	Short-Term Investments

Cash	$4.3	$—	$—	$4.3	$4.3	$—
Money market accounts	65.1	—	—	65.1	65.1	—
Certificates of deposit	10.0	—	—	10.0	—	10.0

Total	$79.4	$—	$—	$79.4	$69.4	$10.0

During the year ended December 31, 2009, $11.6 million of certificates of deposit matured, all of which we subsequently reinvested. At December 31, 2009, we did not have any investments in individual securities that had been in a continual unrealized loss position for more than 12 months.

At December 31, 2008, we had $22.5 million in cash and cash equivalents, consisting of $7.2 million in cash and $15.3 million in money market accounts.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2009, we had entered into derivative instruments related to approximately 50% of our forecasted natural gas purchases for the period of January 2010 through October 2010, approximately 16% of our forecasted natural gas purchases from November 2010 through March 2011, and approximately 6% of our forecasted natural gas purchases from April 2011 through October 2011. These derivatives include three-way collars and call spreads.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. This strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following tables summarize our position related to these instruments as of December 31, 2009 (in millions of British thermal units, or mmBtu, per day):

	Three-Way Collars
	January 2010 Through March 2010

Volume hedged	6,000	8,500	4,000

Strike price of call sold	$12.00	$12.00	$11.00
Strike price of call bought	9.00	9.00	8.00
Strike price of put sold	6.50	5.35	4.60
Three-way collar premium	0.17	—	—

Approximate percent hedged	16%	23%	11%

	Three-Way Collars
	April 2010 Through October 2010		November 2010 Through March 2011	April 2011 Through October 2011

Volume hedged	5,500	9,500	4,000	1,000

Strike price of call sold	$12.00	$11.00	$11.00	$11.00
Strike price of call bought	9.00	8.00	8.00	8.00
Strike price of put sold	5.90	5.03	5.66	5.33
Three-way collar premium	—	—	—	—

Approximate percent hedged	18%	32%	11%	3%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price less the difference between the purchased call and the written call strike price plus any applicable net premium associated with the two options. The following tables summarize our position related to these instruments as of December 31, 2009 (in mmBtu per day):

	Call Spreads
	November 2010 Through March 2011	April 2011 Through October 2011

Volume hedged	2,000	1,000

Strike price of call sold	$11.00	$11.00
Strike price of call bought	8.00	8.00
Net cap premium	0.54	0.40

Approximate percent hedged	5%	3%

We have elected to account for these instruments as economic hedges. At December 31, 2009 and 2008, we recorded the fair value of the derivatives, or $1.4 million and $7.3 million, respectively, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the years ended December 31, 2009 and 2008, we recorded the change in fair value of the instruments, or a $5.9 million gain and a $7.4 million loss, respectively, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of December 31, 2009 and 2008.

Predecessor

During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

Fair Value Measurements

We record our financial assets and liabilities, which consist of cash equivalents, short-term investments, and derivative financial instruments that are used to hedge exposures to interest rate and energy risks, at fair value. The fair value hierarchy under U.S. GAAP gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices and third-party valuations utilizing underlying asset assumptions (Level 3). We enter into these hedges with large financial institutions, and we monitor their credit ratings to determine if any adjustments to fair value need to be made. No such adjustments were made in any period presented.

At December 31, 2009, fair value for these financial instruments was determined based on applicable interest rates, such as LIBOR, interest rate curves, and NYMEX price quotations under the terms of the contracts, using current market information as of the reporting date. The following table provides a summary of our assets and liabilities measured at fair value on a recurring basis and the inputs used to develop these estimated fair values under the fair value hierarchy discussed above (dollars, in millions):

	Fair Value Measurements at December 31, 2009, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market accounts (a)	$65.1	$65.1	$—	$—
Certificates of deposit (b)	10.0	10.0	—	—
Interest rate derivatives (c)	0.2	—	0.2	—

	$75.3	$75.1	$0.2	$—

Liabilities:
Energy derivatives (d)	$1.4	$—	$1.4	$—

	$1.4	$—	$1.4	$—

	Fair Value Measurements at December 31, 2008, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Interest rate derivatives (c)	$0.3	$—	$0.3	$—

	$0.3	$—	$0.3	$—

Liabilities:
Energy derivatives (d)	$7.3	$—	$7.3	$—

	$7.3	$—	$7.3	$—

(a)	Recorded in “Cash and cash equivalents” on our Consolidated Balance Sheet.

(b)	Recorded in “Short-term investments” on our Consolidated Balance Sheet.

(c)	Recorded in “Other assets” on our Consolidated Balance Sheet.

(d)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

As of December 31, 2009 and 2008, we did not have any fair value measurements using significant unobservable inputs (Level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments (dollars, in millions)

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$0.2	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	1.4

Total derivatives designated as economic hedging instruments		$0.2		$1.4

Total Derivatives		$0.2		$1.4

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as cash flow hedging instruments (b)
Interest rate contracts	Other assets	$0.2	Accrued liabilities	$—

Total derivatives designated as cash flow hedging instruments		$0.2		$—

Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$0.1	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	7.3

Total derivatives designated as economic hedging instruments		$0.1		$7.3

Total Derivatives		$0.3		$7.3

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Year Ended December 31, 2009
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$0.3	Interest rate contracts	Change in fair value of interest rate derivatives	$0.6

				Natural gas contracts	Materials, labor, and other operating expenses	5.9

	$—		$0.3			$6.5

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Year Ended December 31, 2008
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$(0.8)	Interest income/expense	$—	Interest rate contracts	Change in fair value of interest rate derivatives	$(0.5)

				Natural gas contracts	Materials, labor, and other operating expenses	(7.4)

	$(0.8)		$—			$(7.9)

(a)	See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

(b)	As of January 1, 2009, we no longer have interest rate derivatives designated as cash flow hedges. The amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet are being amortized to interest over the remaining life of the interest rate derivatives. During the year ended December 31, 2009, these derivatives were accounted for as economic hedges.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure you that we will at all times be in full compliance with environmental requirements, and we cannot assure you that we will not incur fines and penalties in the future. In 2009, we made no payments for environmental fines and penalties across all of our segments. In all periods presented, environmental spending for fines and penalties across all of our segments was immaterial.

We incur, and we expect to incur, substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2009, we spent $2.2 million on capital expenditures to comply with environmental requirements. We anticipate capital expenditures of approximately $1.4 million in 2010 to comply with environmental requirements and expect to spend similar or greater amounts on environmental capital expenditures in the years ahead.

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

OfficeMax retained responsibility for environmental liabilities that occurred with respect to businesses, facilities, and other assets not purchased by Madison Dearborn from OfficeMax in the 2004 transaction. In addition, OfficeMax generally indemnifies our operating subsidiaries, Boise White Paper, L.L.C., and Boise Packaging & Newsprint, L.L.C., for hazardous substance releases and other environmental violations that occurred prior to the 2004 transaction at the businesses, facilities, and other assets purchased by such subsidiaries. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax.

Climate change, in its many dimensions (legislative, regulatory, market, and physical), has the potential to significantly affect our business. Boise relies on a sustainably managed supply of woody biomass as our principal raw material and main energy source. About 65% of our energy comes from renewable woody biomass. The carbon dioxide emitted when burning biomass from sustainably managed sources for energy is generally considered to be carbon neutral (does not contribute to climate change) because it is recycled in a closed loop whereby the carbon is removed from the atmosphere by the biomass and then returned to the atmosphere when the biomass is burned, resulting in no net increase of carbon dioxide in the atmosphere. Significant amounts of carbon are permanently sequestered (stored) in forests and forest products.

Our manufacturing operations emit greenhouse gases (GHGs), which may contribute to global warming and climate change. We are a voluntary member of the United States Environmental Protection Agency (EPA) Climate Leaders program and the Chicago Climate Exchange (CCX). Under these programs, we have established GHG emission inventories using established protocols, and in the case of CCX, the emissions have been third-party verified. In 2008 (the last recorded year), our company emitted about 2.6 million metric tonnes of GHGs (1.0 million metric tonnes of direct emissions and 1.6 million metric tonnes of indirect emissions from purchased electricity). The carbon dioxide from burning biomass, which is generally considered to be carbon neutral, is excluded from our GHG inventories. In 2011, we will begin reporting GHGs under the EPA’s mandatory regulatory program.

Climate change legislative and regulatory activities that affect our operations generally focus on reducing GHG emissions through some combination of GHG limitations (such as cap and trade or emission standards) and a renewable electricity standard (RES). Three of the five states in which our primary GHG emitting facilities operate (Minnesota, Oregon, and Washington) have an RES. There is currently no national RES in effect, although legislation passed by the United States House of Representatives (House) in July 2009 does include such a standard. The RES could increase our energy cost due to the higher cost of renewable electrical generation facilities, compared with those generating electricity from fossil fuel.

Climate change legislation prescribing a cap and trade system was passed by the House in the July 2009 legislation. The U.S. Senate Environment and Public Works Committee proposed similar legislation, but the full Senate has not yet voted on the legislation. The prognosis for enacting national climate change legislation into law is uncertain. The effect of any climate change legislation on our operations is also uncertain. Under the current proposed legislation, our facilities may be largely insulated from higher costs for an initial period through 2025. Nevertheless, as the protective measures phase out from 2026 to 2035, our energy costs could increase substantially. Furthermore, U.S. legislation and regulation may put our operations at a competitive disadvantage relative to foreign competition if competing countries have not enacted commensurate GHG reduction programs.

The EPA has initiated the regulation of GHGs following its “endangerment finding” in December 2009. The EPA has proposed regulating GHGs under its Clean Air Act Title V permitting and Prevention of Significant Deterioration programs. There is considerable uncertainty whether or when these regulations will be enacted and what the regulations may require. Such rules could lead to longer permitting times and additional costs to reduce GHG emissions.

Increased interest in biomass as a renewable energy source could increase demand for and the cost of wood, our principal raw material. On the other hand, as incentives for biofuels manufacturing increase, there may be opportunities to locate biorefineries at our paper mills to produce biofuels as a coproduct. We are a significant manufacturer of recycled paper. Recycling of paper reduces greenhouse gas emissions from landfills.

There is considerable uncertainty concerning the physical risks that may be presented by climate change. Predictions range widely and can include more weather extremes (floods and drought), increased storm intensity, and rising sea levels. Climate change could also affect forests supplying our wood both positively and negatively. Increased carbon dioxide in the atmosphere and warmer temperatures could increase forest biomass production. Weather patterns and insects might affect forests either favorably or unfavorably. We cannot predict the effect of climate change on our operations with any degree of certainty until the legislative and regulatory landscape takes shape.

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

Income Taxes

We account for income taxes and separately recognize deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting, and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. We also recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions. It is inherently difficult and subjective to estimate uncertain tax positions, because we have to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

For the year ended December 31, 2009, we increased the amount of our unrecognized tax benefit by $87.6 million, which was charged to income tax expense, as a result of excluding the alternative fuel mixture credits from income for tax purposes. If subsequently recognized, this unrecognized tax benefit would reduce our tax expense by $83.3 million. Exclusion of the alternative fuel mixture credits generates a deferred tax benefit of $82.9 million for the year ended December 31, 2009 (primarily a net operating loss carryforward).

A reconciliation of the unrecognized tax benefits is as follows (dollars, in millions):

	2009	2008
Unrecognized tax benefits, beginning of year	$0.3	$0.2
Gross increases related to prior-period tax positions	—	—
Gross decrease related to prior-period tax positions	—	—
Gross increases related to current-period tax positions	87.6	—
Settlements	—	—

Unrecognized tax benefits, end of year	$87.8	$0.3

The unrecognized tax benefit net of federal benefit for state taxes is $83.3 million. We have determined that there is a filing position to exclude the alternative fuel mixture credits from taxable income. Accordingly, $82.9 million of the $83.3 million is recorded as a credit to our long-term deferred taxes to eliminate the benefit associated with the uncertain tax position. The remaining $0.4 million is recorded in “Other long-term liabilities” on our Consolidated Balance Sheet. Additional guidance may be issued by the Internal Revenue Service (IRS) in the next 12 months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded. It is not reasonably possible to know to what extent the total amounts of unrecognized benefits will increase or decrease within the next 12 months.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statement of Income (Loss). Interest expense related to our uncertain tax positions was immaterial for both of the years ended December 31, 2009 and 2008, and also for the Predecessor year ended December 31, 2007. We did not record any penalties associated with the uncertain tax positions during the years ended December 31, 2009 and 2008, or during the Predecessor year ended December 31, 2007.

Pensions

Some of our employees participate in noncontributory defined pension plans that were either transferred from or spun off from Boise Cascade. The salaried defined benefit pension plan is available only to employees who were formerly employed by OfficeMax before November 2003. The pension benefit for salaried employees is based primarily on the employees’ years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. The Predecessor treated participants in these plans as participants in multiemployer plans. Accordingly, the Predecessor did not reflect any assets or liabilities related to the noncontributory defined benefit pension plans on its Consolidated Balance Sheet. The

Predecessor did, however, record costs associated with the employees who participated in these plans in its Consolidated Statements of Income (Loss). Expenses attributable to participation in noncontributory defined benefit plans for the years ended December 31, 2009 and 2008, the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007, were $8.7 million, $8.3 million, $1.8 million, and $13.1 million, respectively.

We calculate pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement rates, mortality rates, expected contributions, and other factors. We based the assumptions used in this analysis to calculate pension expense on the following factors:

Discount Rate Assumption.    The discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The Aa-graded bonds included in the yield curve reflect anticipated investments that would be made to match the expected monthly benefit payments over time and do not include all Aa-graded corporate bonds. The plan’s projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption.    The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2010 net periodic benefit cost is 7.25%. In 2009, plan assets performed well above the long-term return assumption.

Rate of Compensation Increases.    Salaried pension benefits are frozen, so the compensation increase assumption is not applicable. Negotiated compensation increases are reflected in the projected benefit obligation for certain hourly employees with salary-related benefits. Historically, this assumption reflected long-term actual experience, the near-term outlook, and assumed inflation.

Retirement and Mortality Rates.    These rates were developed to reflect actual and projected plan experience.

Expected Contributions.    Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. We estimate that we would be required to contribute approximately $2 million in 2010 and approximately $22 million in 2011.

We recognize the funded status of our pension and other postretirement benefit plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of “Accumulated other comprehensive income (loss)” in our Consolidated Statement of Stockholders’ Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

A change of 0.25% in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases would have had the following effect on 2009 and 2010 pension expense (dollars, in millions). These sensitivities are specific to 2009 and 2010. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25% Increase	0.25% Decrease
2009 Expense
Discount rate	$8.7	$(0.4)	$0.7
Expected rate of return on plan assets	8.7	(0.8)	0.8

2010 Expense
Discount rate	$10.2	$(0.7)	$0.7
Expected rate of return on plan assets	10.2	(0.8)	0.8

We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period. As discussed above, the future effects of pension plans on our financial position and results of operations will depend on economic conditions, employee demographics, mortality rates, retirement rates, investment performance, and funding decisions, among other factors. The following table presents selected assumptions used and expected to be used in the measurement of pension expense in the following periods (dollars, in millions):

	Year Ending December 31, 2010	Boise Inc.
		Year Ended December 31
		2009	2008

Pension expense	$10.2	$8.7	$8.3
Discount rate	6.10%	6.20%	6.50%
Expected rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increases	—%	—%	4.25%

Changes in our actual asset returns affect the amount of expense we recognize in future years. However, under pension accounting rules, this impact is recognized over time. In addition, we are required to adjust our equity in “Accumulated other comprehensive income (loss)” in our Consolidated Statement of Stockholders’ Equity to record minimum pension liabilities under accounting rules. In 2009, we recorded an approximately $22 million pretax increase in equity. The amount of expense and minimum pension liability we recognize depends on, among other things, actual returns on plan assets, changes in interest rates which affect our discount rate assumptions, and modifications to our plans.

Pension funding requirements depend in part on returns on plan assets. As of December 31, 2009, our pension assets had a market value of $302 million, compared with $248 million at December 31, 2008. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in our plan asset return assumptions, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. Changes in the financial markets may require us to make larger than previously anticipated contributions to our pension plans.

Long-Lived Asset Impairment

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

We performed our annual impairment assessment for our indefinite-lived intangible assets for all of our segments during fourth quarter 2009. Based on the results of our testing, we have concluded that our indefinite-lived intangible assets were not impaired. We have also performed an undiscounted cash flow analysis as of fourth quarter 2009 and determined that the value of our long-lived assets was not impaired. We also evaluated the remaining useful lives of our customer relationships and technology and determined that no adjustments to the useful lives were necessary.

Acquisitions — Purchase Price Allocation

As part of the Acquisition, we assigned to all identifiable assets acquired (including intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of the acquisition. Based on the values assigned to all of the assets and liabilities in the purchase price allocation, no goodwill was recorded in the Acquisition valuation.

The Acquisition purchase price allocation required management’s estimates of such things as the new replacement value of property and equipment, obsolescence factors, royalty rates, future sales prices, input costs, and capital spending to estimate future cash flows, discount rates, and the cost of acquiring customers, among others. These estimates affect, in turn, the amount and timing of the recognition of depreciation and amortization expense, cost of goods sold, income and other tax expense, the carrying amounts of inventory, long-lived and intangible assets, and liabilities assumed. We engaged valuation experts to assist us with this purchase price allocation. The following discussion describes the purchase price allocation.

The comparative sales method was used in valuing the finished goods inventory. We used estimates of expected sales prices for the inventory items. Disposal costs already incurred by the Predecessor were derived from the accounting records of the Predecessor. Costs to be incurred by us were based on our forecasted selling expenses, distribution expenses, and general and administrative expenses. Costs yet to be incurred were subtracted from the estimated sales proceeds. Pretax profit was calculated based on our expected margins. The total pretax profit to be generated from the inventory was then allocated to the Predecessor based on costs already incurred by them and estimated costs to be incurred by us. Holding costs were estimated based on a pretax working capital rate and expected inventory turnover.

Raw materials, including logs and supplies, were assumed to have a fair value equal to the net book value of the Predecessor, unless they were identified for disposal in other than the normal manufacturing process. The net book value was judged to approximate current replacement cost. Items to be disposed of in other than the normal manufacturing process were valued at their estimated net disposal value. Work-in-process inventory was not significant and was assumed to have fair value equal to its net book value.

The value of property and equipment reflects assumptions that would be made by market participants if they were to buy or sell each identified asset on an individual basis. They were valued at their highest and best use, which was assumed to be for their continued current uses. The sales comparison approach was used to value acquired land. Under this approach, land sales in each of the Company’s geographic areas were obtained and compared to the acquired property, focusing most heavily on recent sales of similar size, location, and zonings. The fair value of buildings and improvements and machinery and equipment was estimated using the cost approach. Under this method, the cost to replace the asset was estimated assuming the cost of constructing or buying a similar asset of equivalent utility at current price. This current replacement cost was reduced for estimated depreciation of the asset, including physical deterioration, functional obsolescence, and economic obsolescence.

We assigned value to various intangible assets. We concluded that the trademark and trade name had value. To determine that value, a relief from royalty method was used. This method assumes that through ownership of the trademark and trade name, the acquirer avoids the royalty expense associated with licensing, resulting in cost savings. The primary variable in this method is the selection of an appropriate royalty rate. This royalty rate can then be used in a discounted cash flow analysis to determine the values of the intangible assets. Royalty rates are usually determined as a percentage of net sales. Because many of the products manufactured by the paper industry are commodities, we concluded that name recognition is less important to customers than other factors such as price. As a result, a minimal royalty rate was used in the valuation.

If an entity establishes relationships with its customers through contracts such as purchase orders, those customer contracts and the related customer relationships are intangible assets that must be valued in a purchase price allocation. Because customers in our industry are more price-driven than relationship-driven, the customer relationships were valued utilizing a cost approach, which looks at the cost to replace the existing customer relationships. Using historical cost data for sales and distribution employees, we calculated employee costs, to which we added additional estimated costs such as travel and entertainment, promotional, information technology, telecommunication, and training. The sum of these costs, adjusted for economic obsolescence, represented our estimate of the fair value of the customer-related intangible assets.

We determined that technology-based intangible assets existed in the acquired business. These assets relate to innovations or technological advances. In estimating the fair value of this technology, the relief from royalty method was employed. Again, this method is based on the assumption that in lieu of ownership, an entity would be willing to pay a royalty in order to exploit the related benefits of technology assets. We identified various specific technologies that should be valued, and then, based on estimated product margins for the associated products and industry data, a royalty rate for each technology was established. These rates were used in a discounted cash flow analysis to determine the values of the technology-based intangible assets.

We also considered the valuation of other intangible assets such as favorable contracts, including leases, order backlogs, and internally developed software, and concluded that the values to be assigned to these assets, if any, were minimal.

Liabilities were recorded at the historical book value of the Predecessor in most instances. We did establish liabilities for the obligations for the defined benefit plans assumed in the transactions. These obligations were not previously recorded by the Predecessor. For further information, see “Pensions” in this discussion of Critical Accounting Estimates. We also recorded deferred tax liabilities to recognize the book and tax basis differences of assets and liabilities recorded in the purchase price allocation.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

For a reconciliation of net income (loss) to EBITDA, see “Part II, Item 6. Selected Financial Data” of this Form 10-K. The following is a reconciliation of historical income (loss) from operations to EBITDA and the effects of items included in EBITDA for the years ended December 31, 2009 and 2008, the period of February 1 (Inception) through December 31, 2007, the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007 (dollars, in millions):

	Boise Inc.
	Year Ended December 31, 2009
	Paper	Packaging	Corporate and Other	Total

Income (loss) from operations	$262.7	$67.1	$(24.1)	$305.7
Foreign exchange gain (loss)	—	—	2.6	2.6

Segment income (loss)	262.7	67.1	(21.5)	308.3
Loss on extinguishment of debt	—	—	(44.1)	(44.1)
Depreciation, amortization, and depletion	85.2	42.2	4.1	131.5

EBITDA	$347.8	$109.3	$(61.5)	$395.7

The following table reconciles EBITDA to EBITDA excluding special items for the year ended December 31, 2009 (dollars, in millions):

	Boise Inc.
	Year Ended December 31, 2009
	Paper	Packaging	Corporate and Other	Total

EBITDA	$347.8	$109.3	$(61.5)	$395.7
St. Helens mill restructuring (a)	5.8	—	—	5.8
Impact of energy derivatives (b)	(4.8)	(1.1)	—	(5.9)
Alternative fuel mixture credits (c)	(149.9)	(61.6)	3.9	(207.6)
Loss on extinguishment of debt (d)	—	—	44.1	44.1

EBITDA excluding special items	$199.0	$46.6	$(13.5)	$232.1

	Boise Inc.
	Year Ended December 31, 2008				February 1 (Inception) Through December 31, 2007
	Paper	Packaging	Corporate and Other	Total	Paper	Packaging	Corporate and Other	Total

Income (loss) from operations	$32.7	$21.1	$(13.9)	$39.9	$—	$—	$(0.3)	$(0.3)
Foreign exchange gain (loss)	—	—	(4.7)	(4.7)	—	—	—	—

Segment income (loss)	32.7	21.1	(18.6)	35.2	—	—	(0.3)	(0.3)
Depreciation, amortization, and depletion	71.7	35.1	3.2	110.0	—	—	—	—

EBITDA	$104.3	$56.2	$(15.4)	$145.1	$—	$—	$(0.3)	$(0.3)

The following table reconciles EBITDA to EBITDA excluding special items for the year ended December 31, 2008, and the period of February 1 (Inception) through December 31, 2007 (dollars, in millions):

	Boise Inc.
	Year Ended December 31, 2008				February 1 (Inception) Through December 31, 2007
	Paper	Packaging	Corporate and Other	Total	Paper	Packaging	Corporate and Other	Total

EBITDA	$104.3	$56.2	$(15.4)	$145.1	$—	$—	$(0.3)	$(0.3)
St. Helens mill restructuring (a)	37.6	—	—	37.6	—	—	—	—
Impact of energy derivatives (b)	6.1	1.3	—	7.4	—	—	—	—
Gain on changes in supplemental pension plans	—	—	(2.9)	(2.9)	—	—	—	—
Inventory purchase accounting expense	7.4	2.8	—	10.2	—	—	—	—
Hurricane losses	—	5.5	—	5.5	—	—	—	—
Impact of DeRidder outage	—	19.8	—	19.8	—	—	—	—

EBITDA excluding special items	$155.4	$85.6	$(18.3)	$222.8	$—	$—	$(0.3)	$(0.3)

	Predecessor
	January 1 Through February 21, 2008				Year Ended December 31, 2007
	Paper	Packaging	Corporate and Other	Total	Paper	Packaging	Corporate and Other	Total

Income (loss) from operations	$20.7	$5.7	$(3.3)	$23.1	$132.3	$40.1	$(11.9)	$160.5
Foreign exchange gain (loss)	—	—	0.1	0.1	1.2	—	—	1.2

Segment income (loss)	20.7	5.7	(3.2)	23.2	133.5	40.1	(11.9)	161.7
Depreciation, amortization, and depletion (e)	0.3	0.1	0.1	0.5	45.0	37.7	1.9	84.6

EBITDA	$21.1	$5.7	$(3.1)	$23.7	$178.5	$77.8	$(10.0)	$246.3

The following table reconciles EBITDA to EBITDA excluding special items for the period of January 1 through February 21, 2008, and for the year ended December 31, 2007 (dollars, in millions):

	Predecessor
	January 1 Through February 21, 2008				Year Ended December 31, 2007
	Paper	Packaging	Corporate and Other	Total	Paper	Packaging	Corporate and Other	Total

EBITDA	$21.1	$5.7	$(3.1)	$23.7	$178.5	$77.8	$(10.0)	$246.3
Gain on changes in retiree healthcare programs	—	—	—	—	—	—	(4.4)	(4.4)
Impact of energy derivatives (f)	—	—	—	—	7.3	1.4	—	8.7
Wallula start-up	—	—	—	—	4.0	—	—	4.0
Impact of DeRidder outage	—	0.7	—	0.7	—	—	—	—

EBITDA excluding special items	$21.1	$6.4	$(3.1)	$24.4	$189.8	$79.2	$(14.4)	$254.7

(a)	In November 2008, we announced the restructuring of our St. Helens, Oregon, paper mill. In 2009, we recorded $5.8 million of restructuring charges in “St. Helens mill restructuring” in our Consolidated Statements of Income (Loss). During 2008, we recorded total restructuring-related charges of $37.6 million, of which $29.8 million is included in “St. Helens mill restructuring” and $7.8 million related to inventory write-downs is included in “Materials, labor, and other operating expenses.”

(b)	We have elected to account for these energy derivatives as economic hedges and record changes in fair value of the instruments in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss). These instruments consist of natural gas swaps, options, or a combination of these instruments and are entered into for the purpose of hedging the variable cash flow risk of natural gas purchases at index.

(c)	During the year ended December 31, 2009, we recorded $149.9 million of income in the Paper segment, $61.6 million of income in the Packaging segment, and $3.9 million of expenses in the Corporate and Other segment. We recorded these amounts in “Alternative fuel mixture credits, net” in our Consolidated Statement of Income (Loss).

(d)	In October 2009, two of our wholly owned indirect subsidiaries issued a $300 million aggregate principal amount of 9% senior notes due on November 1, 2017 (the 9% Senior Notes). The issuance of the 9% Senior Notes and the repurchase of our second lien term loan represented a substantial modification to our debt structure. Therefore, we wrote off the unamortized deferred financing fees for the second lien and have recognized various other costs and fees incurred in connection with these transactions. For the year ended December 31, 2009, we recorded $44.1 million in “Loss on extinguishment of debt” in our Consolidated Statement of Income (Loss).

(e)	The year ended December 31, 2007, included approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in our Paper, Packaging, and Corporate and Other segments as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(f)	At this time, we elected to account for these energy derivatives as cash flow hedges and record changes in fair value of these instruments in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and reclassify amounts realized during the period in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss) as natural gas is consumed. These instruments consist of natural gas swaps and are entered into for the purpose of hedging the variable cash flow risk of natural gas purchases at index.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the sensitivity analysis provided below, information concerning quantitative and qualitative disclosures about market risk can be found under the caption “Disclosures of Financial Market Risks” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Our operations can be affected by the following sensitivities (dollars, in millions). These sensitivities are based on our 2009 operations and have been adjusted to reflect the restructuring of our St. Helens mill and the indefinite idling of the #2 newsprint machine (D-2) at our mill in DeRidder:

Sensitivity Analysis	Estimated Annual Impact on Income Before Taxes

Each $10/short ton change in the selling price of the following products (except for corrugated containers and sheets):

Paper
Uncoated freesheet	$13

Packaging
Containerboard (linerboard)	3
Newsprint	2
Corrugated containers and sheets ($1.00/msf change in price)	6

Interest rate (1% change in interest rate on our variable-rate debt before hedging)	5

Energy (a)
Natural gas ($1.00/mmBtu change in price before hedging)	12
Diesel ($0.50/gallon change in price before hedging)	10

Fiber (1% change in cost of fiber)	4

Chemicals (1% change in cost of chemicals)	2

(a)	Based on 2009 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Inc.

Consolidated Statements of Income (Loss)

(dollars, in thousands, except share and per-share data)

	Boise Inc.			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007
Sales
Trade	$1,935,410	$1,990,207	$—	$258,430	$1,636,605
Related parties	42,782	80,425	—	101,490	695,998

	1,978,192	2,070,632	—	359,920	2,332,603

Costs and expenses
Materials, labor, and other operating expenses	1,596,214	1,756,826	—	313,931	1,948,230
Fiber costs from related parties	36,858	54,628	—	7,662	39,352
Depreciation, amortization, and depletion	131,500	109,988	—	477	84,649
Selling and distribution expenses	55,524	48,278	—	9,097	59,488
General and administrative expenses	50,250	34,258	334	6,606	44,549
St. Helens mill restructuring	5,805	29,780	—	—	—
Alternative fuel mixture credits, net	(207,607)	—	—	—	—
Other (income) expense, net	4,005	(2,980)	—	(989)	(4,142)

	1,672,549	2,030,778	334	336,784	2,172,126

Income (loss) from operations	305,643	39,854	(334)	23,136	160,477

Foreign exchange gain (loss)	2,639	(4,696)	—	54	1,184
Change in fair value of interest rate derivatives	568	(479)	—	—	—
Loss on extinguishment of debt	(44,102)	—	—	—	—
Interest expense	(83,263)	(91,220)	(6)	(2)	—
Interest income	367	2,246	10,422	161	697

	(123,791)	(94,149)	10,416	213	1,881

Income (loss) before income taxes	181,852	(54,295)	10,082	23,349	162,358
Income tax (provision) benefit	(28,010)	8,772	(4,590)	(563)	(2,767)

Net income (loss)	$153,842	$(45,523)	$5,492	$22,786	$159,591

Weighted average common shares outstanding:
Basic	78,354,946	73,635,665	34,272,754	—	—
Diluted	83,080,979	73,635,665	34,272,754	—	—

Net income (loss) per common share:
Basic	$1.96	$(0.62)	$0.16	$—	$—
Diluted	1.85	(0.62)	0.16	—	—

See accompanying notes to consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets

(dollars, in thousands)

	Boise Inc.
	December 31, 2009	December 31, 2008
ASSETS

Current
Cash and cash equivalents	$69,393	$22,518
Short-term investments	10,023	—
Receivables
Trade, less allowances of $839 and $961	185,110	220,204
Related parties	2,056	1,796
Other	62,410	4,937
Inventories	252,173	335,004
Deferred income taxes	—	5,318
Prepaid and other	4,819	6,289

	585,984	596,066

Property
Property and equipment, net	1,205,679	1,262,810
Fiber farms and deposits	17,094	14,651

	1,222,773	1,277,461

Deferred financing costs	47,369	72,570
Intangible assets, net	32,358	35,075
Other assets	7,306	7,114

Total assets	$1,895,790	$1,988,286

See accompanying notes to consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets (continued)

(dollars, in thousands, except share data)

	Boise Inc.
	December 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$30,711	$25,822
Income taxes payable	240	841
Accounts payable
Trade	172,518	177,157
Related parties	2,598	3,107
Accrued liabilities
Compensation and benefits	67,948	44,488
Interest payable	4,946	184
Other	23,735	17,402

	302,696	269,001

Debt
Long-term debt, less current portion	785,216	1,011,628
Notes payable	—	66,606

	785,216	1,078,234

Other
Deferred income taxes	32,253	8,907
Compensation and benefits	123,889	149,691
Other long-term liabilities	30,801	33,007

	186,943	191,605

Commitments and contingent liabilities

Stockholders’ Equity
Preferred stock, $.0001 par value per share:	—	—
1,000,000 shares authorized; none issued
Common stock, $.0001 par value per share:	8	8
250,000,000 shares authorized; 84,418,691 shares and 79,716,130 shares issued and outstanding
Additional paid-in capital	578,669	575,151
Accumulated other comprehensive income (loss)	(71,553)	(85,682)
Retained earnings (accumulated deficit)	113,811	(40,031)

Total stockholders’ equity	620,935	449,446

Total liabilities and stockholders’ equity	$1,895,790	$1,988,286

See accompanying notes to consolidated financial statements.

Boise Inc.

Consolidated Statements of Cash Flows

(dollars, in thousands)

	Boise Inc.			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007
Cash provided by (used for) operations
Net income (loss)	$153,842	$(45,523)	$5,492	$22,786	$159,591
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	144,079	119,933	—	477	84,649
Share-based compensation expense	3,518	3,096	—	—	—
Related-party interest expense	—	2,760	—	—	—
Notes payable interest expense	9,000	5,512	—	—	—
Interest income on cash held in trust	—	—	(10,414)	—	—
Pension and other postretirement benefit expense	7,376	8,388	—	1,826	13,334
Deferred income taxes	27,709	(9,363)	—	11	253
Change in fair value of energy derivatives	(5,877)	7,445	—	(37)	432
Change in fair value of interest rate derivatives	(568)	479	—	—	—
St. Helens mill restructuring	—	35,998	—	—	—
Gain on changes in retiree healthcare programs	—	—	—	—	(4,367)
(Gain) loss on sales of assets, net	514	—	—	(943)	(112)
Other	(2,639)	4,696	—	(54)	(1,184)
Loss on extinguishment of debt	44,102	—	—	—	—
Decrease (increase) in working capital, net of acquisitions
Receivables	(18,579)	25,296	—	(23,522)	(4,357)
Inventories	83,037	(28,950)	—	5,343	(4,402)
Prepaid expenses	1,470	(1,044)	(59)	875	(833)
Accounts payable and accrued liabilities	25,710	(17,801)	257	(10,718)	18,414
Current and deferred income taxes	(372)	(1,057)	1,284	335	509
Pension and other postretirement benefit payments	(13,001)	(636)	—	(1,826)	(13,334)
Other	(609)	(1,483)	—	2,326	178

Cash provided by (used for) operations	458,712	107,746	(3,440)	(3,121)	248,771

Cash provided by (used for) investment
Acquisition of businesses and facilities	(543)	(1,216,459)	(2,624)	—	—
Cash released from (held in) trust, net	—	403,989	(393,575)	—	—
Expenditures for property and equipment	(77,145)	(90,597)	—	(10,168)	(141,801)
Purchases of short-term investments	(21,643)	—	—	—	—
Maturities of short-term investments	11,615	—	—	—	—
Sales of assets	1,031	394	—	17,662	14,224
Additional Consideration Agreement payment	—	—	—	—	(32,542)
Other	2,168	(5,703)	—	863	1,769

Cash provided by (used for) investment	(84,517)	(908,376)	(396,199)	8,357	(158,350)

Cash provided by (used for) financing
Issuances of long-term debt	310,000	1,125,700	—	—	—
Payments of long-term debt	(531,523)	(88,250)	—	—	—
Cash used for extinguishment of debt	(39,717)	—	—	—	—
Payments of notes payable	(52,924)	—	—	—	—
Issuances of short-term debt	—	—	137	—	—
Payments of short-term debt	—	—	(137)	—	—
Payments to stockholders for exercise of conversion rights	—	(120,170)	—	—	—
Payments of deferred financing fees	(13,156)	(81,898)	—	—	—
Payments of deferred underwriters fees	—	(12,420)	(16,560)	—	—
Proceeds from sale of shares of common stock to initial stockholders	—	—	25	—	—
Proceeds from public offering	—	—	414,000	—	—
Proceeds from issuance of insider warrants	—	—	3,000	—	—
Net equity transactions with related parties	—	—	—	(5,237)	(90,420)
Other	—	—	(640)	—	—

Cash provided by (used for) financing	(327,320)	822,962	399,825	(5,237)	(90,420)

Increase (decrease) in cash and cash equivalents	46,875	22,332	186	(1)	1
Balance at beginning of the period	22,518	186	—	8	7

Balance at end of the period	$69,393	$22,518	$186	$7	$8

See accompanying notes to consolidated financial statements.

Boise Inc.

Consolidated Statements of Stockholders’ Equity

(dollars, in thousands, except share data)

Common Shares Outstanding		Total Stockholders’ Equity	Business Unit Equity	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Income Accumulated During Development Stage	Retained Earnings (accumulated deficit)
	Predecessor
—	Balance at December 31, 2006	$1,481,232	$1,490,608	$—	$—	$—	$(9,376)	$—	$—
	Comprehensive income:
	Net income	159,591	159,591	—	—	—	—	—	—
	Other comprehensive income, net of tax
	Cash flow hedges	9,376	—	—	—	—	9,376	—	—

	Comprehensive income:	$168,967

—	Net equity transactions with related parties	(90,420)	(90,420)	—	—	—	—	—	—

—	Balance at December 31, 2007	$1,559,779	$1,559,779	$—	$—	$—	$—	$—	$—

	Boise Inc.
—	Balance at February 1, 2007 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—

	Comprehensive income:
	Net income	5,492	—	—	—	—	—	5,492	—

	Comprehensive income	$5,492

10,350,000	Issuance of common stock to initial stockholders on February 1, 2007 (Inception) at $.002 per share	25	—	—	1	24	—	—	—
	Proceeds of issuance of warrants	3,000	—	—	—	3,000	—	—	—
41,400,000	Sale of 41,400,000 units through public offering net of underwriter’s discount and offering expenses (which includes 16,555,860 shares subject to conversion)	384,380	—	—	4	384,376	—	—	—
	Less 16,555,860 shares of common stock subject to possible conversion	(159,760)	—	—	—	(159,760)	—	—	—

51,750,000	Balance at December 31, 2007	$233,137	$—	$—	$5	$227,640	$—	$5,492	$—

	Comprehensive loss:
	Net loss	(45,523)	—	—	—	—	—	—	(45,523)
	Other comprehensive loss, net of tax
	Cash flow hedges	(760)	—	—	—	—	(760)	—	—
	Unfunded accumulated benefit obligation	(84,922)	—	—	—	—	(84,922)	—	—

	Other comprehensive loss	(85,682)	—	—	—	—	(85,682)	—	—

	Comprehensive loss	$(131,205)

	Reclassification of income accumulated during development stage	—	—	—	—	—	—	(5,492)	5,492
37,857,374	Issuance of common stock for acquisition at $9.15 per share (net of a 12% discount for lack of marketability)	304,828	—	—	4	304,824	—	—	—
2,450,617	Restricted stock	3,096	—	—	—	3,096	—	—	—
(24,517)	Restricted stock forfeited	—	—	—	—	—	—	—	—
30,083	Restricted stock vested	—	—	—	—	—	—	—	—
	Shares of common stock subject to possible conversion converted to permanent equity	159,760	—	—	—	159,760	—	—	—
(12,347,427)	Reclassify shares of common stock subject to possible conversion that were not redeemed to permanent equity	(120,170)	—	—	(1)	(120,169)	—	—	—

79,716,130	Balance at December 31, 2008	$449,446	$—	$—	$8	$575,151	$(85,682)	$—	$(40,031)

	Comprehensive income:
	Net income	153,842	—	—	—	—	—	—	153,842
	Other comprehensive income (loss), net of tax
	Cash flow hedges	207	—	—	—	—	207	—	—
	Investment gains (losses)	(5)	—	—	—	—	(5)	—	—
	Changes in unfunded accumulated benefit obligation (net of tax of $8,600)	13,927	—	—	—	—	13,927	—	—

	Other comprehensive income	14,129	—	—	—	—	14,129	—	—

	Comprehensive income	$167,971

4,602,185	Restricted stock	3,518	—	—	—	3,518	—	—	—
(81,367)	Restricted stock forfeited	—	—	—	—	—	—	—	—
181,743	Restricted stock units vested, net	—	—	—	—	—	—	—	—

84,418,691	Balance at December 31, 2009	$620,935	$—	$—	$8	$578,669	$(71,553)	$—	$113,811

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation

Boise Inc. or “the Company,” “we,” “us,” or “our” is a large, diverse United States-based manufacturer of packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp. We own pulp and paper mill operations in the following locations: Jackson, Alabama; International Falls, Minnesota; St. Helens, Oregon; and Wallula, Washington, all of which manufacture uncoated freesheet paper. We also own a mill in DeRidder, Louisiana, which produces containerboard (linerboard) as well as newsprint. We also have a network of five corrugated container plants located in the Pacific Northwest, a corrugated sheet plant in Nevada, and a corrugated sheet feeder plant in Texas.

On February 22, 2008, Aldabra 2 Acquisition Corp. completed the acquisition (the Acquisition) of Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp. (collectively, the Paper Group), and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade, L.L.C. (Boise Cascade). Subsequent to the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. The acquired business is referred to in this Form 10-K as the “Predecessor.” See Note 16, Acquisition of Boise Cascade’s Paper and Packaging Operations, for more information related to the Acquisition.

The following sets forth our corporate structure at December 31, 2009:

Boise Inc., headquartered in Boise, Idaho, operates its business in three reportable segments: Paper, Packaging, and Corporate and Other (support services).

The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the year ended December 31, 2008, include the activities of Aldabra 2 Acquisition

Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the period of January 1 through February 21, 2008, and for the year ended December 31, 2007, of the Predecessor are presented for comparative purposes. The period of February 1 (Inception) through December 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

For the Predecessor periods presented, the consolidated financial statements include accounts attributed specifically to the Paper Group and a portion of Boise Cascade’s shared corporate general and administrative expenses. These shared services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Some corporate costs related solely to the Predecessor and were allocated totally to these operations. Shared corporate general and administrative expenses not specifically identifiable to the Paper Group were allocated primarily based on average sales, assets, and labor costs. The Predecessor consolidated financial statements do not include an allocation of Boise Cascade’s debt, interest, and deferred financing costs, because none of these items were specifically identified as corporate advances to, or borrowings by, the Predecessor. Boise Cascade used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs are not allocated to the Predecessor, the effects of the interest rate swaps are not included in the consolidated financial statements. During the Predecessor periods presented, income taxes, where applicable, were calculated as if the Predecessor were a separate taxable entity. For the period of January 1 through February 21, 2008, and the year ended December 31, 2007, the majority of the businesses and assets of the Predecessor were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. In addition to the businesses and assets held and operated by limited liability companies, the Predecessor had taxable corporations subject to federal, state, and local income taxes for which taxes were recorded. Information on the allocations and related-party transactions is included in Note 5, Transactions With Related Parties.

2.    Summary of Significant Accounting Policies

Consolidation and Use of Estimates

The consolidated financial statements include the accounts of Boise Inc. and its subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the determination and allocation of the fair values of assets acquired and liabilities assumed in an acquisition; the assessment of the recoverability of long-lived assets; the recognition, measurement, and valuation of current and deferred income taxes; valuation and recognition of pension expense and liabilities; and valuation of accounts receivable, inventories, and asset retirement obligations, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets; volatile equity, foreign currency, and energy markets; and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated freight on board (f.o.b) shipping point. For sales transactions designated f.o.b destination, revenue is recorded when the product is delivered to the customer’s delivery site. Fees for shipping and handling charged to customers for sales transactions are included in “Sales.” Costs related to shipping and handling are included in “Materials, labor, and other operating expenses.”

Equity Compensation

We accrue compensation expense for the restricted stock and restricted stock units (collectively restricted stock) granted under the Boise Inc. Incentive and Performance Plan (the Plan) based on the fair value on the date of the grant. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock. During the years ended December 31, 2009 and 2008, we recognized $3.5 million and $3.1 million, respectively, of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income (Loss). See Note 15, Stockholders’ Equity, for a discussion of the Plan and the method we use to calculate compensation expense.

During the Predecessor periods presented, equity compensation was granted to the Predecessor’s employees under Boise Cascade’s equity compensation plans. These equity compensation plans were accounted for in the same manner we account for our current plans. During the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007, the Predecessor recognized $0.2 million and $1.7 million, respectively, of compensation expense, most of which was recorded in “General and administrative expenses” in the Consolidated Statements of Income (Loss).

Research and Development Costs

We expense research and development costs as incurred, and they were immaterial for all periods presented.

Advertising Costs

We expense the cost of advertising as incurred, and it was immaterial for all periods presented. These expenses are generally recorded in “Selling and distribution expenses” in our Consolidated Statements of Income (Loss).

Foreign Currency Translation

The functional currency for any operations and transactions outside the United States is the U.S. dollar. Nonmonetary assets and liabilities and related depreciation and amortization for these foreign operations and transactions are remeasured into U.S. dollars using historical exchange rates. Monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the Consolidated Balance Sheet date. Revenue and expense items are remeasured into U.S. dollars using an average exchange rate prevailing during the year. The foreign exchange gains (losses) reported in the Consolidated Statements of Income (Loss) resulted from the remeasurements into the U.S. dollar.

Cash and Cash Equivalents

In general, we consider all highly liquid interest-earning investments, including time deposits and certificates of deposit, with a maturity of three months or less at the date of purchase to be cash equivalents unless designated as available for sale and classified as an investment. The fair value of these investments approximates their carrying value. Cash equivalents totaled $65.1 million and $15.3 million, respectively, at December 31, 2009 and 2008.

Short-term Investments

In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. All cash equivalents and short-term investments are classified as available for sale and are recorded at market value. Changes in market value are reflected in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. Unrealized losses not considered other than temporary and unrealized gains are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. Unrealized losses determined to be other than temporary are recorded in our Consolidated Statement of Income (Loss). The cost of marketable securities sold is determined based on the specific identification method. Short-term investments totaled $10.0 million at December 31, 2009. We did not have any short-term investments in 2008.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts, and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We may, at times, insure or arrange for guarantees on our receivables.

Financial Instruments

Our financial instruments are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. The recorded values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair values based on their short-term nature. Our long-term debt is recorded at the face value of those obligations.

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

We record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income (loss)” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income (loss)” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The fair value of the hedged exposure is presumed to be the market value of the hedging instrument when critical terms match. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Customer Rebates and Allowances

We provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in “Sales, Trade” in our Consolidated Statements of Income (Loss).

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the average or first-in, first-out (FIFO) method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead.

Inventories include the following (dollars, in thousands):

	Boise Inc.
	December 31
	2009	2008

Finished goods	$120,817	$173,029
Work in process	22,677	37,582
Fiber	34,557	41,241
Other raw materials and supplies	74,122	83,152

	$252,173	$335,004

Property and Equipment, Net

Property and equipment acquired in the Acquisition were recorded at estimated fair value on the date of the Acquisition. Property and equipment acquired subsequent to the Acquisition are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2009 and 2008, we recognized zero and $0.1 million, respectively, of capitalized interest. During the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007, the Predecessor recognized $0.1 million and $1.7 million, respectively, of capitalized interest. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). In all periods presented, we used the straight-line method of depreciation.

Property and equipment consisted of the following asset classes and the following general range of estimated useful lives (dollars, in thousands):

	Boise Inc.		General Range of Estimated Useful Lives in Years
	December 31
	2009	2008

Land and land improvements	$31,875	$31,875	17-20
Buildings and improvements	199,086	187,892	9-40
Machinery and equipment	1,176,494	1,113,572	3-20
Construction in progress	18,992	29,833	N/A

	1,426,447	1,363,172
Less accumulated depreciation	(220,768)	(100,362)	N/A

	$1,205,679	$1,262,810

Fiber Farms and Deposits

The consolidated financial statements include the cottonwood fiber farm operations in our Paper segment. Our cottonwood fiber farm has multiple locations near our mill in Wallula, Washington. They are short-rotation fiber farms that have a growing cycle averaging six to eight years.

Costs for activities related to the establishment of a new crop of trees, including planting, thinning, fertilization, pest control, herbicide application, irrigation, and land lease costs, are capitalized, while costs for administration, harvesting, insurance, and property taxes are expensed. The capitalized costs are accumulated by specifically identifiable farm or irrigation blocks. We charge capitalized costs, excluding land, to “Depreciation, amortization, and depletion” in the accompanying Consolidated Statements of Income (Loss) at the time the fiber is harvested based on actual accumulated costs associated with fiber cut.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2009 and 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately $76.4 million and $168.7 million, respectively. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. The obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals.

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

Intangible Assets

Our policy is to assess intangible assets with indefinite lives in the fourth quarter of each year, and immediately if an indicator of possible impairment exists, using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. “Other assets” in the Consolidated Balance Sheets include $4.1 million and $3.9 million of deferred software costs at December 31, 2009 and 2008, respectively. We amortized $1.4 million and $0.7 million, respectively, of deferred software costs for the years ended December 31, 2009 and 2008. For the Predecessor period of January 1 through February 21, 2008, and for the year ended December 31, 2007, amortization of deferred software costs totaled $0.1 million and $0.6 million, respectively.

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

Pension and Postretirement Benefits

Several estimates and assumptions are required to record pension and postretirement net periodic benefit cost and liabilities, including discount rate, return on assets, salary increases, and longevity and service lives of employees. Generally, we review and update these assumptions annually unless a plan curtailment or other event occurs requiring we update the estimates on an interim basis. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

Taxes Collected

We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statement of Income (Loss).

New and Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-12, Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (FASB ASC 820). This ASU allows investors to use net asset value (NAV) as a practical expedient to estimate fair value of investments in investment companies that do not have readily determinable fair values. The ASU also sets forth disclosure requirements for investments within its scope. We adopted ASU 2009-12 in December 2009, and the adoption did not have a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. This update provides amendments to FASB Accounting Standards Board (ASC) 820, Fair Value Measurements and Disclosure, for the fair value measurement of liabilities when a quoted price in an active market is not available. We adopted ASU 2009-05 on October 1, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASU 2009-01), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, approving the FASB Accounting Standards Codification (Codification), which states that the Codification is the exclusive authoritative reference for U.S.

generally accepted accounting principles (GAAP). The Codification does not change U.S. GAAP. We adopted ASU 2009-01 on September 15, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FASB ASC 810), which amends the consolidation guidance applicable to variable-interest entities (VIEs). This guidance requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We adopted this guidance on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets (FASB ASC 715). This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We have incorporated the required disclosures in this Form 10-K. The adoption affected our disclosures only and had no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FASB ASC 805), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 (FASB ASC 810). These new standards significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We adopted SFAS No. 141(R) and SFAS No 160 on January 1, 2009.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Subsequent Events

We have evaluated events and transactions subsequent to December 31, 2009, through February 25, 2010, the date these consolidated financial statements and notes were included in this Form 10-K and filed with the Securities and Exchange Commission (SEC). We have not identified any events that would require recognition or disclosure in the consolidated financial statements or in the notes to the financial statements.

3.    Alternative Fuel Mixture Credits, Net

The U.S. Internal Revenue Code allowed an excise tax credit for taxpayers using alternative fuels in the taxpayer’s trade or business. During the year ended December 31, 2009, we recorded $207.6 million in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income (Loss). As of December 31, 2009, we recorded a receivable of $56.6 million in “Receivables, Other” on our Consolidated Balance Sheet for alternative fuel mixture credits. The credits expired on December 31, 2009. We are reasonably assured that the credit for the alternative fuel mixture used by us through December 31, 2009, has been earned and will be collected from the U.S. government.

4.    Net Income (Loss) Per Common Share

For the years ended December 31, 2009 and 2008, and the period of February 1 (Inception) through December 31, 2007, when we had publicly traded shares outstanding, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net income (loss) per share is calculated as follows (dollars, in thousands, except per-share data):

	Boise Inc.
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007

Net income (loss)	$153,842	$(45,523)	$5,492

Weighted average number of common shares for basic net income (loss) per share	78,355	73,636	34,273
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a) (b)	—	—	—
Restricted stock and restricted stock units (c)	4,726	—	—

Weighted average number of shares for diluted net income (loss) per share	83,081	73,636	34,273

Net income (loss) per share
Basic	$1.96	$(0.62)	$0.16

Diluted (a) (b) (c)	$1.85	$(0.62)	$0.16

(a)	Warrants to purchase 44.4 million shares of common stock for the years ended December 31, 2009 and 2008, were not included in the computation of diluted net income (loss) per share because the exercise price exceeded the average market price of our common stock.

(b)	Warrants to purchase 44.4 million shares of common stock for the period of February 1 (Inception) through December 31, 2007, were not included in the computation of diluted net income per share because the warrants were contingently exercisable.

(c)	Restricted stock and restricted stock units for the year ended December 31, 2008, were not included in the computation of diluted net loss per share because inclusion of these amounts would be antidilutive.

5.    Transactions With Related Parties

Related-Party Sales

Boise Inc. and the Predecessor provided transportation services to Boise Cascade. For the years ended December 31, 2009 and 2008, Boise Inc. recorded $2.3 million and $3.4 million, respectively, of sales for transportation services. For the period of January 1 through February 21, 2008, and the year ended December 31, 2007, the Predecessor recorded $0.6 million and $5.0 million, respectively, of sales for transportation services to Boise Cascade.

The Predecessor sold $10.8 million and $75.3 million, respectively, of wood to Boise Cascade’s wood products business during the period of January 1 through February 21, 2008, and the year ended December 31, 2007. These sales are included in “Sales, Related parties” in the Consolidated

Statements of Income (Loss). Subsequent to the Acquisition, Louisiana Timber Procurement Company, L.L.C. (LTP), a variable-interest entity (VIE) that is 50% owned by Boise Inc. and 50% owned by Boise Cascade, began selling wood to Boise Cascade and Boise Inc. at prices designed to approximate market prices. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP, as we are the entity most closely associated with this VIE; therefore, we fully consolidate LTP in our financial statements. During the year ended December 31, 2009, we recorded $25.5 million of sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income (Loss) and approximately the same amount of expenses in “Materials, labor, and other operating expenses.” During the year ended December 31, 2008, we recorded $64.9 million of sales to Boise Cascade.

In connection with the Acquisition, we entered into a services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years and will expire on February 22, 2011. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the years ended December 31, 2009 and 2008, we recognized $15.0 million and $12.1 million, respectively, in “Sales, Related parties” and the same amounts in “Costs and expenses” in our Consolidated Statements of Income (Loss) related to this agreement.

During the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007, the Predecessor sold paper and paper products to OfficeMax Incorporated (OfficeMax) at sales prices that were designed to approximate market prices. Subsequent to the Acquisition, OfficeMax is no longer a related party. For additional information concerning related-party sales to OfficeMax during the Predecessor periods, see Note 18, Segment Information.

Related-Party Costs and Expenses

Boise Inc. and the Predecessor purchased fiber from related parties at prices that approximated market prices. For the years ended December 31, 2009 and 2008, Boise Inc. recorded $36.9 million and $54.6 million, respectively, of fiber purchases from related parties. During the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007, fiber purchases from related parties were $7.7 million and $39.4 million, respectively. Most of these purchases related to chip and log purchases from Boise Cascade’s wood products business. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss).

During the Predecessor periods, the Predecessor used services and administrative staff of Boise Cascade. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to the Predecessor were allocated based primarily on average sales, assets, and labor costs. These costs are included in “General and administrative expenses” in the Consolidated Statements of Income (Loss). The Predecessor believes the allocations are a reasonable reflection of its use of the services. However, had the Predecessor operated on a stand-alone basis, it estimates that its Corporate and Other segment would have reported approximately $2.5 million and $18.0 million, respectively, of segment expenses before interest, taxes, depreciation, and amortization for the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007.

During the Predecessor periods, some of the Predecessor’s employees participated in Boise Cascade’s noncontributory defined benefit pension and contributory defined contribution savings plans. The Predecessor treated its participants in the pension plans as participants in multiemployer plans. Accordingly, the Predecessor has not reflected any assets or liabilities related to the plans on the Consolidated Balance Sheet at December 31, 2007. The Predecessor, however, recorded costs associated with the employees who participated in these plans in the Consolidated Statements of Income (Loss). For the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007, the Statements of Income (Loss) included $3.9 million and $22.4 million, respectively, of expenses attributable to its participation in Boise Cascade’s defined benefit and defined contribution plans.

During the Predecessor periods presented, the Predecessor’s employees and former employees also participated in Boise Cascade’s other postretirement healthcare benefit plans. All of the Predecessor’s postretirement healthcare benefit plans were unfunded (see Note 14, Retirement and Benefit Plans). In addition, some of the Predecessor’s employees participated in equity compensation programs.

During the year ended December 31, 2008, we recorded $2.8 million of related-party interest expense in “Interest expense” in our Consolidated Statements of Income (Loss). This expense is related to the subordinated promissory note we issued to Boise Cascade in connection with the Acquisition. After the Acquisition, the note was transferred to parties unrelated to Boise Cascade or to us. Accordingly, we no longer record the note as a related-party note on our Consolidated Balance Sheet. At December 31, 2009 and 2008, we had zero and $66.6 million, respectively, recorded in “Notes payable” on our Consolidated Balance Sheets, as this note was repaid as part of our October 2009 debt restructuring. For additional information on the debt restructuring, see Note 12, Debt.

Predecessor

During the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007, the Predecessor participated in Boise Cascade’s centralized cash management system. Cash receipts attributable to the Predecessor’s operations were collected by Boise Cascade, and cash disbursements were funded by Boise Cascade. The net effect of these transactions has been reflected as “Net equity transactions with related parties” in the Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity. The following table includes the components of these related-party transactions (dollars, in thousands):

	Predecessor
	January 1 Through February 21, 2008	Year Ended December 31, 2007

Cash collections	$(354,222)	$(2,343,598)
Payment of accounts payable	336,605	2,094,226
Capital expenditures and acquisitions	10,168	141,801
Income taxes	217	1,990
Corporate general and administrative expense allocation	1,995	15,161

Net equity transactions with related parties	$(5,237)	$(90,420)

6.    Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (dollars, in thousands):

	Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007
Changes in supplemental pension plans	$—	$(2,914)	$—	$—
Changes in retiree healthcare programs	—	—	—	(4,367)
Sales of assets, net	514	—	(941)	(231)
Closure costs	—	—	—	119
Project costs	676	248	—	276
Other, net	2,815	(314)	(48)	61

	$4,005	$(2,980)	$(989)	$(4,142)

The year ended December 31, 2009, included $3.5 million of expense related to the indefinite idling of the #2 newsprint machine at our mill in DeRidder, Louisiana, which was recorded in our Packaging segment. These charges included severance costs, preservation and maintenance costs, and other miscellaneous costs related to the machine idling. The machine idling resulted in the termination of 17 salaried employees at the DeRidder mill, as well as 95 hourly employees, some of whom have filled other positions within the Company, while the remaining are on layoff status as of December 31, 2009. We employ approximately 425 employees at the mill after the machine idling. At December 31, 2009, we had $0.1 million of severance liabilities recorded in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheet. We expect to pay the remainder of these severance costs by first quarter 2010.

During the period of February 1 (Inception) through December 31, 2007, “Other (income) expense, net” was zero.

7.    Income Taxes

For the year ended December 31, 2009, our effective tax provision rate was 15.4%. The primary reason for the difference from the federal statutory income tax rate of 35.0% is the release of valuation allowances and the effect of state income taxes. We have released the valuation allowances recorded in the prior year because we expect to be able to utilize our deferred tax assets to offset deferred tax liabilities. For the year ended December 31, 2008, our effective tax benefit rate was 16.2%. The primary reason for the difference from the federal statutory income tax rate is the valuation allowance we recorded during 2008. The effective tax rate for the period of February 1 (Inception) through December 31, 2007, was 45.5%. The primary reason for the difference from the federal statutory income tax rate is the effect of state and local income taxes.

During the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007, the majority of the Predecessor businesses and assets were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. For the separate Predecessor subsidiaries that are taxed as corporations, the effective tax rates were 37.6% and 44.1%, respectively. During these periods, the primary reason for the difference in tax rates was the effect of state income taxes.

A reconciliation of the statutory U.S. federal tax benefit (provision) and the reported tax benefit (provision) is as follows (dollars, in thousands):

	Boise Inc.
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007

Income (loss) before income taxes	$181,852	$(54,295)	$10,082
Statutory U.S. income tax rate	35.0%	35.0%	34.0%

Statutory tax benefit (provision)	$(63,648)	$19,003	$(3,428)
State taxes	(7,432)	1,845	(1,162)
Nondeductible interest on applicable high-yield discount obligations	(594)	(1,167)	—
Valuation allowance	44,063	(10,884)	—
Other	(400)	(25)	—

Reported tax benefit (provision)	$(28,011)	$8,772	$(4,590)

Effective income tax benefit (provision) rate	(15.4%)	16.2%	(45.5%)

The income tax (provision) benefit shown in the Consolidated Statements of Income (Loss) includes the following (dollars, in thousands):

	Boise Inc.
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007
Current income tax (provision) benefit
Federal	$274	$(578)	$(2,913)
State	(563)	2	(1,762)
Foreign	(13)	(15)	—

Total current	(302)	(591)	(4,675)

Deferred income tax (provision) benefit
Federal	(21,282)	8,778	85
State	(6,427)	585	—
Foreign	—	—	—

Total deferred	(27,709)	9,363	85

Total (provision) benefit for income taxes	$(28,011)	$8,772	$(4,590)

During the year ended December 31, 2009, cash received for taxes, net of payments made, was $3.1 million. During the year ended December 31, 2008, cash paid for taxes, net of refunds received, was $1.4 million. During the period of February 1 (Inception) through December 31, 2007, we made $3.4 million of tax payments. During the Predecessor period of January 1 through February 21, 2008, cash paid for taxes, net of refunds received, was immaterial. Cash paid for taxes, net of refunds received, was $2.3 million during the Predecessor year ended December 31, 2007.

At December 31, 2009, we had federal net operating losses of $150.9 million, which expire in 2028 and 2029, with a tax value of $52.8 million. At December 31, 2009, we had state net operating loss carryovers, which expire between 2013 and 2029, with a tax value of $5.8 million.

The components of the net deferred tax liability/asset in the Consolidated Balance Sheets are as follows (dollars, in thousands):

	Boise Inc.
	December 31
	2009		2008
	Assets	Liabilities	Assets	Liabilities

Employee benefits	$61,863	$477	$73,241	$31
Property and equipment	—	132,413	—	48,989
Deferred financing costs	1,906	2,989	—	—
Intangible assets and other	224	13,522	395	13,576
Net operating loss	58,564	—	13,523	—
Alternative minimum tax	—	—	843	—
Reserves	4,011	—	5,528	—
Inventories	4,163	—	7,249	—
Deferred income	—	6,773	—	—
Unearned income	—	21,860	—	—
State income tax adjustments	2,344	213	—	—
Interest on applicable high-yield discount obligations	—	—	1,912	—
Other	3,168	1,788	2,280	1,901
Valuation allowance	—	—	(44,063)	—

	$136,243	$180,035	$60,908	$64,497

At December 31, 2009 and 2008, we had the following deferred tax balances on the Consolidated Balance Sheets (dollars, in thousands):

	Boise Inc.
	Years Ended December 31
	2009	2008

Current deferred tax assets (liabilities), net	$(11,539)	$5,318
Noncurrent deferred tax liabilities, net	(32,253)	(8,907)

Total deferred tax liabilities, net	$(43,792)	$(3,589)

Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. During the year ended December 31, 2009, we released $44.0 million of valuation allowances recorded during the year ended December 31, 2008. During the fourth quarter of 2009, we determined that it was more likely than not that our deferred tax assets would be realized because of current year income from continuing operations. Therefore, we recognized our entire valuation allowance as an income tax benefit from continuing operations. At December 31, 2008, we recorded $10.9 million of valuation allowances to income from continuing operations and $32.9 million and $0.3 million to “Accumulated other comprehensive income (loss)” on our Consolidated Statement of Stockholders’ Equity against our pension liability and cash flow hedges, respectively.

Pretax income (loss) from domestic and foreign sources is as follows (dollars, in thousands):

	Boise Inc.
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007

Domestic	$181,843	$(54,306)	$10,082
Foreign	9	11	—

Pretax income (loss)	$181,852	$(54,295)	$10,082

At December 31, 2009 and 2008, our foreign subsidiaries had no undistributed earnings that had been indefinitely reinvested.

Uncertain Income Tax Positions

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. For the year ended December 31, 2009, we increased the amount of our unrecognized tax benefit by $87.6 million, which was charged to income tax expense, as a result of excluding the alternative fuel mixture credits from income for tax purposes. If subsequently recognized, this unrecognized tax benefit would reduce our tax expense by $83.3 million. Exclusion of the alternative fuel mixture credits generated a deferred tax benefit of $82.9 million for the year ended December 31, 2009, (primarily a net operating loss carryforward).

A reconciliation of the unrecognized tax benefits is as follows (dollars, in thousands):

	2009	2008

Unrecognized tax benefits, beginning of year	$256	$235
Gross increases related to prior-period tax positions	11	21
Gross decrease related to prior-period tax positions	—	—
Gross increases related to current-period tax positions	87,571	—
Settlements	—	—

Unrecognized tax benefits, end of year	$87,838	$256

The unrecognized tax benefit net of federal benefit for state taxes is $83.3 million. We have determined that there is a filing position to exclude the alternative fuel mixture credits from taxable income. Accordingly, $82.9 million of the $83.3 million is recorded as a credit to our long-term deferred taxes to eliminate the benefit associated with the uncertain tax position. The remaining $0.4 million is recorded in “Other long-term liabilities” on our Consolidated Balance Sheet. Additional guidance may be issued by the IRS in the next 12 months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded. It is not reasonably possible to know to what extent the total amounts of unrecognized benefits will increase or decrease within the next 12 months.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statement of Income (Loss). Interest expense related to uncertain tax positions was immaterial for both of the years ended December 31, 2009 and 2008, and also for the Predecessor year ended December 31, 2007. We did not record any penalties associated with our uncertain tax positions during the years ended December 31, 2009 and 2008, or during the Predecessor year ended December 31, 2007.

We file federal income tax returns in the U.S. and various state income tax returns in the major state jurisdictions of Alabama, Idaho, California, Georgia, Louisiana, Minnesota, and Oregon. In the normal course of business, we are subject to examination by taxing authorities. Boise Inc.’s open tax years are 2009, 2008, and 2007.

As part of the purchase price of the Acquisition, we acquired two corporate entities. These corporations are wholly owned, consolidated entities of Boise Inc. These entities are subject to audit by taxing authorities for the year 2006 and the years that follow. The statute of limitations for 2005 expired this year. We are responsible for any tax adjustments resulting from such audits. One of these entities, Boise Cascade Transportation Holdings Corp., has completed an examination for the 2006 tax year without any proposed adjustments.

8.    Leases

We lease our distribution centers, as well as other property and equipment, under operating leases. During the Predecessor periods presented, the Predecessor leased its distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense and sublease income for operating leases were as follows (dollars, in thousands):

	Boise Inc.			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007

Rental expense	$16,357	$13,523	$—	$2,044	$13,314
Sublease rental income	—	—	—	—	5

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $12.4 million in 2010, $11.7 million in 2011, $10.8 million in 2012, $8.3 million in 2013, $6.9 million in 2014, and $6.6 million in 2015, with total payments thereafter of $12.5 million. We do not expect sublease rental income in the future to be material. Accordingly, our future minimum lease payment requirements have not been reduced by sublease rental income.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging six years, with fixed payment terms similar to those in the original lease agreements.

9.    Concentrations of Risk

Business

Sales to OfficeMax represent a concentration in the volume of business transacted and revenue generated from these transactions. Sales to OfficeMax were $545.4 million and $494.6 million during the years ended December 31, 2009 and 2008, representing 28% and 24% of total sales for those periods. For the period of January 1 through February 21, 2008, and the year ended December 31, 2007, the Predecessor’s sales to OfficeMax were $90.1 million and $615.7 million, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). During the Predecessor periods, sales to OfficeMax represented 25% and 26% of sales. At December 31, 2009 and 2008, we had $34.7 million and $30.3 million, respectively, of accounts receivable due from OfficeMax. No other single customer accounted for 10% or more of consolidated trade sales or of total sales.

Labor

As of December 31, 2010, we had approximately 4,100 employees. Approximately 60% of these employees work pursuant to collective bargaining agreements. As of December 31, 2009, approximately 33% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; Jackson, Alabama; St. Helens, Oregon; and Nampa, Idaho. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW) expired in March 2009 and was terminated by the AWPPW on October 31, 2009. In early February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously. On February 22, 2010, the company declared an impasse in the bargaining process and implemented the terms of the last contract offer.

10.    Intangible Assets

Intangible assets represent primarily the values assigned to trademarks and trade names, customer relationships, and technology in connection with the Acquisition. Customer relationships are amortized over approximately ten years, and technology is amortized over five years. Trademarks and trade names are not amortized. During the years ended December 31, 2009 and 2008, intangible asset amortization was $2.8 million and $2.3 million, respectively. During the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007, intangible asset amortization was zero and $3.5 million, respectively. Our estimated amortization expense is $2.8 million in both 2010 and 2011, $2.7 million in 2012, $1.6 million in 2013, and $1.4 million in both 2014 and 2015. The gross carrying amount, accumulated amortization, and net carrying amount as of December 31, 2009 and 2008, were as follows (dollars, in thousands):

	Boise Inc.
	Year Ended December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(2,512)	11,188
Technology and other	6,895	(2,525)	4,370

	$37,395	$(5,037)	$32,358

	Boise Inc.
	Year Ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(1,142)	12,558
Technology and other	6,860	(1,143)	5,717

	$37,360	$(2,285)	$35,075

We did not have any triggering events during 2009; therefore, we performed our annual impairment assessment for our indefinite-lived assets for all of our segments during fourth quarter

2009. Based on the results of our testing, we have concluded that our indefinite-lived intangible assets were not impaired. We have also performed an undiscounted cash flow analysis as of fourth quarter 2009 and determined that the value of our long-lived assets was not impaired. We also evaluated the remaining useful lives of our customer relationships and technology and determined that no adjustments to the useful lives were necessary.

11.    Asset Retirement Obligations

We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Occasionally, we become aware of events or circumstances that require us to revise our future estimated cash flows. When revisions become necessary, we recalculate our obligation and adjust our asset and liability accounts utilizing appropriate discount rates. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

At December 31, 2009 and 2008, we had $10.4 million and $14.3 million, respectively, of asset retirement obligations recorded on the Consolidated Balance Sheet. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. During 2009, our estimated future cash flows for retirement obligations relating to items at two of our mills were reduced as a result of discussions with third-party organizations. These changes reduced our expected asset retirement obligations. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for the years ended December 31, 2009 and 2008 (dollars, in thousands):

	Boise Inc.
	December 31, 2009	December 31, 2008

Asset retirement obligation at beginning of period	$14,283	$—

Asset retirement liability recorded in the purchase price allocation	—	13,655
Liabilities incurred	—	58
Accretion expense	1,165	921
Payments	(122)	(542)
Revisions in estimated cash flows	(4,964)	191

Asset retirement obligation at end of period	$10,362	$14,283

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

12.    Debt

At December 31, 2009 and 2008, our long-term debt and the interest rates on that debt were as follows (dollars, in thousands):

	December 31, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$60,000	4.33%
Tranche A term loan, due 2013	203,706	3.25%	245,313	4.75%
Tranche B term loan, due 2014	312,221	5.75%	471,437	5.75%
Second lien term loan, due 2015	—	—%	260,700	9.25%
9% Senior notes, due 2017	300,000	9.00%	—	—%
Current portion of long-term debt	(30,711)	3.97%	(25,822)	5.33%

Long-term debt, less current portion	785,216	6.41%	1,011,628	6.34%
Current portion of long-term debt	30,711	3.97%	25,822	5.33%

	815,927	6.32%	1,037,450	6.31%
15.75% notes payable, due 2015	—	—%	66,606	15.75%

	$815,927		$1,104,056

As of December 31, 2009, our debt consisted of the following:

•

The Revolving Credit Facility: A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus an applicable margin, which is currently 300 basis points, or a calculated base rate plus an applicable margin, which is currently 200 basis points (collectively with the Tranche A term loan facility and the Tranche B term loan facility, the Credit Facilities).

•

The Tranche A Term Loan Facility: A five-year loan facility with interest at LIBOR plus an applicable margin, which is currently 300 basis points, or a calculated base rate plus an applicable margin, which is currently 200 basis points. The Tranche A term loan facility was originally issued at $250.0 million.

•

The Tranche B Term Loan Facility: A six-year amortizing loan facility with interest at LIBOR (subject to a floor of 4%) plus 350 basis points or a calculated base rate plus 250 basis points. The Tranche B term loan facility was originally issued at $475.0 million.

•	The 9% Senior Notes: An eight-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 9%.

The Credit Facilities are secured by a first-priority lien on all of the assets of our subsidiaries that guarantee or are borrowers, and in the event of default, the lenders generally would be entitled to seize the collateral. All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a calculated base rate or adjusted Eurodollar rate. The calculated base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. The adjusted Eurodollar rate means LIBOR rounded to the nearest 1/16 of 1.0% and adjusted for any applicable reserve requirements. In addition to paying interest, the Company pays a commitment fee to the lenders under the revolving credit facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the revolving credit facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. The Company also pays letter of credit fees of 300 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

At December 31, 2009 and 2008, we had zero and $60.0 million, respectively, of borrowings outstanding under the revolving credit facility. For the years ended December 31, 2009 and 2008, the average interest rates for our borrowings under our revolving credit facility were 3.7% and 6.0%, respectively. The minimum and maximum borrowings under the revolving credit facility were zero and $60.0 million for the year ended December 31, 2009. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $80.0 million for the year ended December 31, 2008. The weighted average amount of borrowings outstanding under the revolving credit facility during the year ended December 31, 2009, was $8.5 million. The weighted average amount of borrowings outstanding under the revolving credit facility during the year ended December 31, 2008, was $57.6 million. At December 31, 2009, we had availability of $227.8 million, which is net of outstanding letters of credit of $22.2 million.

Debt Restructuring

On October 26, 2009, Boise Paper Holdings, L.L.C. (Boise Paper Holdings) and Boise Finance Company (together, the Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 9% senior notes due on November 1, 2017 (the 9% Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 9% Senior Notes pay interest semiannually in arrears on May 1 and November 1, commencing on May 1, 2010.

Following the sale of the 9% Senior Notes, the Issuers used the net proceeds of the sale, as well as cash on hand, to retire a portion of the existing term loan indebtedness under Boise Paper Holdings’ Credit Facilities pursuant to the amendments of our Credit Facilities (Credit Agreement Amendments). The Credit Agreement Amendments became effective October 26, 2009, at which time Boise Paper Holdings repaid approximately $75 million of outstanding secured debt under its first lien term loan. In addition, pursuant to the Credit Agreement Amendments, Boise Paper Holdings used proceeds of the issuance to repurchase, in its entirety, the indebtedness outstanding under its second lien term loan. In consideration of the repurchase of indebtedness under the second lien term loan, Boise Paper Holdings paid a premium of 113% to the lender parties, plus accrued and unpaid interest. Upon the repurchase of all of the indebtedness outstanding under the second lien term loan, such debt was canceled and the second lien credit agreement was terminated.

On October 26, 2009, we also used cash on hand to repurchase, in its entirety, our outstanding 15.75% note payable due in 2015. Boise Inc. purchased the note payable at a purchase price of 70% of the outstanding value of the note payable, plus accrued and unpaid interest. Following the purchase of the note payable, the note was canceled.

The issuance of the 9% Senior Notes and the repurchase of our second lien term loan represented a substantial modification to our debt structure. Therefore, we wrote off the unamortized deferred financing fees for the second lien and recognized various other costs and fees incurred in connection with these transactions in our Consolidated Statements of Income (Loss). We also recorded $13.2 million of deferred financing costs related to the debt restructuring. In addition, in December 2009, we made a voluntary prepayment of $100 million on our Tranche B term loan at 101%. We recognized $44.1 million in “Loss on extinguishment of debt,” which consisted of the following (dollars, in thousands):

Write-off of second lien deferred financing fees	$27,067
Premium paid to second lien holders	33,891
Gain on repurchase of notes payable	(22,682)
Other costs and fees	5,826

$44,102

In connection with the issuance of the 9% Senior Notes, the Issuers and BZ Intermediate Holdings LLC, (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 9% Senior Notes Guarantors) entered into the Registration Rights Agreement, dated as of October 26, 2009 (the Registration Rights Agreement). The Registration Rights Agreement requires the Company to register under the Securities Act the 9% Senior Notes due in 2017 (the Exchange Notes) having substantially identical terms to the 9% Senior Notes and to complete an exchange of the privately placed 9% Senior Notes for the publicly registered Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 9% Senior Notes. If the Issuers fail to satisfy these obligations by October 26, 2010, the Issuers will pay additional interest up to 1% per annum to holders of the 9% Senior Notes.

The 9% Senior Notes are senior unsecured obligations and rank equally with all of the Issuers’ present and future senior indebtedness, senior to all of their future subordinated indebtedness, and effectively subordinated to all present and future senior secured indebtedness of the Issuers (including all borrowings with respect to the Credit Facilities to the extent of the value of the assets securing such indebtedness).

Covenants

The Credit Facilities require Holdings and its subsidiaries to maintain financial covenant ratios. In connection with the October 2009 debt restructuring, we also entered into the Credit Agreement Amendments that modified our financial covenants under the Credit Facilities. The financial covenant modifications limit our total leverage ratio to 4.75:1.00, stepping down to 4.50:1.00 at September 30, 2011. We have a new secured leverage ratio of 3.25:1.00, stepping down to 3.00:1.00 at September 30, 2011. The total leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total net debt as defined in our Credit Facilities debt agreement as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. The Credit Facilities secured leverage ratio is defined in our First Amendment to our loan agreement as the ratio as of the last day of any fiscal quarter of (i) consolidated first lien secured total net debt as defined in our credit agreement amendments as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year.

The 9% Senior Notes indenture contains covenants which, subject to certain exceptions, limit the ability of the Issuers and the 9% Senior Notes Guarantors to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates, and create liens on assets of the Issuers or 9% Senior Notes Guarantors. Upon a change of control, the Issuers must offer to repurchase the 9% Senior Notes at 101% of the principal amount, plus accrued and unpaid interest. If the Issuers sell certain assets and the Issuers do not use the proceeds from such sale for specified purposes, they must offer to repurchase the 9% Senior Notes at 100% of the principal amount, plus accrued and unpaid interest.

Guarantees

The Company’s obligations under its Credit Facilities are guaranteed by each of Boise Paper Holdings’ existing and subsequently acquired domestic subsidiaries (collectively, the Credit Facility Guarantors). The Credit Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Boise Paper Holdings and the Credit Facility Guarantors, including 100% of the equity interests of Boise Paper Holdings and each domestic subsidiary of Boise Paper Holdings, 65% of the equity interests of each of Boise Paper Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) during any fiscal year of Boise Paper Holdings), and all intercompany debt.

The 9% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by Holdings and each existing and future subsidiary of Holdings (other than the Issuers). The 9% Senior Notes guarantors do not include Louisiana Timber Procurement Company, L.L.C., or foreign subsidiaries.

Prepayments

We may redeem all or a portion of the 9% Senior Notes at any time on or after November 1, 2013, at a premium decreasing to zero by November 1, 2015, plus accrued and unpaid interest. In addition, prior to November 1, 2012, the Issuers may redeem up to 35% of the aggregate principal amount of the 9% Senior Notes at a redemption price of 109% of the principal amount thereof with the net proceeds of one or more qualified equity offerings.

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of December 31, 2009, required debt principal repayments under the Credit Facilities, including those from excess cash flows, total $30.7 million in 2010. Of this amount, $16.1 million is from our scheduled repayments, and $14.6 million relates to excess cash flows. Our debt principal repayment requirements are $48.3 million in 2011, $134.3 million in 2012, $13.0 million in 2013, $289.6 million in 2014, and $300.0 million thereafter.

Other

At December 31, 2009 and 2008, we had $47.4 million and $72.6 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. As noted above, we canceled the second lien with the proceeds from the debt restructuring, and as a result, we expensed approximately $27.1 million of deferred financing costs. We recorded this charge in “Loss on extinguishment of debt” in our Consolidated Statement of Income (Loss). In addition, the $13.2 million of financing costs related to the debt restructuring is included, net of amortization, in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $11.3 million and $9.3 million of amortization expense for the years ended December 31, 2009 and 2008, in “Interest expense” in our Consolidated Statements of Income (Loss).

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the first and second lien facilities. At December 31, 2009, we had $515.9 million of variable-rate debt outstanding, all of which was hedged using interest rate derivatives. At December 31, 2009, our average effective interest rate was not affected by our interest rate derivatives, as the effective cap rates were above the interest rates on the hedged debt. For additional information on our interest rate derivatives, see Note 13, Financial Instruments.

For the years ended December 31, 2009 and 2008, cash payments for interest, net of interest capitalized, were $56.9 million and $72.8 million, respectively. No payments were made during the period of February 1 (Inception) through December 31, 2007, the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007.

13.    Financial Instruments

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates.

Interest Rate Risk — Debt

With the exception of the 9% Senior Notes maturing in November 2017, our debt is variable-rate debt. At December 31, 2009, the estimated value of the 9% Senior Notes, based on then-current interest rates for similar obligations with like maturities, was approximately $14.6 million more than the amount recorded on our Consolidated Balance Sheet. At December 31, 2009, the estimated value of our variable-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $32.5 million less than the amount recorded on our Consolidated Balance Sheet. The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities.

In April 2008, we entered into interest rate derivative instruments to hedge a portion of our interest rate risk as required under the terms of the Credit Facilities. At December 31, 2009, we had $515.9 million of variable-rate debt outstanding, all of which was hedged using interest rate derivatives. We purchased interest rate caps with a term of three years and a cap rate of 5.50% on a notional amount of $260.0 million to hedge the interest rate on our second lien facility. These interest rate caps remain in place. We also purchased interest rate caps to hedge part of the interest rate risk on our Tranche B term loan facility with a LIBOR cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011.

Credit Facilities.    Effective December 31, 2008, we began utilizing the calculated base rate plus 250 basis points on the Tranche B term loan facility rather than the LIBOR plus 350 basis points (subject to a floor of 4%) used prior to December 31, 2008. As the interest rate on this debt no longer matched the rate on the interest rate derivatives used to hedge a portion of that debt, we account for them as economic hedges. The amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet will be amortized to interest expense over the remaining life of the interest rate derivatives. Changes in the fair value of these derivatives will be recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss).

These derivatives have a cap rate of 5.00% on a notional amount of $425.0 million for the period of April 21, 2008, through March 31, 2009; a notional amount of $350.0 million for the period of March 31, 2009, through March 31, 2010; and a notional amount of $300.0 million for the period of March 31, 2010, through March 31, 2011. At December 31, 2009 and 2008, we recorded the fair value of the interest rate derivatives, or $0.1 million and $0.2 million, respectively, in “Other assets” on our Consolidated Balance Sheet. During the year ended December 31, 2009, we recorded the charge in fair value of these derivatives, or a $0.4 million gain, in “Changes in fair value of interest rate derivatives” in our Consolidated Statement of Income (Loss). During the year ended December 31, 2008, we recorded the change in fair value of these derivatives, or a $0.8 million loss, in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. No amounts were reclassified to interest expense. During the years ended December 31, 2009 and 2008, we recorded $0.5 million and $0.4 million, respectively, in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives. At December 31, 2008, there was no ineffectiveness related to these hedges.

Second Lien Facility.    We account for the interest rate derivatives with a notional amount of $260.0 million that hedged our exposure to interest rate fluctuations on our second lien facility as economic hedges. At December 31, 2009 and 2008, we recorded the fair value of the interest rate derivatives, or $0.1 million, in “Other assets” on our Consolidated Balance Sheet. During the years ended December 31, 2009 and 2008, we recorded the change in fair value of these derivatives, or $0.2 million and $0.5 million, respectively, of expense, in “Change in fair value of interest rate derivatives” in our Consolidated Statement of Income (Loss). During each year ended December 31, 2009 and 2008, we recorded $0.2 million in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives.

Interest Rate Risk — Investments

Our exposure to market risk for changes in interest rates also relates to our cash, cash equivalents, and short-term investments. As of December 31, 2009, our cash, cash equivalents, and short-term investments consisted primarily of funds invested in money market accounts and certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). As the interest rates on a significant portion of our cash, cash equivalents, and short-term investments are variable, a change in interest rates earned would affect interest income along with cash flows but would not have a significant impact on the fair market value of the related underlying instruments.

The components of cash, cash equivalents, and short-term investments as of and for the year ended December 31, 2009, are as follows (dollars, in thousands):

	Year Ended December 31, 2009
	Cost Basis	Accrued Interest	Unrealized Gains (Losses)	Recorded Basis	Cash and Cash Equivalents	Short-Term Investments

Cash	$4,268	$—	$—	$4,268	$4,268	$—
Money market accounts	65,125	—	—	65,125	65,125	—
Certificates of deposit	10,000	28	(5)	10,023	—	10,023

Total	$79,393	$28	$(5)	$79,416	$69,393	$10,023

At December 31, 2009, net unrealized losses of $5,000 are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. During the year ended December 31, 2009, $11.6 million of certificates of deposit matured, all of which we subsequently reinvested. At December 31, 2009, we did not have any investments in individual securities that had been in a continual unrealized loss position for more than 12 months. The unrealized losses at December 31, 2009, represent a temporary condition due to the high quality of the investment securities, and we expect to recover the par value of these investments.

At December 31, 2008, we had $22.5 million in cash and cash equivalents, consisting of $7.2 million in cash and $15.3 million in money market accounts. We did not have any short-term investments as of or during the year ended December 31, 2008.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2009, we had entered into derivative instruments related to approximately 50% of our forecasted natural gas purchases for the period of January 2010 through October 2010, approximately 16% of our forecasted natural gas purchases from November 2010 through March 2011, and approximately 6% of our forecasted natural gas purchases from April 2011 through October 2011. These derivatives include three-way collars and call spreads.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. This strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following tables summarize our position related to these instruments as of December 31, 2009 (in millions of British thermal units, or mmBtu, per day):

	Three-Way Collars
	January 2010 Through March 2010

Volume hedged	6,000	8,500	4,000

Strike price of call sold	$12.00	$12.00	$11.00
Strike price of call bought	9.00	9.00	8.00
Strike price of put sold	6.50	5.35	4.60
Three-way collar premium	0.17	—	—

Approximate percent hedged	16%	23%	11%

	Three-Way Collars
	April 2010 Through October 2010		November 2010 Through March 2011	April 2011 Through October 2011

Volume hedged	5,500	9,500	4,000	1,000

Strike price of call sold	$12.00	$11.00	$11.00	$11.00
Strike price of call bought	9.00	8.00	8.00	8.00
Strike price of put sold	5.90	5.03	5.66	5.33
Three-way collar premium	—	—	—	—

Approximate percent hedged	18%	32%	11%	3%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price less the difference between the purchased call and the written call strike price plus any applicable net premium associated with the two options. The following tables summarize our position related to these instruments as of December 31, 2009 (in mmBtu per day):

	Call Spreads
	November 2010 Through March 2011	April 2011 Through October 2011

Volume hedged	2,000	1,000

Strike price of call sold	$11.00	$11.00
Strike price of call bought	8.00	8.00
Net cap premium	0.54	0.40

Approximate percent hedged	5%	3%

We have elected to account for these instruments as economic hedges. At December 31, 2009 and 2008, we recorded the fair value of the derivatives, or $1.4 million and $7.3 million, respectively, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the years ended

December 31, 2009 and 2008, we recorded the change in fair value of the instruments, or a $5.9 million gain and a $7.4 million loss, respectively, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of December 31, 2009 and 2008.

Predecessor

During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

Fair Value Measurements

We record our financial assets and liabilities, which consist of cash equivalents, short-term investments, and derivative financial instruments that are used to hedge exposures to interest rate and energy risks, at fair value. The fair value hierarchy under U.S. GAAP gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices and third-party valuations utilizing underlying asset assumptions (Level 3). We enter into these hedges with large financial institutions, and we monitor their credit ratings to determine if any adjustments to fair value need to be made. No such adjustments were made in any period presented.

At December 31, 2009, fair value for these financial instruments was determined based on applicable interest rates, such as LIBOR, interest rate curves, and NYMEX price quotations under the terms of the contracts, using current market information as of the reporting date. The following table provides a summary of our assets and liabilities measured at fair value on a recurring basis and the inputs used to develop these estimated fair values under the fair value hierarchy discussed above (dollars, in thousands):

	Fair Value Measurements at December 31, 2009, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market accounts (a)	$65,125	$65,125	$—	$—
Certificates of deposit (b)	10,023	10,023	—	—
Interest rate derivatives (c)	163	—	163	—

	$75,311	$75,148	$163	$—

Liabilities:
Energy derivatives (d)	$1,447	$—	$1,447	$—

	$1,447	$—	$1,447	$—

	Fair Value Measurements at December 31, 2008, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Interest rate derivatives (c)	$341	$—	$341	$—

	$341	$—	$341	$—

Liabilities:
Energy derivatives (d)	$7,324	$—	$7,324	$—

	$7,324	$—	$7,324	$—

(a)	Recorded in “Cash and cash equivalents” on our Consolidated Balance Sheet.

(b)	Recorded in “Short-term investments” on our Consolidated Balance Sheet.

(c)	Recorded in “Other assets” on our Consolidated Balance Sheet.

(d)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

As of December 31, 2009 and 2008, we did not have any fair value measurements using significant unobservable inputs (Level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments (dollars, in thousands)

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$163	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	1,447

Total derivatives designated as economic hedging instruments		$163		$1,447

Total derivatives		$163		$1,447

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as cash flow hedging instruments (b)
Interest rate contracts	Other assets	$250	Accrued liabilities	$—

Total derivatives designated as cash flow hedging instruments		$250		$—

Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$91	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	7,324

Total derivatives designated as economic hedging instruments		$91		$7,324

Total derivatives		$341		$7,324

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Year Ended December 31, 2009
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$338	Interest rate contracts	Change in fair value of interest rate derivatives	$568

				Natural gas contracts	Materials, labor, and other operating expenses	5,877

	$—		$338			$6,445

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Year Ended December 31, 2008
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$(760)	Interest income/expense	$—	Interest rate contracts	Change in fair value of interest rate derivatives	$(479)

				Natural gas contracts	Materials, labor, and other operating expenses	(7,445)

	$(760)		$—			$(7,924)

(a)	See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

(b)	As of January 1, 2009, we no longer have interest rate derivatives designated as cash flow hedges. The amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet are being amortized to interest over the remaining life of the interest rate derivatives. During the year ended December 31, 2009, these derivatives were accounted for as economic hedges.

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

Defined Benefit Plans

Some of our employees participate in noncontributory defined benefit pension plans that were either transferred to us or spun off from Boise Cascade. The salaried defined benefit pension plan is available only to employees who were formerly employed by OfficeMax (known at the time as Boise

Cascade Corporation) before November 2003. The pension benefit for salaried employees is based primarily on the employees’ years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. The Predecessor treated participants in these plans as participants in multiemployer plans. Accordingly, the Predecessor did not reflect any assets or liabilities related to the noncontributory defined benefit pension plans on its Consolidated Balance Sheet. The Predecessor did, however, record costs associated with the employees who participated in these plans in its Consolidated Statements of Income (Loss). Expenses attributable to participation in noncontributory defined benefit plans for the years ended December 31, 2009 and 2008, and the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007, were $8.7 million, $8.3 million, $1.8 million, and $13.1 million, respectively.

In December 2008, we amended our defined benefit pension plan for salaried employees (Salaried Plan). This amendment freezes the accumulation of benefits and years of service for participants of the Salaried Plan effective April 15, 2009. This amendment also freezes benefits in the Boise Inc. Supplemental Plan (SUPP) and the Boise Inc. Supplemental Early Retirement Plan for Executive Officers (SERP). Because the Salaried Plan has unrecognized losses, the curtailment gain associated with this amendment was applied to partially offset those losses. However, we have recognized a $2.9 million gain on our SUPP and SERP plans because the curtailment gain exceeded our existing unrecognized losses. This gain is recognized in “Other (income) expense, net” in our Consolidated Statements of Income (Loss) for the year ended December 31, 2008.

Defined Contribution Plans

Some of our employees participate in contributory defined contribution savings plans, which covered most of our salaried and hourly employees. Expenses related to matching contributions attributable to participation in contributory defined contribution savings plans for the years ended December 31, 2009 and 2008, and the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007, were $10.0 million, $8.4 million, $2.1 million, and $9.3 million, respectively. Salaried employees hired after October 31, 2003, who are otherwise eligible to participate in these plans are eligible for additional discretionary company matching contributions based on a percentage approved each plan year. Beginning April 16, 2009, the company contributions for eligible salaried employees consisted of a nondiscretionary, nonmatching base contribution of 3% of eligible compensation plus a matching contribution. In addition, the Company may make additional discretionary nonmatching contributions each year. The company contribution structure for hourly employees varies.

Deferred Compensation Plans

Some of our employees participate in deferred compensation plans, in which key managers and nonaffiliated directors may irrevocably elect to defer a portion of their base salary and bonus or director’s fees until termination of employment or beyond. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s composite average of yields on corporate bonds. In addition, participants other than directors may elect to receive their company contributions in the deferred compensation plan in lieu of any company contribution in the contributory defined contribution savings plan. The deferred compensation plans are unfunded; therefore, benefits are paid from general assets of the Company. At December 31, 2009 and 2008, we had $0.9 million and $0.6 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheet.

Postretirement Benefit Plans

Some of our and the Predecessor’s employees participated in Boise Cascade’s postretirement healthcare benefit plans. The type of retiree healthcare benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of the postretirement healthcare plans are unfunded. In 2007 and 2006, the Predecessor communicated to employees changes to the retiree healthcare programs. The Predecessor discontinued healthcare coverage for most of the post-65 retirees. In addition, the Predecessor eliminated the company subsidy for some of the pre-65 hourly retirees. This change shifts retiree medical costs to the plan participants. As a result of this change, the Predecessor recorded a $4.4 million gain in the Consolidated Statement of Income (Loss) for the year ended December 31, 2007. The postretirement benefit plans have a December 31 measurement date.

Obligations and Funded Status of Postretirement Benefits and Pensions

The following table, which includes only company-sponsored plans, reconciles the beginning (February 22, 2008, for 2008 plan year) and ending balances of our benefit obligation. It also shows the fair value of plan assets and aggregate funded status of our plans. The funded status changes from year to year based on the investment return from plan assets, contributions, and benefit payments and the discount rate used to measure the liability (dollars, in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year (February 22, 2008, for 2008 plan year)	$396,692	$379,390	$2,490	$2,723
Service cost	6,891	9,226	4	3
Interest cost	24,314	20,881	47	98
Amendments	145	364	—	(77)
Actuarial (gain) loss	9,138	31,715	(1,725)	—
Closure and curtailment gain	—	(37,473)	—	—
Benefits paid	(13,218)	(7,411)	(44)	(257)

Benefit obligation at end of year	$423,962	$396,692	$772	$2,490

Change in plan assets
Fair value of plan assets at beginning of year (February 22, 2008, for 2008 plan year)	$248,084	$323,640	$—	$—
Actual return on plan assets	54,358	(68,210)	—	—
Employer contributions	12,298	65	—	—
Benefits paid	(13,218)	(7,411)	—	—

Fair value of plan assets at end of year	$301,522	$248,084	$—	$—

Over (under) funded status	$(122,440)	$(148,608)	$(772)	$(2,490)

Amounts recognized on our Consolidated Balance Sheet
Current liabilities	$(143)	$(1,317)	$(182)	$(670)
Noncurrent liabilities	(122,297)	(147,291)	(590)	(1,820)

Net amount recognized	$(122,440)	$(148,608)	$(772)	$(2,490)

Amounts recognized in Accumulated Other Comprehensive (Income) Loss (pretax) in our Consolidated Statement of Stockholders’ Equity consist of (dollars, in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Net (gain) loss	$62,334	$84,600	$(413)	$(42)
Prior service cost	473	364	—	—

Net amount recognized	$62,807	$84,964	$(413)	$(42)

The accumulated benefit obligation for all defined benefit pension plans was $423.8 million and $393.2 million as of December 31, 2009 and 2008. All of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) are as follows (dollars, in thousands):

	Pension Benefits				Other Benefits
	Boise Inc.		Predecessor		Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007

Service cost	$6,891	$9,226	$1,566	$12,103	$4	$3	$—	$75
Interest cost	24,314	20,881	3,458	22,718	47	98	18	230
Expected return on plan assets	(23,269)	(20,398)	(3,452)	(23,173)	—	—	—	—
Amortization of actuarial (gain) loss	315	—	(21)	271	(1,344)	—	(12)	(34)
Amortization of prior service costs and other	36	—	194	1,190	—	—	—	—
Plan settlement curtailment (gain) loss	—	(1,749)	—	(46)	—	—	—	—

Company-sponsored plans	8,287	7,960	1,745	13,063	(1,293)	101	6	271
Multiemployer plans	382	327	75	—	—	—	—	—

Net periodic benefit costs	$8,669	$8,287	$1,820	$13,063	$(1,293)	$101	$6	$271

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	$(21,951)	$84,600	$—	$—	$(1,715)	$(42)	$—	$—
Prior service cost	145	364	—	—	—	—	—	—
Amortization of actuarial gain (loss)	(315)	—	—	—	—	—	—	—
Amortization of prior service cost	(36)	—	—	—	1,344	—	—	—

Total recognized in other compre-hensive (income) loss	(22,157)	84,964	—	—	(371)	(42)	—	—

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(13,488)	$93,251	$1,820	$13,063	$(1,664)	$59	$6	$271

In 2010, we estimate net periodic pension expense will be $10.2 million. The 2010 net periodic pension expense will include $1.8 million of net loss and $0.1 million of prior service cost that will be amortized from “Accumulated other comprehensive income (loss)” on our Consolidated Statement of Stockholders’ Equity.

Assumptions

The assumptions used in accounting for the plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefits obligation:

	Pension Benefits			Other Benefits
	December 31, 2009	December 31, 2008	February 22, 2008	December 31, 2009	December 31, 2008	February 22, 2008
Weighted average
Discount rate	6.10%	6.20%	6.50%	4.60%	5.70%	5.50%
Rate of compensation increase	—%	4.25%	4.25%	—%	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits				Other Benefits
	Boise Inc.		Predecessor		Boise Inc.		Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1 Through February 21, 2008	Year Ended December 31, 2007
Weighted average assumptions as of the last day in the presented period
Discount rate	6.20%	6.50%	6.40%	5.90%	5.70%	5.70%	5.50%	5.75%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.25%	—%	—%	—%	—%
Rate of compensation Increase	—%	4.25%	4.25%	4.25%	—%	—%	—%	—%

Discount Rate Assumption.    In all periods presented, the discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The Aa-graded bonds included in the yield curve reflect anticipated investments that would be made to match the expected monthly benefit payments over time and do not include all Aa-graded corporate bonds. The plan’s projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption.    The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2010 net periodic benefit cost is 7.25%. In 2009, plan assets performed well above the long-term return assumption.

Rate of Compensation Increases.    Salaried pension benefits are frozen, so the compensation increase assumption is not applicable. Negotiated compensation increases are reflected in the projected benefit obligation for certain hourly employees with salary-related benefits. Historically, this assumption reflected long-term actual experience, the near-term outlook, and assumed inflation.

The following table presents our assumed healthcare cost trend rates at December 31, 2009 and 2008:

	2009	2008
Weighted average assumptions:
Healthcare cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.50%	5.00%

Year that the rate reaches the ultimate trend rate	2025	2017

Assumed healthcare cost trend rates affect the amounts reported for the healthcare plans. At December 31, 2009, a one-percentage-point change in our assumed healthcare cost trend rate would not significantly affect our total service or interest costs or our postretirement benefit obligation.

Investment Policies and Strategies

At December 31, 2009, 52% of our pension plan assets were invested in equity securities, and 48% were invested in fixed-income securities. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments in order to achieve broad diversification in a cost-effective manner. At December 31, 2009, our investment policy governing our relationship with Russell allocated 48% to long-duration fixed-income securities, 33% to large-capitalization U.S. equity securities, 12% to international equity securities, and 7% to small- and mid-capitalization U.S. equity securities. Our arrangement with Russell requires monthly rebalancing to the policy targets noted above.

Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk, all of which are subject to change. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term, and such changes could materially affect the reported amounts.

Fair Value Measurements of Plan Assets

The defined benefit plans hold an interest in the Boise Paper Holdings, L.L.C., Master Pension Trust (Master Trust). The assets in the Master Trust are invested in common and collective trusts that hold several mutual funds invested in U.S. equities, international equities, and fixed-income securities managed by Russell Trust Company.

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2009 (dollars, in thousands):

	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total

Equity securities:
Large cap U.S. equity securities (b)	$—	$99,614	$—	$99,614
Small- and mid-cap U.S. equity securities (c)	—	21,262	—	21,262
International equity securities (d)	—	35,861	—	35,861
Fixed-income securities (e)	—	144,011	—	144,011

Total securities at fair value	—	300,748	—	300,748

Receivables and accruals, net				774

Total fair value of plan assets				$301,522

(a)	Investments are mutual funds managed by Russell Trust Company. The funds are valued at the net asset value (NAV) provided by Russell Trust Company, the administrator of the funds. The NAV is based on the value of the assets owned by the fund, less liabilities at year-end. While the underlying assets are actively traded on an exchange, the funds are not.

(b)	Our investments in this category are invested in the Russell Equity I Fund. The fund seeks higher long-term returns that exceed the Russell 1000 Index by investing in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(c)	Our investments in this category are invested in the Russell Equity II Fund. The fund seeks high, long-term returns that exceed the Russell 2500 Index by investing in the smaller capitalization stocks of the U.S. stock market.

(d)	Our investments in this category are invested in the Russell International Fund. The fund benchmarks against the MSCI European, Australian, and Far East (EAFE) Index and seeks high, long-term returns comparable to the broad international stock market by investing in non-U.S. companies from the developed countries around the world. The fund participates primarily in the stock markets of Europe and the Pacific Rim.

(e)	Our investments in this category are invested in the Russell Long Duration Fixed Income Fund (Long Duration Fund) and Russell Long Credit Fixed Income Fund (Long Credit Fund). The Long Duration Fund seeks to achieve above-average consistency in performance relative to the Barclays Capital U.S. Long Government/Credit Bond Index by combining manager styles and strategies with different payoffs over various phases of an investment cycle. The Long Credit Fund seeks to achieve above-average consistency in performance relative to the Barclays Capital Long Credit Index and is generally used with other bond funds, such as the Long Duration Fund, to gain additional credit exposure to asset portfolios. Both funds are designed to provide maximum total return through diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging markets bonds.

Cash Flows

In connection with the Acquisition, Boise Cascade transferred sufficient assets to fund Boise Inc.’s accumulated benefit obligation at a 6.5% discount rate, and as a result, we were not required to and did not make contributions to the qualified pension plans during 2008. Pension funding requirements depend in part on returns on plan assets. As of December 31, 2009 and 2008, our pension assets had a market value of $302 million and $248 million, respectively. Assuming a rate of return on plan assets of 7.25% in 2010 and 2011, we estimate that we would be required to contribute approximately $2 million in 2010 and approximately $22 million in 2011. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. Changes in the financial markets may require us to make larger than previously anticipated contributions to our pension plans. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years. For the year ended December 31, 2009, we made $11 million of cash contributions to our qualified pension plans. Additionally, we made cash contributions and certain benefit payments to our nonqualified pension plans and other postretirement benefit plans totaling $2.0 million.

The following benefit payments (dollars, in thousands), which reflect expected future service as appropriate, are expected to be paid. Qualified pension benefit payments are paid from plan assets, while nonqualified pension and other benefit payments are paid by the Company.

	Pension Benefits	Other Benefits

2010	$14,536	$183
2011	16,879	142
2012	19,451	117
2013	21,842	100
2014	24,284	71
Years 2015-2019	152,493	174

15.    Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at December 31, 2009 and 2008.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, of which 84,418,691 shares were issued and outstanding at December 31, 2009. Of these shares outstanding, 6,525,052 shares were restricted stock (discussed below). At December 31, 2008, we had 79,716,130 shares of common stock issued and outstanding, of which 2,426,100 shares were restricted stock. The common stock outstanding does not include restricted stock units.

On February 5, 2008, stockholders owning 12,543,778 shares exercised their conversion rights and voted against the Acquisition. Such stockholders were entitled to receive their per-share interest in the proceeds from our initial public offering, which had been held in trust. Of these 12,543,778 shares, 12,347,427 shares were presented for conversion. The remaining shares not presented remain outstanding. In connection with the Acquisition, we paid $120.2 million from our cash held in trust to these stockholders. The remaining cash held in trust was used to effect the Acquisition.

Warrants

In connection with our public offering in June 2007, we issued 41,400,000 units (the Units). Each Unit consists of one share of our common stock and one Redeemable Common Stock Purchase Warrant (the Warrants). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $7.50 and expires on June 18, 2011. We may redeem the Warrants, at a price of $0.01 per Warrant, upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given.

Simultaneously with the consummation of the public offering, Aldabra 2 Acquisition Corp.’s chairman and chief executive officer privately purchased a total of 3,000,000 warrants (the Insider Warrants) at $1.00 per warrant (for an aggregate purchase price of $3,000,000). The amount paid for the Insider Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering except that the Insider Warrants may not be called for redemption and may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At December 31, 2009 and 2008, 44,400,000 warrants were outstanding, including 3,000,000 Insider Warrants.

Restricted Stock and Restricted Stock Units

In our consolidated financial statements, we evaluate share-based compensation for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the years ended December 31, 2009 and 2008, was zero.

On April 23, 2009, our stockholders approved a Plan Amendment that increased the number of shares available for issuance under the Plan from 5,175,000 to 17,175,000.

Service-Condition Vesting Awards

In March 2009, pursuant to the Plan, we granted to directors and members of management 4.6 million shares of restricted stock and 1.2 million restricted stock units (collectively restricted stock) subject to stockholder approval of the Plan Amendment described above. The 2.0 million shares of restricted stock granted to the directors are earned on a pro rata basis through March 15, 2010, and vest upon the earlier of (i) their departure from the board (vesting pro rata based on time served) or (ii) March 15, 2010 (full vesting). The grants to members of management vest as follows: one-fifth on March 15, 2010, one-fifth on March 15, 2011, and three-fifths on March 15, 2012, subject to EBITDA goals. Any shares not vested on or before March 15, 2012, will be forfeited.

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

Market-Condition Vesting Awards

In May 2008, members of management were granted 1.9 million shares of restricted stock, subject to market-based vesting restrictions. Of this 1.9 million, 0.7 million will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $10 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011.

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

Compensation Expense

We recognize compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the years ended December 31, 2009 and 2008, we recognized $3.5 million and $3.1 million, respectively, of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statement of Income (Loss).

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

The equity grants that vest based on the stock price of Boise Inc. are market-condition grants. Because the market-based restrictions represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based primarily on the passage of time. However, compensation expense is required to be recognized for an award regardless of when, if ever, the market condition is satisfied. We determined the fair value on the date of grant of the market-condition awards that vest based on the stock price of Boise Inc. at $10 per share and $12.50 per share to be approximately $2.03 per share and $1.57 per share, respectively. The fair value of market-condition restricted stock or units is estimated at the grant date using a Monte Carlo simulation. We assumed a risk-free rate of 2.59%, an expected stock volatility of 58.60%, and a stock price for Boise Inc.’s common shares of $4.16 per share. The $4.16-per-share value is based on Boise Inc.’s closing stock price on the date of grant. Expense is recognized on a straight-line basis over the service period.

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of December 31, 2009 and 2008, and changes during the years ended December 31, 2009 and 2008 (number of shares and aggregate fair value, in thousands):

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value

Outstanding at January 1, 2008	—	$—	$—	—	$—	$—

Granted	1,185	4.16	4,927	1,929	1.75	3,368
Vested (a)	(30)	4.16	(125)	—	—	—
Forfeited	(12)	4.16	(48)	(13)	1.75	(23)

Outstanding at December 31, 2008 (b)	1,143	$4.16	$4,754	1,916	$1.75	$3,345

Granted	5,841	0.43	2,512	—	—	—
Vested (a)	(604)	4.16	(2,511)	—	—	—
Forfeited	(49)	1.27	(63)	(32)	1.75	(56)

Outstanding at December 31, 2009 (b) (c)	6,331	$0.74	$4,692	1,884	$1.75	$3,289

(a)	We repurchase for cash any fractional shares as they vest. During the years ended December 31, 2009 and 2008, we repurchased 24.33 shares and no shares, respectively.

(b)	Outstanding awards included all nonvested and nonforfeited awards

(c)	The remaining weighted average contractual term is approximately 1.6 years for the service-condition awards and 1.3 years for the market-condition awards.

At December 31, 2009, we had approximately $2.6 million and $1.3 million of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants, respectively, under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.3 years and 3.0 years for the service-condition and market-condition awards, respectively. Unrecognized compensation expense is calculated net of estimated forfeitures of $0.1 million. During the year ended December 31, 2009, we recognized $3.5 million of compensation expense, of which $2.4 million related to the grant-date fair value of service-condition awards vested through December 31, 2009, and $1.1 million related to the market-condition awards that generally vest on February 28, 2011. During the year ended December 31, 2008, we recognized $3.1 million of compensation expense, of which $2.2 million related to the grant-date fair value of service-condition awards vested through December 31, 2008, and $0.9 million related to the market-condition awards that generally vest on February 28, 2011. The net income tax benefit associated with restricted stock awards was $0.3 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following (dollars, in thousands):

	Investment Gains (Losses)	Cash Flow Hedges	Unfunded Accumulated Benefit Obligation		Accumulated Other Comprehensive Income (Loss)
			Actuarial Loss (a)	Prior Service Cost (a)

Balance at December 31, 2007, net of taxes	$—	$—	$—	$—	$—

Current-period changes, before taxes	—	(760)	(84,558)	(364)	(85,682)
Reclassifications to earnings, before taxes	—	—	—	—	—
Income taxes	—	—	—	—	—

Balance at December 31, 2008, net of taxes	$—	$(760)	$(84,558)	$(364)	$(85,682)

Current-period changes, before taxes	(5)	—	23,665	(145)	23,515
Reclassifications to earnings, before taxes	—	338	(1,029)	36	(655)
Income taxes	—	(131)	(8,656)	56	(8,731)

Balance at December 31, 2009, net of taxes	$(5)	$(553)	$(70,578)	$(417)	$(71,553)

(a)	The 2010 net periodic pension expense will include $1.8 million of net loss and $0.1 million of prior service cost that will be amortized from “Accumulated other comprehensive income (loss)” on Our Consolidated Statement of Stockholders’ Equity.

Predecessor

During the Predecessor periods presented, equity compensation was granted to the Predecessor’s employees under Boise Cascade’s equity compensation plans. During the Predecessor periods of January 1 through February 21, 2008, and the year ended December 31, 2007, the Predecessor recognized $0.2 million and $1.7 million, respectively, of compensation expense, most of which was recorded in “General and administrative expenses” in the Consolidated Statements of Income (Loss).

16.    Acquisition of Boise Cascade’s Paper and Packaging Operations

On February 22, 2008, Aldabra 2 Acquisition Corp. completed the Acquisition the Paper Group and other assets and liabilities related to the operation of the paper, packaging and newsprint, and transportation businesses of the Paper Group and part of the headquarters operations of Boise Cascade for cash and securities. Aldabra 2 Acquisition Corp. acquired four pulp and paper mills, one paper mill, five corrugated container plants, a corrugated sheet feeder plant, and two paper distribution facilities, all located in the U.S. Subsequent to the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc.

The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including direct transaction costs and purchase price adjustments, are summarized as follows (dollars, in thousands):

February 22, 2008

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

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed in the Acquisition as adjusted (dollars, in thousands):

February 22, 2008, Fair Value

Current assets	$571,936
Property and equipment	1,306,070
Fiber farms and deposits	11,006
Intangible assets:
Trademarks and trade names	16,800
Customer list	13,700
Technology	6,860
Deferred financing costs	81,898
Other long-term assets	4,465
Current liabilities	(246,928)
Long-term liabilities	(101,664)

Total purchase price	$1,664,143

Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares. Boise Cascade continues to hold a significant interest in us. At December 31, 2009, Boise Cascade owned 21.7% of our common stock. On December 15, 2009, Boise Cascade announced its intention to further reduce its holdings by an additional 8 million shares by entering into a trading plan under SEC rules. Sales under this trading plan commenced February 16, 2010.

17.    St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon, permanently halting pulp production at the plant and reducing annual paper production capacity by approximately 200,000 short tons and market pulp capacity at the St. Helens and Wallula, Washington, mills. The restructuring was primarily the result of declining product demand coupled with continuing high costs. The restructuring was substantially complete in January 2009. We have permanently ceased paper production on machines #1 and #4 at the mill. Paper machine #2 at St. Helens continues to operate, manufacturing primarily printing papers and flexible packaging papers. The #3 machine, which is owned by Cascades Tissue Group, also continues to operate. The permanent capacity reductions resulted in the loss of approximately 330 jobs at the St. Helens mill and 36 jobs in related sales, marketing, and logistics functions elsewhere in the Company. Eligible salaried employees were offered severance packages and outplacement assistance. We will employ approximately 140 employees at the mill after restructuring. At December 31, 2009, we had terminated approximately 360 employees.

For the years ended December 31, 2009 and 2008, we recorded a pretax charge of $5.8 million and $37.6 million, respectively, associated with the restructuring in “St. Helens mill restructuring” in the Consolidated Statements of Income (Loss). These costs are recorded in our Paper segment. For the year ended December 31, 2009, these charges included decommissioning costs and other miscellaneous costs related to the restructuring of the mill. For the year ended December 31, 2008, $28.8 million related to noncash expenses. Of the $37.6 million of expense in 2008, $7.8 million related to the write-down of inventory and was recorded in “Materials, labor, and other operating expenses” in the Consolidated Statement of Income (Loss). We recorded the remaining $29.8 million of restructuring costs in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). For the year ended December 31, 2008, the costs included asset write-downs for plant and equipment at the St. Helens mill, employee-related severance costs, pension curtailment losses, and other miscellaneous costs related to the restructuring of the mill. At December 31, 2009, we had $0.5 million of severance liabilities included in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheet.

An analysis of total restructuring-related activity as of December 31, 2009, is as follows (dollars, in thousands):

	Noncash Expense	Cash Expense	Total Expenses

Inventory write-down	$7,788	$—	$7,788
Asset write-down	19,825	—	19,825
Employee-related costs	—	8,433	8,433
Pension curtailment loss	1,165	—	1,165
Other	—	357	357

December 31, 2008	28,778	8,790	37,568

Decommissioning costs	—	5,490	5,490
Other	—	315	315

December 31, 2009	—	5,805	5,805

Total activity as of December 31, 2009	$28,778	$14,595	$43,373

We expect to spend approximately $1.6 million during 2010 and $1.0 million in 2011 in decommissioning and other costs. During the year ended December 31, 2009, we spent $5.8 million for these costs, which are recorded in “St. Helens mill restructuring” in our Consolidated Statements of Income (Loss). These expenses are recorded when the liability is incurred.

18.    Segment Information

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

Paper.    Our Paper segment manufactures and sells uncoated freesheet paper (including commodity and premium cut-size office papers); a range of packaging papers (including label and release papers, flexible packaging papers, and corrugating medium); commodity and premium printing and converting papers (including commercial printing papers, envelope papers, and form-related products); and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled, high-bright, and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. In 2009, approximately 41% of our uncoated freesheet paper sales volume, including approximately 63% of our office papers sales volume, was sold to OfficeMax.

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

Until late February 2009, we marketed our newsprint through Abitibi Consolidated Sales Corporation (ACSC), an indirect subsidiary of AbitibiBowater Inc. (AbitibiBowater), pursuant to an arrangement whereby ACSC purchased all of the newsprint we produce. ACSC sold our newsprint primarily in regional markets near our DeRidder, Louisiana, manufacturing facility. In late February 2009, we terminated our arrangement with ACSC and since that time have sold our newsprint production through our own sales personnel primarily to newspaper publishers in the southern U.S.

Corporate and Other.    Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. During the Predecessor periods presented, the Corporate and Other segment included primarily an allocation of Boise Cascade corporate support services and related assets and liabilities. These support services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the years ended December 31, 2009 and 2008, segment sales related primarily to our rail and truck business were $63.8 million and $67.7 million, respectively. During the Predecessor period of January 1 through February 21, 2008, and for the year ended December 31, 2007, these sales were $8.5 million and $58.9 million, respectively.

In connection with the Acquisition, we entered into a services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years and will expire on February 22, 2011. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the years ended December 31, 2009 and 2008, we recorded $15.0 million and $12.1 million, respectively, in “Sales, Related parties.”

The segments’ profits and losses are measured on operating profits before change in fair value of interest rate derivatives, interest expense, and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

Export sales to foreign unaffiliated customers were $180.3 million in 2009, $212.8 million in 2008, and $40.8 million and $222.1 million during the Predecessor period of January 1 through February 21, 2008, and the year ended December 31, 2007, respectively. In all periods presented, net sales were generated domestically, and long-lived assets were held by domestic operations.

Segment sales to external customers by product line are as follows (dollars, in millions):

	Boise Inc.			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007
Paper
Uncoated freesheet	$1,289.8	$1,240.9	$—	$224.2	$1,392.1
Containerboard (medium)	0.1	0.2	—	0.1	1.5
Market pulp and other	73.5	101.9	—	20.1	139.3

	1,363.4	1,343.0	—	244.4	1,532.9

Packaging
Containerboard (linerboard)	88.6	88.6	—	16.5	104.3
Newsprint	98.4	203.2	—	29.8	217.1
Corrugated containers and sheets	347.7	324.3	—	53.1	364.5
Other	51.2	84.3	—	13.7	94.5

	585.9	700.4	—	113.1	780.4

Corporate and Other	28.9	27.2	—	2.4	19.3

	$1,978.2	$2,070.6	$—	$359.9	$2,332.6

An analysis of our operations by segment is as follows (dollars, in millions):

Boise Inc.

	Sales				Income (Loss) Before Taxes		Depre- ciation, Amorti- zation, and Depletion	EBITDA (e)		Capital Expendi- tures	Assets
	Trade	Related Parties	Inter- segment	Total

Year Ended December 31, 2009
Paper	$1,363.4	$—	$56.6	$1,420.0	$262.7	(a)	$85.2	$347.8	(a)	$51.0	$1,249.8
Packaging	560.4	25.5	2.5	588.4	67.1	(a)	42.2	109.3	(a)	23.1	497.9
Corporate and Other	11.6	17.3	34.9	63.8	(21.5	)(a)	4.1	(17.3	)(a)	3.0	239.5

	1,935.4	42.8	94.0	2,072.2	308.3		131.5	439.8		77.1	1,987.2

Intersegment eliminations	—	—	(94.0)	(94.0)	—		—	—		—	(91.4)
Change in fair value of interest rate derivatives	—	—	—	—	0.6		—	—		—	—
Loss on extinguishment of debt	—	—	—	—	(44.1)		—	(44.1)		—	—
Interest expense	—	—	—	—	(83.3)		—	—		—	—
Interest income	—	—	—	—	0.4		—	—		—	—

	$1,935.4	$42.8	$—	$1,978.2	$181.9		$131.5	$395.7		$77.1	$1,895.8

Boise Inc.

	Sales				Income (Loss) Before Taxes		Depre- ciation, Amorti- zation, and Depletion	EBITDA (e)		Capital Expendi- tures	Assets
	Trade	Related Parties	Inter- segment	Total

Year Ended December 31, 2008
Paper	$1,343.0	$—	$60.7	$1,403.7	$32.7	(b)	$71.7	$104.3	(b)	$42.8	$1,310.4
Packaging	635.5	64.9	3.3	703.7	21.1	(b)	35.1	56.2	(b)	43.5	558.3
Corporate and Other	11.7	15.5	40.5	67.7	(18.6	)(b)	3.2	(15.4	)(b)	4.3	156.4

	1,990.2	80.4	104.5	2,175.1	35.2		110.0	145.1		90.6	2,025.1

Intersegment eliminations	—	—	(104.5)	(104.5)	—		—	—		—	(36.8)
Change in fair value of interest rate derivatives	—	—	—	—	(0.5)		—	—		—	—
Interest expense	—	—	—	—	(91.2)		—	—		—	—
Interest income	—	—	—	—	2.2		—	—		—	—

	$1,990.2	$80.4	$—	$2,070.6	$(54.3)		$110.0	$145.1		$90.6	$1,988.3

February 1 (Inception) Through December 31, 2007
Paper	$—	$—	$—	$—	$—		$—	$—		$—	$—
Packaging	—	—	—	—	—		—	—		—	—
Corporate and Other	—	—	—	—	(0.3)		—	(0.3)		—	407.6

	—	—	—	—	(0.3)		—	(0.3)		—	407.6

Intersegment eliminations	—	—	—	—	—		—	—		—	—
Interest income	—	—	—	—	10.4		—	—		—	—

	$—	$—	$—	$—	$10.1		$—	$(0.3)		$—	$407.6

Predecessor

	Sales				Income (Loss) Before Taxes		Depre- ciation, Amorti- zation, and Depletion		EBITDA (e)		Capital Expendi- tures	Assets
	Trade	Related Parties	Inter- segment	Total

January 1 Through February 21, 2008
Paper	$154.4	$90.0	$9.1	$253.5	$20.7		$0.3		$21.1		$5.0
Packaging	102.2	10.9	0.4	113.5	5.7		0.1		5.7		5.2
Corporate and Other	1.8	0.6	6.1	8.5	(3.2)		0.1		(3.1)		—

	258.4	101.5	15.6	375.5	23.2		0.5		23.7		10.2

Intersegment eliminations	—	—	(15.6)	(15.6)	—		—		—		—
Interest income	—	—	—	—	0.2		—		—		—

	$258.4	$101.5	$—	$359.9	$23.4		$0.5		$23.7		$10.2

Year Ended December 31, 2007
Paper	$917.2	$615.7	$63.3	$1,596.2	$133.5	(d)	$45.0	(c)	$178.5	(d)	$103.4	$1,265.6
Packaging	705.1	75.3	2.7	783.1	40.1	(d)	37.7	(c)	77.8	(d)	38.2	579.1
Corporate and Other	14.3	5.0	39.6	58.9	(11.9	)(d)	1.9	(c)	(10.0	)(d)	0.2	12.4

	1,636.6	696.0	105.6	2,438.2	161.7		84.6		246.3		141.8	1,857.1

Intersegment eliminations	—	—	(105.6)	(105.6)	—		—		—		—	(11.4)
Interest income	—	—	—	—	0.7		—		—		—	—

	$1,636.6	$696.0	$—	$2,332.6	$162.4		$84.6		$246.3		$141.8	$1,845.7

(a)	Included $5.8 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

Included $5.9 million of income related to the impact of energy hedges, of which $4.8 million was recorded in the Paper segment and $1.1 million was recorded in the Packaging segment.

Included $149.9 million of income recorded in the Paper segment, $61.6 million of income recorded in the Packaging segment, and $3.9 million of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

Included $44.1 million of income recorded in the Corporate and Other segment associated with the restructuring of our debt.

(b)	Included $37.6 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

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

Included $19.8 million of expense recorded in the Packaging segment related to the outage at the DeRidder, Louisiana, mill.

Included a $2.9 million gain on changes in supplemental pension plans recorded in the Corporate and Other segment.

(c)	Included approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in the Paper, Packaging, and Corporate and Other segments as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(d)	Included a $4.4 million gain for changes in retiree healthcare programs recorded in the Corporate and Other segment.

Included $8.7 million of expense related to the impact of energy hedges. Of the $8.7 million, $7.3 million was recorded in the Paper segment and $1.4 million was recorded in the Packaging segment.

Included $4.0 million of expense recorded in the Paper segment related to the start-up of the reconfigured paper machine at the Wallula, Washington, mill.

(e)	EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate derivatives, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA (dollars, in millions):

	Boise Inc.			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	February 1 (Inception) Through December 31, 2007	January 1 Through February 22, 2008	Year Ended December 31, 2007

Net income (loss)	$153.8	$(45.5)	$5.5	$22.8	$159.6
Change in fair value of interest rate derivatives	(0.6)	0.5	—	—	—
Interest expense	83.3	91.2	—	—	—
Interest income	(0.4)	(2.2)	(10.4)	(0.2)	(0.7)
Income tax provision (benefit)	28.0	(8.8)	4.6	0.6	2.8
Depreciation, amortization, and depletion	131.5	110.0	—	0.5	84.6

EBITDA	$395.7	$145.1	$(0.3)	$23.7	$246.3

19.  Commitments and Guarantees

Commitments

We have financial commitments for lease payments and for the purchase of logs, wood fiber, and utilities. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities.

Our lease commitments are discussed further in Note 8, Leases.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2009 and 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately $76.4 million and $168.7 million, respectively. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2010 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, and log and fiber availability. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2009 and 2008, we had approximately $36.8 million and $24.0 million, respectively, of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2009 or 2008, respectively, or determined pursuant to contractual terms, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others in the normal course of our business. See Note 12, Debt, for a description of the guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

20.    Legal Proceedings and Contingencies

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

21.    Quarterly Results of Operations (unaudited, in millions, except per-share and stock price information)

	Boise Inc.
	2009
	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)

Net sales	$500.3	$479.4	$508.3	$490.3
Income (loss) from operations	21.4	96.6	93.5	94.2
Net income (loss)	(0.9)	50.9	48.2	55.7

Net income (loss) per common share
Basic	(0.01)	0.65	0.61	0.70
Diluted	(0.01)	0.60	0.57	0.66

Common stock dividends per share	—	—	—	—

Common stock prices (i)
High	0.75	2.47	5.40	6.29
Low	0.24	0.51	1.41	4.71

	Predecessor	Boise Inc.
	January 1 Through February 21, 2008	2008
		First Quarter (e)	Second Quarter (f)	Third Quarter (g)	Fourth Quarter (h)

Net Sales	$359.9	$228.0	$618.4	$633.1	$591.1
Income (loss) from operations	23.1	(9.3)	7.6	30.1	11.4
Net income (loss)	22.8	(16.4)	(18.1)	4.4	(15.5)

Net income (loss) per common share
Basic	—	(0.26)	(0.23)	0.06	(0.20)
Diluted	—	(0.26)	(0.23)	0.06	(0.20)

Common stock dividends per share	—	—	—	—	—

Common stock prices (i)
High	—	9.70	6.73	4.20	1.45
Low	—	6.19	3.58	1.56	0.29

(a)	First quarter 2009 included $3.6 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

First quarter 2009 included $2.2 million of expense related to the impact of energy hedges, $1.8 million of which was recorded in the Paper segment and $0.4 million in the Packaging segment.

(b)	Second quarter 2009 included $57.0 million of income recorded in the Paper segment, $19.9 million of income recorded in the Packaging segment, and $1.6 million of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

Second quarter 2009 included $1.1 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

Second quarter 2009 included $3.5 million of income related to the impact of energy hedges, $2.8 million of which was recorded in the Paper segment and $0.7 million in the Packaging segment.

(c)	Third quarter 2009 included $42.9 million of income recorded in the Paper segment, $19.4 million of income recorded in the Packaging segment, and $2.7 million of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

Third quarter 2009 included $1.4 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

Third quarter 2009 included $3.6 million of income related to the impact of energy hedges, $2.9 million of which was recorded in the Paper segment and $0.7 million in the Packaging segment.

(d)	Fourth quarter 2009 included $50.1 million of income recorded in the Paper segment, $22.2 million of income recorded in the Packaging segment, and $0.4 million of income recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

Fourth quarter 2009 included $44.1 million of expense recorded in the Corporate and Other segment associated with the restructuring of our debt.

Fourth quarter 2009 included $1.0 million of income related to the impact of energy hedges, $0.9 million of which was recorded in the Paper segment and $0.1 million in the Packaging segment.

(e)	First quarter 2008 included $19.8 million of expense related to the outage at the DeRidder, Louisiana, mill.

First quarter 2008 included $6.5 million of expense related to inventory purchase accounting adjustments.

(f)	Second quarter 2008 included $3.7 million of expense related to inventory purchase accounting adjustments.

Second quarter 2008 included $3.7 million of income related to the impact of energy hedges, $3.0 million of which was recorded in the Paper segment and $0.7 million in the Packaging segment.

(g)	Third quarter 2008 included $11.3 million of expense related to the impact of energy hedges, $9.5 million of which was recorded in the Paper segment and $1.8 million in the Packaging segment.

Third quarter 2008 included $5.5 million of expense related to lost production and costs incurred as a result of Hurricanes Gustav and Ike.

(h)	Fourth quarter 2008 included $37.6 million of expenses related to the restructuring of our pulp and paper mill in St. Helens, Oregon, which we announced in November 2008.

Fourth quarter 2008 included a $2.9 million gain for changes in supplemental pension plans.

(i)	Our common stock began trading on February 22, 2008, on the New York Stock Exchange (NYSE) under the symbol BZ and, as of December 31, 2009, traded under the symbol BZ. From June 29, 2007, through February 21, 2008, Aldabra 2 Acquisition Corp.’s common stock was traded on the American Stock Exchange (AMEX) under the symbol AII. In connection with the Acquisition on February 22, 2008, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. The Predecessor had no common stock and was not traded on an exchange. Common stock prices are based on daily closing prices.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Boise Inc.:

We have audited the accompanying consolidated balance sheets of Boise Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. We also have audited Boise Inc.’s. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boise Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Boise Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boise, Idaho

February 25, 2010

Independent Auditors’ Report

The Board of Directors

of Boise Inc.:

We have audited the accompanying consolidated statement of income, capital, and cash flow for the period from January 1, 2008 through February 21, 2008, and for the year ended December 31, 2007, of Boise Paper Products and subsidiaries. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Boise Paper Products and subsidiaries operations and their cash flows for the period from January 1, 2008 through February 21, 2008, and for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho

February 23, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Aldabra 2 Acquisition Corp.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows for the period from February 1, 2007 (inception) to December 31, 2007 of Aldabra 2 Acquisition Corp. (a corporation in the development stage) and subsidiary (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Aldabra 2 Acquisition Corp. and subsidiary and their cash flows for the period from February 1, 2007 (date of inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

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

Introduction

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (SEC) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

We also maintain “internal control over financial reporting.” The SEC defines such internal control as a process designed by, or under the supervision of, a public company’s CEO and CFO, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP. This control includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We had no changes to our internal controls over financial reporting or other factors during the year and quarter ended December 31, 2009, that affected materially, or are reasonably likely to affect materially, our internal controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is located on the following page of this Form 10-K, and KPMG LLP’s Report of Independent Registered Public Accounting Firm on internal control over financial reporting is located in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of Boise Inc. is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2009. Management based its assessment on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning our directors is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Proposals to be Voted on, Proposal No. 1 — Election of Directors.” We will file our definitive proxy statement with the Securities and Exchange Commission (SEC) no later than 120 days after December 31, 2009.

Information concerning our executive officers is set forth in “Part I, Item 1. Business” of this Form 10-K under the caption “Executive Officers of Registrant.”

Information concerning family relationships between our directors or executive officers is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Transactions With Related Persons, Promoters, and Certain Control Persons.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2009.

Information concerning compliance with Section 16(a) of the Securities and Exchange Act and our corporate governance is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2009.

Our board of directors adopted a Code of Ethics that applies not only to our directors but also to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. A copy of our Code of Ethics is available, free of charge, by visiting our Web site at www.boiseinc.com and selecting Investors, Corporate Governance, and then Code of Ethics.

If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose the amendment or waiver by posting the required information on our Web site within four business days following such amendment or waiver. No waivers of our Code of Ethics have been granted to date.

Information concerning material changes to the procedures by which our securityholders may recommend nominees to our board of directors is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Solicitation of Proxies and Voting.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2009.

Mr. Berger, our Audit Committee chair, is a financial expert as that term is defined in Regulation S-K, Item 407(d)(5). Further information concerning our Audit Committee is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled “Corporate Governance Principles and Board Matters” and “Audit Committee Matters.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of our executive officers and directors is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled “Executive Compensation” and “Corporate Governance Principles and Board Matters.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A description of the security ownership of certain beneficial owners and management and equity compensation plan information are incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled “Security Ownership” and “Executive Compensation.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A description of certain relationships and related transactions is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Transactions With Related Persons, Promoters, and Certain Control Persons.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to fees paid to, and services rendered by, our principal accountant and our policies and procedures for preapproving those services is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Audit Committee Matters.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firms are presented in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

•	Boise Inc. Consolidated Balance Sheets as of December 31, 2009 and 2008.

•

Boise Inc. Consolidated Statements of Income (Loss) for the years ended December 31, 2009 and 2008, and the period of February 1 (Inception) through December 31, 2007, and the Predecessor Consolidated Statements of Income (Loss) for the period of January 1 through February 21, 2008, and the year ended December 31, 2007.

•

Boise Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, and for the period of February 1 (Inception) through December 31, 2007, and the Predecessor Consolidated Statements of Cash Flows for the period of January 1 through February 21, 2008, and for the year ended December 31, 2007.

•

Boise Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008, and the period ended December 31, 2007, and the Predecessor Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2007.

•	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm — KPMG LLP.

•	Independent Auditors’ Report — KPMG LLP.

•	Report of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP.

•	Management’s Report on Internal Control Over Financial Reporting.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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
Alexander Toeldte
Chief Executive Officer

Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Capacity
(i)	Principal Executive Officer:

	/s/ Alexander Toeldte	Chief Executive Officer
Alexander Toeldte

(ii)	Principal Financial Officer:

	/s/ Robert M. McNutt	Senior Vice President and Chief Financial Officer
Robert M. McNutt

(iii)	Principal Accounting Officer:

	/s/ Samuel K. Cotterell	Vice President and Controller
Samuel K. Cotterell

(iv)	Directors:

	/s/ Carl A. Albert	/s/ Heinrich R. Lenz
	Carl A. Albert	Heinrich R. Lenz

	/s/ Stanley R. Bell	/s/ W. Thomas Stephens
	Stanley R. Bell	W. Thomas Stephens

	/s/ Jonathan W. Berger	/s/ Alexander Toeldte
	Jonathan W. Berger	Alexander Toeldte

	/s/ Jack Goldman	/s/ Jason G. Weiss
	Jack Goldman	Jason G. Weiss

/s/ Nathan D. Leight
Nathan D. Leight

BOISE INC.

INDEX TO EXHIBITS

Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2009.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
2.1	Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	DEFM14A		1/23/08

2.2	Amendment No. 1 to Purchase and Sale Agreement dated October 8, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	DEFM14A		1/23/08

2.3	Amendment No. 2 to Purchase and Sale Agreement dated February 22, 2008, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	10.2	2/28/08

3.1	Second Amended and Restated Certificate of Incorporation of Boise Inc.	8-K	3.1	2/28/08

3.2	Bylaws of Boise Inc., Amended and Restated Effective as of July 11, 2008	8-K	3.1	7/14/08

4.1	Specimen Unit Certificate	S-1	4.1	3/19/07

4.2	Specimen Common Stock Certificate	S-1 POS AM No. 1	4.2	6/13/08

4.3	Specimen Warrant Certificate	S-1 POS AM No. 1	4.3	6/13/08

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Aldabra 2 Acquisition Corp.	S-1 Amend. No. 3	4.4	6/13/07

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
4.5	Investor Rights Agreement dated February 22, 2008, between Aldabra 2 Acquisition Corp. (now Boise Inc.), Boise Cascade, L.L.C., Boise Cascade Holdings, L.L.C., certain directors and officers of Aldabra 2 Acquisition Corp., the Aldabra Shareholders, and each other Person who becomes a party to this Agreement after February 22, 2008	8-K	4.1	2/28/08

4.6	Indenture dated October 26, 2009, between Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee	8-K	4.1	10/28/09

4.7	Form of 9% Senior Note due 2017	8-K	4.1	10/28/09

9	None

10.1	Form of Promissory (PIK) Note dated February 22, 2008, issued in connection with the Acquisition	8-K	10.3	2/28/08

10.2	Letter Agreement dated May 22, 2008, adjusting amount of Promissory (PIK) Note dated February 22, 2008	8-K	99.1	5/29/08

10.3	Securities Purchase Agreement dated August 4, 2009, between certain Affiliated Funds and Boise Inc.	8-K/A	99.3	9/1/09

10.4	Form of Subscription Agreements between Aldabra 2 Acquisition Corp., Graubard Miller, and each of Nathan D. Leight and Jason G. Weiss	S-1	10.11	3/19/07

10.5 (a)	Amended and Restated Paper Purchase Agreement dated April 28, 2004, between Boise White Paper, L.L.C. and Boise Cascade Corporation (now OfficeMax Incorporated), together with the Assignment Assumption and Consent Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	8-K	10.1	2/28/08

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
10.6	Registration Rights Agreement dated October 26, 2009, between Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and J.P. Morgan Securities Inc.	8-K	99.1	10/28/09

10.7	Credit and Guaranty Agreement dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), Various Lenders, Goldman Sachs Credit Partners L.P. (as Joint Lead Arranger, Joint Bookrunner, Administrative Agent and Collateral Agent), Toronto Dominion (Texas) LLC (as Syndication Agent), Bank of America, N.A. and Cobank, ACB (as Co-Documentation Agents), and Lehman Brothers Inc. (as Joint Lead Arranger and Joint Bookrunner) - $975,000,000 Senior Secured First Priority Credit Facilities	8-K	10.5	2/28/08

10.8	First Amendment to Credit and Guaranty Agreement dated October 13, 2009, between the Company, the Guarantors set forth therein, Goldman Sachs Credit Partners L.P., as Administrative and Collateral Agent, and J.P. Morgan Securities Inc.	8-K	99.2	10/28/09

10.9	Second Lien Credit and Guaranty Agreement dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), Various Lenders, Lehman Commercial Paper Inc. (as Administrative Agent and Collateral Agent), Goldman Sachs Credit Partners L.P. (as Joint Lead Arranger, Joint Bookrunner and Syndication Agent), and Lehman Brothers Inc. (as Joint Lead Arranger, Joint Bookrunner and Documentation Agent) - $260,700,000 Senior Secured Second Priority Credit Facility	8-K	10.6	2/28/08

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
10.10	First Amendment to Second Lien Credit and Guaranty Agreement dated October 13, 2009, between the Company, the Guarantors set forth therein, Lehman Commercial Paper Inc., as Administrative and Collateral Agent, Barclays Bank PLC, and J.P. Morgan Securities Inc.	8-K	99.3	10/28/09

10.11	Pledge and Security Agreement (First Lien) dated February 22, 2008, between each of the Grantors party thereto and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	10.7	2/28/08

10.12	Pledge and Security Agreement (Second Lien) dated February 22, 2008, between each of the Grantors party thereto and Lehman Commercial Paper Inc. (as Collateral Agent)	8-K	10.8	2/28/08

10.13	Trademark Security Agreement (First Lien) dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	10.9	2/28/08

10.14	Trademark Security Agreement (Second Lien) dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Lehman Commercial Paper Inc. (as Collateral Agent)	8-K	10.10	2/28/08

10.15	Patent Security Agreement (First Lien) dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	10.11	2/28/08

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
10.16	Patent Security Agreement (Second Lien) dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Lehman Commercial Paper Inc. (as Collateral Agent)	8-K	10.12	2/28/08

10.17	Tranche A Term Loan Note dated February 22, 2008, issued to The Bank of Nova Scotia in the amount of $12,500,000	8-K	10.13	2/28/08

10.18	Tranche A Term Loan Note dated February 22, 2008, issued to RZB Finance LLC in the amount of $2,500,000	8-K	10.14	2/28/08

10.19	Revolving Loan Note dated February 22, 2008, issued to The Bank of Nova Scotia in the amount of $12,500,000	8-K	10.15	2/28/08

10.20	Revolving Loan Note dated February 22, 2008, issued to RZB Finance LLC in the amount of $2,500,000	8-K	10.16	2/28/08

10.21	Outsourcing Services Agreement dated February 22, 2008, between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	8-K	10.17	2/28/08

10.22	Intellectual Property License Agreement dated February 22, 2008, between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	8-K	10.18	2/28/08

10.23 *	Form of Severance Agreement dated February 18, 2010, between Boise Paper Holdings, L.L.C. and Alexander Toeldte	8-K	99.1	2/22/10

10.24 *	Form of Officer Severance Agreement dated February 18, 2010	8-K	99.2	2/22/10

10.25 *	Boise Inc. Directors Deferred Compensation Plan effective April 4, 2008	10-Q	10	5/5/08

10.26 *	Boise Paper Holdings, L.L.C. 2008 Deferred Compensation Plan (As Amended through October 27, 2009)				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
10.27 *	Boise Paper Holdings, L.L.C. Supplemental Life Plan effective February 22, 2008	10-K	10.35	2/24/09

10.28 *	Boise Paper Holdings, L.L.C. Financial Counseling Program effective February 22, 2008	10-K	10.36	2/24/09

10.29 *	Boise Paper Holdings, L.L.C. Supplemental Pension Plan (SUPP) effective February 22, 2008	10-K	10.37	2/24/09

10.30 *	Boise Paper Holdings, L.L.C. Supplemental Early Retirement Plan (SERP) for Certain Elected Officers effective February 22, 2008	10-K	10.38	2/24/09

10.31 *	Boise Inc. Incentive and Performance Plan effective February 22, 2008, amended as of April 23, 2009	8-K	99.1	4/24/09

10.32 *	Form of 2008 Restricted Stock Award Agreement (Officers)	8-K	99.1	5/6/08

10.33 *	Form of 2008 Restricted Stock Unit Award Agreement (Officers)	8-K	99.2	5/6/08

10.34 *	Form of 2008 Restricted Stock Award Agreement (Nonemployee Directors)	10-Q	10.2	8/6/08

10.35 *	Form of 2008 Restricted Stock Unit Award Agreement (Nonemployee Directors)	10-Q	10.3	8/6/08

10.36 *	Form of 2009 Restricted Stock Award Agreement (Officers)	8-K	99.2	4/24/09

10.37 *	Form of 2009 Restricted Stock Unit Award Agreement (Officers)	8-K	99.3	4/24/09

10.38 *	Form of 2009 Restricted Stock Award Agreement (Nonemployee Directors)	10-Q	10.4	5/5/09

10.39 *	Form of 2009 Restricted Stock Unit Award Agreement (Nonemployee Directors)	10-Q	10.5	5/5/09

11	Presented in Footnote 4, Net Income (Loss) Per Common Share to Consolidated Financial Statements

12	Inapplicable

13	None

14 (b)	Boise Inc. Code of Ethics

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
16.1	Letter dated January 25, 2008, regarding change in certifying accountant from Goldstein Golub Kessler LLP to McGladrey & Pullen, LLP effective January 25, 2008	8-K	99.1	1/25/08

16.2	Letter dated February 28, 2008, regarding change in certifying accountant from McGladrey & Pullen, LLP to KPMG LLP effective February 22, 2008	8-K	16.1	2/28/08

18	None

21	List of Subsidiaries				X

22	None

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP				X

23.2	Consent of Independent Auditor – KPMG LLP				X

23.3	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen, LLP				X

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc.				X

33	Inapplicable

34	Inapplicable

35	Inapplicable

99	None

100	None

*	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)	Confidential information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

(b)	Our Code of Ethics can be found on our Web site at www.boiseinc.com by selecting Investors, Corporate Governance, and then Code of Ethics.