Form 10-Q
period 2010-03-31
BOISE INC.
filed 2010-05-04
CIK 1391390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2010
Common Stock, $.0001 Par Value	84,760,219

PART I—FINANCIAL INFORMATION

i

Item 5.	Other Information	45

Item 6.	Exhibits	45

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

Boise Inc.

Consolidated Statements of Income (Loss)

(unaudited, dollars in thousands, except share and per-share data)

	Three Months Ended March 31
	2010	2009
Sales
Trade	$485,851	$484,868
Related parties	8,254	15,417

	494,105	500,285

Costs and expenses
Materials, labor, and other operating expenses	408,485	413,139
Fiber costs from related parties	9,831	5,703
Depreciation, amortization, and depletion	32,131	31,972
Selling and distribution expenses	13,734	13,782
General and administrative expenses	11,459	10,373
St. Helens mill restructuring	128	3,648
Other (income) expense, net	(303)	239

	475,465	478,856

Income from operations	18,640	21,429

Foreign exchange gain (loss)	687	(678)
Change in fair value of interest rate derivatives	(29)	(132)
Loss on extinguishment of debt	(22,197)	—
Interest expense	(16,445)	(22,154)
Interest income	37	54

	(37,947)	(22,910)

Income (loss) before income taxes	(19,307)	(1,481)
Income tax (provision) benefit	6,622	565

Net income (loss)	$(12,685)	$(916)

Weighted average common shares outstanding:
Basic and diluted	79,800,010	77,491,233

Net income (loss) per common share:
Basic and diluted	$(0.16)	$(0.01)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets

(unaudited, dollars in thousands)

	March 31, 2010	December 31, 2009
ASSETS

Current
Cash and cash equivalents	$91,068	$69,393
Short-term investments	7,232	10,023
Receivables
Trade, less allowances of $760 and $839	183,719	185,110
Related parties	1,578	2,056
Other	6,167	62,410
Inventories	266,073	252,173
Deferred income taxes	11,279	—
Prepaid and other	5,836	4,819

	572,952	585,984

Property
Property and equipment, net	1,189,743	1,205,679
Fiber farms and deposits	16,884	17,094

	1,206,627	1,222,773

Deferred financing costs	34,614	47,369
Intangible assets, net	31,670	32,358
Other assets	7,402	7,306

Total assets	$1,853,265	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets (continued)

(unaudited, dollars in thousands, except share and per-share data)

	March 31, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$16,663	$30,711
Income taxes payable	98	240
Accounts payable
Trade	174,442	172,518
Related parties	941	2,598
Accrued liabilities
Compensation and benefits	45,636	67,948
Interest payable	12,443	4,946
Other	17,647	23,735

	267,870	302,696

Debt
Long-term debt, less current portion	775,581	785,216

Other
Deferred income taxes	48,777	32,253
Compensation and benefits	120,686	123,889
Other long-term liabilities	30,681	30,801

	200,144	186,943

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $.0001 par value per share:	—	—
1,000,000 shares authorized; none issued
Common stock, $.0001 par value per share:	8	8
250,000,000 shares authorized; 84,792,231 shares and 84,418,691 shares issued and outstanding
Additional paid-in capital	579,563	578,669
Accumulated other comprehensive income (loss)	(71,027)	(71,553)
Retained earnings	101,126	113,811

Total stockholders’ equity	609,670	620,935

Total liabilities and stockholders’ equity	$1,853,265	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Three Months Ended March 31
	2010	2009
Cash provided by (used for) operations
Net income (loss)	$(12,685)	$(916)
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	35,066	35,030
Share-based compensation expense	894	857
Notes payable interest expense	—	2,623
Pension and other postretirement benefit expense	2,438	2,450
Deferred income taxes	(7,461)	(844)
Change in fair value of energy derivatives	3,330	2,191
Change in fair value of interest rate derivatives	29	132
(Gain) loss on sales of assets, net	(114)	(20)
Other	(687)	678
Loss on extinguishment of debt	22,197	—
Decrease (increase) in working capital, net of acquisitions
Receivables	58,213	38,800
Inventories	(16,085)	25,258
Prepaid expenses	389	256
Accounts payable and accrued liabilities	(13,057)	(19,577)
Current and deferred income taxes	831	(39)
Pension and other postretirement benefit payments	(5,657)	(1,319)
Other	321	128

Cash provided by operations	67,962	85,688

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	(543)
Expenditures for property and equipment	(14,734)	(17,171)
Purchases of short-term investments	(2,388)	—
Maturities of short-term investments	5,182	—
Sales of assets	22	61
Other	1,093	(412)

Cash used for investment	(10,825)	(18,065)

Cash provided by (used for) financing
Issuances of long-term debt	300,000	10,000
Payments of long-term debt	(323,683)	(72,631)
Payments of deferred financing fees	(11,779)	—

Cash used for financing	(35,462)	(62,631)

Increase in cash and cash equivalents	21,675	4,992

Balance at beginning of the period	69,393	22,518

Balance at end of the period	$91,068	$27,510

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Boise Inc. or “the Company,” “we,” “us,” or “our” is a large, diverse United States-based manufacturer of packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp. We own pulp and paper mill operations in the following locations: Jackson, Alabama; International Falls, Minnesota; St. Helens, Oregon; and Wallula, Washington, all of which manufacture uncoated freesheet paper. We also own a mill in DeRidder, Louisiana, which produces containerboard (linerboard) as well as newsprint. Additionally, we have a network of five corrugated container plants located in the Pacific Northwest, a corrugated sheet plant in Nevada, and a corrugated sheet feeder plant in Texas.

The following sets forth our operating structure:

Boise Finance Company and Boise Co-Issuer Company, two wholly owned subsidiaries of Boise Paper Holdings, L.L.C. (Boise Paper Holdings), are not shown on this chart. This chart also excludes Boise Paper Holdings’ indirect subsidiaries.

Boise Inc., headquartered in Boise, Idaho, operates its business in three reportable segments: Paper, Packaging, and Corporate and Other (support services).

The quarterly consolidated financial statements presented have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. These notes to unaudited consolidated financial statements should be read in conjunction with our Quarterly Reports on Form 10-Q, our 2009 Annual Report on Form 10-K, and the other reports we file with the Securities and Exchange Commission (SEC).

Subsequent Events

We have evaluated events and transactions subsequent to March 31, 2010, up to the date these consolidated financial statements and notes were included in this Form 10-Q and filed with the SEC. We have not identified any events that would require recognition or disclosure in the consolidated financial statements or in the notes to the financial statements.

2. Net Income (Loss) Per Common Share

For the three months ended March 31, 2010 and 2009, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net income (loss) per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended March 31
	2010	2009

Net income (loss)	$(12,685)	$(916)

Weighted average number of common shares for basic net income (loss) per share	79,800	77,491
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a)	—	—
Restricted stock and restricted stock units (b)	—	—

Weighted average number of shares for diluted net income (loss) per share	79,800	77,491

Net income (loss) per share:
Basic and diluted (a) (b)	$(0.16)	$(0.01)

(a)	For the three months ended March 31, 2010 and 2009, warrants to purchase 44.4 million shares of common stock were not included in the computation of diluted net income (loss) per share, because the exercise price exceeded the average market price of our common stock.

(b)	For the three months ended March 31, 2010 and 2009, 4.4 million and 1.6 million, respectively, of unvested restricted stock and restricted stock units were not included in the computation of diluted net loss per share, because inclusion of these amounts would be antidilutive.

3. Transactions With Related Parties

From February 22, 2008, through early March 2010, Boise Cascade, L.L.C. (Boise Cascade) held a significant interest in us, and our transactions with Boise Cascade were related-party transactions. In early March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party.

The transportation and other outsourcing services revenues described below were earned during January and February 2010. Beginning in March 2010, no transactions between Boise Cascade and us will be considered related-party transactions, except those concerning Louisiana Timber Procurement Company, L.L.C. (LTP), as described below.

Related-Party Sales

Boise Inc. provides transportation services to Boise Cascade. For the three months ended March 31, 2010 and 2009, we recorded $0.3 million and $0.6 million, respectively, of sales for transportation services recorded in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

We are party to an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2012. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three months ended March 31, 2010 and 2009, we recognized $2.3 million and $3.6 million, respectively, in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

LTP, a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade, sells wood to Boise Cascade and Boise Inc. at prices designed to approximate market prices. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP, as we are the entity most closely associated with the VIE; therefore, we consolidate LTP in our financial statements. Although Boise Cascade is no longer a related party to our operations, Boise Cascade continues to be a related party to LTP; therefore, sales between Boise Cascade and LTP are related-party sales in our consolidated financial statements. As of March 31, 2010, the carrying amounts of LTP’s assets and liabilities on our Consolidated Balance Sheet are $5.5 million and relate primarily to noninventory working capital. During the three months ended March 31, 2010, we recorded $5.6 million of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income (Loss) and approximately the same amount of expenses in “Materials, labor, and other operating expenses.” During the three months ended March 31, 2009, we recorded $11.2 million of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

Related-Party Costs and Expenses

Boise Inc. purchases fiber from related parties at prices that approximate market prices. During the three months ended March 31, 2010 and 2009, fiber purchases from related parties were $9.8 million and $5.7 million, respectively. These purchases related to chip and log purchases from Boise Cascade’s wood products business. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss). Beginning in March 2010, “Fiber costs from related parties” represent only LTP’s purchases from Boise Cascade. Future chip and log purchases from Boise Cascade by Boise Inc. will be recorded as “Materials, labor, and other operating expenses” in the Consolidated Statements of Income (Loss).

4. Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (dollars in thousands):

	Three Months Ended March 31
	2010	2009

Sales of assets, net	$(114)	$(20)
Other, net	(189)	259

	$(303)	$239

5. Income Taxes

For the three months ended March 31, 2010, our effective tax benefit rate was 34.3%. The primary reason for the difference from the federal statutory income tax rate of 35.0% is the effect of state income taxes and discrete tax items. For the three months ended March 31, 2010, we recorded $6.6 million of income tax benefit. For the three months ended March 31, 2009, our effective tax benefit rate was 38.1%. The primary reason for the difference from the federal statutory income tax rate was the effect of establishing valuation allowances on losses incurred during the quarter, which effect was substantially offset by the effect of various discrete tax items. For the three months ended March 31, 2009, we recorded $0.6 million of income tax benefits.

Uncertain Income Tax Positions

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Income (Loss). Interest expense related to uncertain tax positions was immaterial for the three months ended March 31, 2010 and 2009. We did not record any penalties associated with our uncertain tax positions during the three months ended March 31, 2010 and 2009.

Other

During the three months ended March 31, 2010, refunds received for taxes, net of payments made, were $0.3 million. During the three months ended March 31, 2009, cash paid for taxes, net of refunds received, was $0.3 million.

Due to Internal Revenue Code Section 382, Boise Cascade’s recent sales of its remaining investment in us limits the amount of net operating losses that we may utilize in any one year. However, we believe it is more likely than not that our net operating losses will be fully realizable before they expire in 2028 and 2029.

We file federal income tax returns in the U.S. and state income tax returns in various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Boise Inc.’s open tax years are 2009, 2008, and 2007.

We have two corporate consolidated entities of Boise Inc. that are subject to audit by taxing authorities for the year 2006 and the years that follow. The statute of limitations for 2005 expired during 2009. We are responsible for any tax adjustments resulting from such audits.

6. Leases

We lease our distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. We do not have any sublease rental income for the periods presented below. We do not expect sublease rental income in the future to be material. Accordingly, our future minimum lease payment requirements have not been reduced by sublease rental income. Rental expense for operating leases is as follows (dollars in thousands):

	Three Months Ended March 31
	2010	2009

Rental expense	$3,727	$3,919

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are as follows (dollars in thousands):

	Remaining 2010	2011	2012	2013	2014	2015 and Thereafter

Minimum payment	$9,331	$11,801	$10,898	$8,381	$6,908	$19,346

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging six years, with fixed payment terms similar to those in the original lease agreements.

7. Concentrations of Risk

Business

Sales to OfficeMax represent a concentration in the volume of business transacted and in revenue generated from those transactions and a concentration of credit risk. Sales to OfficeMax were $128.2 million and $141.9 million during the three months ended March 31, 2010 and 2009, representing 26% and 28% of total sales for those periods. At March 31, 2010, and December 31, 2009, we had $34.5 million and $34.7 million, respectively, of accounts receivable due from OfficeMax.

Labor

As of March 31, 2010, we had approximately 4,100 employees. Approximately 60% of these employees work pursuant to collective bargaining agreements. As of March 31, 2010, approximately 33% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; Jackson, Alabama; St. Helens, Oregon; and Nampa, Idaho. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW) expired in March 2009 and was terminated by the AWPPW in October 2009. In February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously, and we declared an impasse in the bargaining process and implemented the terms of the last contract offer. We are currently negotiating the labor contract at our mill in DeRidder, Louisiana (387 employees represented by the United Steelworkers), which expired in February 2010, and at our mill in St. Helens, Oregon (122 employees represented by the AWPPW), which expired in March 2010.

8. Inventories

Inventories include the following (dollars in thousands):

	March 31, 2010	December 31, 2009

Finished goods	$130,795	$120,817
Work in process	23,063	22,677
Fiber	39,398	34,557
Other raw materials and supplies	72,817	74,122

	$266,073	$252,173

9. Property and Equipment, Net

Property and equipment consist of the following asset classes (dollars in thousands):

	March 31, 2010	December 31, 2009

Land and land improvements	$31,875	$31,875
Buildings and improvements	203,825	199,086
Machinery and equipment	1,184,755	1,176,494
Construction in progress	19,879	18,992

	1,440,334	1,426,447
Less accumulated depreciation	(250,591)	(220,768)

	$1,189,743	$1,205,679

10. Intangible Assets

Intangible assets represent primarily the values assigned to trademarks and trade names, customer relationships, and technology. Customer relationships are amortized over approximately ten years, and technology is amortized over approximately five years. Trademarks and trade names are not amortized. During the three months ended March 31, 2010 and 2009, intangible asset amortization was $0.7 million. Our estimated amortization expense is $2.1 million for the remainder of 2010, $2.8 million in 2011 and 2012, $1.6 million in 2013, and $1.4 million in 2014 and 2015. The gross carrying amount, accumulated amortization, and net carrying amount as of March 31, 2010, and December 31, 2009, were as follows (dollars in thousands):

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(2,854)	10,846
Technology and other	6,895	(2,871)	4,024

	$37,395	$(5,725)	$31,670

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(2,512)	11,188
Technology and other	6,895	(2,525)	4,370

	$37,395	$(5,037)	$32,358

11. Asset Retirement Obligations

We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Occasionally, we become aware of events or circumstances that require us to revise our future estimated cash flows. When revision becomes necessary, we recalculate our obligation and adjust our asset and liability accounts utilizing appropriate discount rates. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

At March 31, 2010, and December 31, 2009, we had $10.6 million and $10.4 million, respectively, of asset retirement obligations recorded primarily in “Other long-term liabilities” on the Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. During 2009, our estimated future cash flows for retirement obligations relating to items at two of our mills were reduced as a result of discussions with third-party organizations. These changes reduced our expected asset retirement obligations. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for the three months ended March 31, 2010, and for the year ended December 31, 2009 (dollars in thousands):

	Period Ended
	March 31, 2010	December 31, 2009

Asset retirement obligation at beginning of period	$10,362	$14,283
Liabilities incurred	—	—
Accretion expense	206	1,165
Payments	—	(122)
Revisions in estimated cash flows	—	(4,964)

Asset retirement obligation at end of period	$10,568	$10,362

We have additional asset retirement obligations with indeterminate settlement dates. The fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate the settlement dates of the obligations. These asset retirement obligations include, for example, (i) removal and disposal of potentially hazardous materials related to equipment and/or an operating facility if the equipment and/or facility were to undergo major maintenance, renovation, or demolition; (ii) wastewater treatment ponds that may be required to be drained and/or cleaned if the related operating facility is closed; and (iii) storage sites or owned facilities for which removal and/or disposal of chemicals and other related materials are required if the operating facility is closed. We will recognize a liability in the period in which sufficient information becomes available to reasonably estimate the fair value of these obligations.

12. Debt

At March 31, 2010, and December 31, 2009, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$—	—%
Tranche A term loan, due 2013	192,244	3.00%	203,706	3.25%
Tranche B term loan, due 2014	—	—%	312,221	5.75%
9% senior notes, due 2017	300,000	9.00%	300,000	9.00%
8% senior notes, due 2020	300,000	8.00%	—	—%
Current portion of long-term debt	(16,663)	3.00%	(30,711)	3.97%

Long-term debt, less current portion	775,581	7.25%	785,216	6.41%
Current portion of long-term debt	16,663	3.00%	30,711	3.97%

	$792,244	7.17%	$815,927	6.32%

As of March 31, 2010, our debt consisted of the following:

•

The Revolving Credit Facility: A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus an applicable margin, which is currently 275 basis points, or a calculated base rate plus an applicable margin, which is currently 175 basis points (collectively with the Tranche A term loan facility, the Credit Facilities).

•

The Tranche A Term Loan Facility: A five-year amortizing senior secured loan facility with interest at LIBOR plus an applicable margin, which is currently 275 basis points, or a calculated base rate plus an applicable margin, which is currently 175 basis points. The Tranche A term loan facility was originally issued at $250.0 million. At December 31, 2009, our LIBOR applicable margin was 300 basis points and our calculated base rate applicable margin was 200 basis points.

•	The 9% Senior Notes: An eight-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 9%.

•	The 8% Senior Notes: A ten-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 8%.

The Credit Facilities are secured by a first-priority lien on all of the assets of our subsidiaries that guarantee or are borrowers, and in the event of default, the lenders generally would be entitled to seize the collateral. All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a calculated base rate or adjusted Eurodollar rate. The calculated base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. The adjusted Eurodollar rate means LIBOR rounded to the nearest 1/16 of 1.0% and adjusted for any applicable reserve requirements. In addition to paying interest, we pay a commitment fee to the lenders under the revolving credit facility at a rate of 0.375% per annum times the daily average undrawn portion of the revolving credit facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. We also pay letter of credit fees of 275 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

At March 31, 2010, and December 31, 2009, we had no borrowings outstanding under the revolving credit facility. For the three months ended March 31, 2010, and the year ended December 31, 2009, the average interest rates for our borrowings under our revolving credit facility were 0.0% and 3.7%, respectively. The minimum and maximum borrowings under the revolving credit facility were zero for the three months ended March 31, 2010, and zero and $60.0 million for the year ended December 31, 2009. The weighted average amount of borrowings outstanding under the revolving credit facility during the three months ended March 31, 2010 and 2009, was zero and $28.1 million, respectively. At March 31, 2010, we had availability of $227.9 million, which is net of outstanding letters of credit of $22.1 million.

Debt Refinancing

On March 19, 2010, Boise Paper Holdings and Boise Co-Issuer Company (together, the 8% Senior Note Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 8% senior notes due on April 1, 2020 (the 8% Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Senior Notes pay interest semiannually in arrears on April 1 and October 1, commencing on October 1, 2010. As a result of this refinancing, we extended the maturity of our debt and fixed our interest rates.

Following the sale of the 8% Senior Notes, we used the net proceeds of the sale, as well as cash on hand, to repay the Tranche B term loan facility plus accrued and unpaid interest at par. Upon the repayment of all of the indebtedness outstanding under the Tranche B term loan facility, such debt was canceled.

The issuance of the 8% Senior Notes and the repayment of our Tranche B term loan facility represented a substantial modification to our debt structure. Therefore, we wrote off $22.2 million of previously unamortized deferred financing costs for the Tranche B term loan facility in “Loss on extinguishment of debt” in our Consolidated Statements of Income (Loss). We recorded $11.8 million of new deferred financing costs related to the March 2010 debt refinancing.

In connection with the issuance of the 8% Senior Notes, the 8% Senior Notes Issuers and BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 8% Senior Notes Guarantors) entered into the 8% Senior Notes Registration Rights Agreement, dated as of March 19, 2010. The 8% Senior Notes Registration Rights Agreement requires us to register under the Securities Act the 8% Senior Notes due in 2020 (the 8% Exchange Notes) having substantially identical terms to the 8% Senior Notes and to complete an exchange of the privately placed 8% Senior Notes for the publicly registered 8% Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 8% Senior Notes. If we fail to satisfy these obligations by March 19, 2011, we will pay additional interest up to 1% per annum to holders of the 8% Senior Notes.

The 8% Senior Notes are senior unsecured obligations and rank equally with all of the Issuers’ present and future senior indebtedness, senior to all of their future subordinated indebtedness, and effectively subordinated to all of our present and future senior secured indebtedness (including all borrowings with respect to the Credit Facilities to the extent of the value of the assets securing such indebtedness).

Debt Restructuring

On October 26, 2009, Boise Paper Holdings and Boise Finance Company (together, the 9% Senior Notes Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 9% senior notes due on November 1, 2017 (the 9% Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 9% Senior Notes pay interest semiannually in arrears on May 1 and November 1, commencing on May 1, 2010.

In connection with the issuance of the 9% Senior Notes, the 9% Senior Notes Issuers and Holdings, (together the 9% Senior Notes Guarantors) entered into the 9% Senior Notes Registration Rights Agreement, dated as of October 26, 2009. The 9% Senior Notes Registration Rights Agreement requires us to register under the Securities Act the 9% Senior Notes due in 2017 (the 9% Exchange Notes) having substantially identical terms to the 9% Senior Notes and to complete an exchange of the privately placed 9% Senior Notes for the publicly registered 9% Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 9% Senior Notes. If we fail to satisfy these obligations by October 26, 2010, we will pay additional interest up to 1% per annum to holders of the 9% Senior Notes.

The 9% Senior Notes are senior unsecured obligations and rank equally with all of the Issuers’ present and future senior indebtedness, senior to all of their future subordinated indebtedness, and effectively subordinated to all of our present and future senior secured indebtedness (including all borrowings with respect to the Credit Facilities to the extent of the value of the assets securing such indebtedness).

Covenants

The Credit Facilities require Holdings and its subsidiaries to maintain financial covenant ratios. We are required to have a total leverage ratio of less than 4.75:1.00, stepping down to 4.50:1.00 at September 30, 2011, and a secured leverage ratio of 3.25:1.00, stepping down to 3.00:1.00 at September 30, 2011. The total leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total net debt as defined in our Credit Facilities debt agreement as of such day to (ii) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period ending on such date. The Credit Facilities secured leverage ratio is defined in our First Amendment to our loan agreement as the ratio as of the last day of any fiscal quarter of (i) consolidated first lien secured total net debt as defined in our credit agreement amendments as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year.

The 9% and 8% Senior Notes indenture agreements contain covenants which, subject to certain exceptions, limit the ability of the 9% and 8% Senior Notes Issuers and the 9% and 8% Senior Notes Guarantors to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates, and create liens on assets of the 9% and 8% Senior Notes Issuers or 9% and 8% Senior Notes Guarantors. Upon a change of control, the 9% and 8% Senior Notes Issuers must offer to repurchase the 9% and 8% Senior Notes at 101% of the principal amount, plus accrued and unpaid interest. If the 9% and 8% Senior Notes Issuers sell certain assets and do not use the proceeds from such sales for specified purposes, they must offer to repurchase the 9% and 8% Senior Notes at 100% of the principal amount, plus accrued and unpaid interest.

Guarantees

Our obligations under our Credit Facilities are guaranteed by each of Boise Paper Holdings’ existing and subsequently acquired domestic subsidiaries (collectively, the Credit Facility Guarantors). The Credit Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Boise Paper Holdings and the Credit Facility Guarantors, including 100% of the equity interests of Boise Paper Holdings and each domestic subsidiary of Boise Paper Holdings, 65% of the equity interests of each of Boise Paper Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated EBITDA during any fiscal year of Boise Paper Holdings), and all intercompany debt.

The 9% and 8% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by Holdings and each existing and future subsidiary of Holdings (other than their respective issuers). The 9% and 8% Senior Notes guarantors do not include Louisiana Timber Procurement Company, L.L.C., or foreign subsidiaries.

Prepayments

We may redeem all or a portion of the 9% Senior Notes at any time on or after November 1, 2013, at a premium decreasing to zero by November 1, 2015, plus accrued and unpaid interest. In addition, prior to November 1, 2012, the 9% Senior Notes Issuers may redeem up to 35% of the aggregate principal amount of the 9% Senior Notes at a redemption price of 109% of the principal amount thereof with the net proceeds of one or more qualified equity offerings.

We may redeem all or a portion of the 8% Senior Notes at any time on or after April 1, 2015, at a premium decreasing to zero by April 1, 2018, plus accrued and unpaid interest. In addition, prior to April 1, 2013, the 8% Senior Notes Issuers may redeem up to 35% of the aggregate principal amount of the 8% Senior Notes at a redemption price of 108% of the principal amount thereof with the net proceeds of one or more qualified equity offerings.

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of March 31, 2010, required debt principal repayments, excluding those from excess cash flows, total $10.4 million during the remainder of 2010, $43.7 million in 2011, $129.7 million in 2012, $8.4 million in 2013, zero in 2014 and 2015, and $600.0 million thereafter.

Other

At March 31, 2010, and December 31, 2009, we had $34.6 million and $47.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. As noted above, we repaid the Tranche B term loan facility with the proceeds from the March 2010 debt refinancing, and as a result, we expensed approximately $22.2 million of previously unamortized deferred financing costs. We recorded this charge in “Loss on extinguishment of debt” in our Consolidated Statement of Income (Loss). In addition, $11.8 million of new deferred financing costs related to the debt refinancing are included, net of amortization, in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $2.3 million and $2.9 million, respectively, of amortization expense for the three months ended March 31, 2010 and 2009, in “Interest expense” in our Consolidated Statements of Income (Loss).

For the three months ended March 31, 2010 and 2009, cash payments for interest, net of interest capitalized, were $6.0 million and $16.5 million, respectively.

13. Financial Instruments

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates.

Interest Rate Risk—Debt

With the exception of the Tranche A term loan facility, our debt is fixed-rate debt. At March 31, 2010, the estimated value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $17.6 million more than the amount recorded on our Consolidated Balance Sheet. At March 31, 2010, the estimated fair value of our variable-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $6.7 million less than the amount recorded on our Consolidated Balance Sheet. The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the discounted value of the future cash flows expected to be paid using incremental rates of borrowing for similar liabilities.

We use interest rate derivative instruments to hedge a portion of our interest rate risk. We have derivatives in place with a cap rate of 5% on a notional amount of $300 million through the period ending March 31, 2011. At March 31, 2010, we recorded the fair value of the interest rate derivatives, or $13,000, in

“Other assets” on our Consolidated Balance Sheet. During the three months ended March 31, 2010 and 2009, we recorded the change in fair value of these derivatives, or $29,000 and $132,000 of expense, respectively, in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss). During the three months ended March 31, 2010 and 2009, we recorded $0.1 million and $0.2 million, respectively, in “Interest expense” for the amortization of the premiums paid for the interest rate derivatives. Changes in the fair value of these derivatives are recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss).

In connection with the repayment of our Tranche B term loan facility, the remaining amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet relating to the interest rate derivatives were charged to “Interest expense” in our Consolidated Statement of Income (Loss). As a result, during the three months ended March 31, 2010, we recognized $0.4 million in “Interest expense” in our Consolidated Statements of Income (Loss). For the three months ended March 31, 2009, we amortized $0.1 million of the amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet to “Interest expense” in our Consolidated Statement of Income (Loss).

Interest Rate Risk—Investments

Our exposure to market risk for changes in interest rates also relates to our cash, cash equivalents, and short-term investments. As of March 31, 2010, our cash, cash equivalents, and short-term investments consisted primarily of funds invested in money market accounts and Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit. As the interest rates on a significant portion of our cash, cash equivalents, and short-term investments are variable, a change in interest rates earned would affect interest income and cash flows but would not have a significant impact on the fair market value of the related underlying instruments.

The components of cash, cash equivalents, and short-term investments as of and for the three months ended March 31, 2010, are as follows (dollars in thousands):

	Three Months Ended March 31, 2010
	Cost Basis	Accrued Interest	Unrealized Gains (Losses)	Recorded Basis	Cash and Cash Equivalents	Short-Term Investments

Cash	$8,333	$—	$—	$8,333	$8,333	$—
Money market accounts	82,735	—	—	82,735	82,735	—
Certificates of deposit	7,196	38	(2)	7,232	—	7,232

Total	$98,264	$38	$(2)	$98,300	$91,068	$7,232

During the three months ended March 31, 2010, $5.2 million of certificates of deposit matured, and $2.4 million were reinvested. At March 31, 2010, we did not have any investments in individual securities that had been in a continual unrealized loss position for more than 12 months. The unrealized losses at March 31, 2010, represent a temporary condition due to the high quality of the investment securities, and we expect to recover the par value of these investments.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of March 31, 2010, we had entered into derivative instruments related to approximately 50% of our forecasted natural gas purchases for April 2010 through October 2010, approximately 27% of our forecasted natural gas purchases for November 2010 through March 2011, approximately 19% of our forecasted natural gas purchases for April 2011 through October 2011, and approximately 4% of our forecasted natural gas purchases for November 2011 through March 2012. At March 31, 2010, these derivatives included three-way collars and call spreads.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be the New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. The strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following table summarizes our position related to these instruments as of March 31, 2010 (in millions of British thermal units, or mmBtu, per day):

	Three-Way Collars
	April 2010 Through October 2010		November 2010 Through March 2011	April 2011 Through October 2011

Volume hedged	5,500	9,500	4,000	1,000

Strike price of call sold	$12.00	$11.00	$11.00	$11.00
Strike price of call bought	9.00	8.00	8.00	8.00
Strike price of put sold	5.90	5.03	5.66	5.33

Approximate percent hedged	18%	32%	11%	3%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price, less the difference between the purchased call and the written call strike price, plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of March 31, 2010 (in mmBtu per day):

	Call Spreads
	November 2010 Through March 2011		April 2011 Through October 2011		November 2011 Through March 2012

Volume hedged	4,500	1,500	2,500	2,500	1,500

Strike price of call sold	$11.00	$10.00	$11.00	$10.00	$11.00
Strike price of call bought	8.00	7.00	8.00	7.00	8.00
Net cap premium	0.40	0.30	0.36	0.32	0.37

Approximate percent hedged	12%	4%	8%	8%	4%

We have elected to account for these instruments as economic hedges. At March 31, 2010, we recorded the fair value of the derivatives, or $4.8 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three months ended March 31, 2010, we recorded the change in fair value of the instruments, or $3.3 million of expense, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of March 31, 2010.

Fair Value Measurements

We record our financial assets and liabilities, which consist of cash equivalents, short-term investments, and derivative financial instruments that are used to hedge exposures to interest rate and energy risks, at fair value. The fair value hierarchy under U.S. generally accepted accounting principles (GAAP) gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices and third-party valuations utilizing underlying asset assumptions (Level 3). We enter into these hedges with large financial institutions, and we monitor their credit ratings to determine if any adjustments to fair value need to be made. No such adjustments were made in any period presented.

At March 31, 2010, and December 31, 2009, fair value for these financial instruments was determined based on applicable interest rates, such as LIBOR, interest rate curves, and NYMEX price quotations under the terms of the contracts, using current market information as of the reporting date. Our certificates of deposit, interest rate derivatives, and energy derivatives are valued using third-party valuations based on quoted prices for similar assets and liabilities. The following table provides a summary of our assets and liabilities measured at fair value on a recurring basis and the inputs used to develop these estimated fair values under the hierarchy discussed above (dollars in thousands):

	Fair Value Measurements at March 31, 2010, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market accounts (a)	$82,735	$82,735	$—	$—
Certificates of deposit (b)	7,232	—	7,232	—
Interest rate derivatives (c)	13	—	13	—

	$89,980	$82,735	$7,245	$—

Liabilities:
Energy derivatives (d)	$4,777	$—	$4,777	$—

	$4,777	$—	$4,777	$—

	Fair Value Measurements at December 31, 2009, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market accounts (a)	$65,125	$65,125	$—	$—
Certificates of deposit (b)	10,023	—	10,023	—
Interest rate derivatives (c)	163	—	163	—

	$75,311	$65,125	$10,186	$—

Liabilities:
Energy derivatives (d)	$1,447	$—	$1,447	$—

	$1,447	$—	$1,447	$—

(a)	Recorded in “Cash and cash equivalents” on our Consolidated Balance Sheet.

(b)	Recorded in “Short-term investments” on our Consolidated Balance Sheet.

(c)	Recorded in “Other assets” on our Consolidated Balance Sheet.

(d)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

As of March 31, 2010, and December 31, 2009, we did not have any fair value measurements using significant unobservable inputs (Level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments

(dollars in thousands)

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$13	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	4,777

Total derivatives designated as economic hedging instruments		$13		$4,777

Total derivatives		$13		$4,777

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated economic hedging instruments (a)
Interest rate contracts	Other assets	$163	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	1,447

Total derivatives designated as economic hedging instruments		$163		$1,447

Total derivatives		$163		$1,447

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Three Months Ended March 31, 2010
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$(422)	Interest rate contracts	Change in fair value of interest rate derivatives	$(29)

				Natural gas contracts	Materials, labor, and other operating expenses	(3,330)

	$—		$(422)			$(3,359)

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Three Months Ended March 31, 2009
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$(84)	Interest rate contracts	Change in fair value of interest rate derivatives	$(132)

				Natural gas contracts	Materials, labor, and other operating expenses	(2,191)

	$—		$(84)			$(2,323)

(a)	See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

(b)	As of January 1, 2009, we no longer have interest rate derivatives designated as cash flow hedges. During the three months ended March 31, 2010 and 2009, these derivatives were accounted for as economic hedges.

14. New and Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. This ASU amends FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. We adopted this guidance on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations. The detailed Level 3 roll-forward disclosures are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of the Level 3 roll-forward disclosures to have a material impact on our financial position or results of operation.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R) (FASB ASC 810), which amends the consolidation guidance applicable to variable-interest entities (VIEs). This guidance requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We adopted this guidance on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations. During first quarter 2010, we reassessed our primary beneficiary assertion relating to Louisiana Timber Procurement, L.L.C., our only VIE, after Boise Cascade sold all of their remaining interest in us. This analysis did not change our assertions or have a material impact on our financial position or results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

15. Retirement and Benefit Plans

During all of the periods presented, some of our employees participated in our retirement plans. These plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, deferred compensation plans, and postretirement healthcare benefit plans. Compensation expense was calculated based on costs directly attributable to our employees.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss are as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2010	2009	2010	2009

Service cost	$1,508	$1,916	$1	$1
Interest cost	6,346	6,041	8	31
Expected return on plan assets	(5,879)	(5,734)	—	—
Amortization of actuarial (gain) loss	455	83	(139)	—
Amortization of prior service costs and other	13	9	—	—

Company-sponsored plans	2,443	2,315	(130)	32
Multiemployer plans	125	103	—	—

Net periodic benefit cost	$2,568	$2,418	$(130)	$32

During the three months ended March 31, 2010 and 2009, net periodic pension expense included $0.5 million and $0.1 million, respectively, of net loss that was amortized from “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets.

We made a $5.5 million voluntary contribution to our qualified pension plans in March 2010. We estimate that we will be required to contribute approximately $1 million more to our pension plans in 2010, and we may choose to make further voluntary contributions during the year.

16. Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at March 31, 2010, and December 31, 2009.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, of which 84,792,231 shares were issued and outstanding at March 31, 2010. Of these shares outstanding, 4,193,867 shares were restricted stock (discussed below). At December 31, 2009, we had 84,418,691 shares issued and outstanding, of which 6,525,052 shares were restricted stock. The common stock outstanding does not include restricted stock units.

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

Simultaneous with the consummation of our public offering, our then chairman and chief executive officer privately purchased a total of 3,000,000 warrants (the Insider Warrants) at $1.00 per warrant (for an aggregate purchase price of $3,000,000). The amount paid for the Insider Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering, except that the Insider Warrants may not be called for redemption and may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At March 31, 2010, and December 31, 2009, 44,400,000 warrants were outstanding, including 3,000,000 Insider Warrants.

Restricted Stock and Restricted Stock Units

In our consolidated financial statements, we evaluate share-based compensation for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the three months ended March 31, 2010 and 2009, was zero.

Service-Condition Vesting Awards

In March 2010, pursuant to the Plan, we granted 0.2 million shares of restricted stock to our nonemployee directors. The shares will vest fully on March 15, 2011. Any shares not vested on or before March 15, 2011, will be forfeited.

In March 2009, pursuant to the Plan, we granted to directors and members of management 4.6 million shares of restricted stock and 1.2 million restricted stock units (collectively, restricted stock). The 2.0 million shares of restricted stock granted to the directors vested on March 15, 2010. The grants to members of management vested or will vest as follows: one-fifth on March 15, 2010, one-fifth on March 15, 2011, and three-fifths on March 15, 2012. Any shares not vested on or before March 15, 2012, will be forfeited.

In May 2008, directors and members of management were granted awards of 0.4 million and 0.8 million shares, respectively, of restricted stock subject to service-condition vesting. The restricted stock granted to directors vested on March 2, 2009. Additionally, one-third of the management grants subject to service-condition vesting restrictions vested on March 2, 2009. Half of the remaining management grants subject to service-condition vesting restrictions vested on February 28, 2010, and the remaining half will vest on February 28, 2011. Any shares not vested on or before February 28, 2011, will be forfeited.

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

Compensation Expense

We recognize compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During each of the three months ended March 31, 2010 and 2009, we recognized $0.9 million of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income (Loss).

Fair Value Measurement

The fair value of service-condition restricted stock is determined based on the number of shares or units granted and the quoted price of our stock at the date of grant and is expensed on a straight-line basis over the vesting period. The fair value on the date of grant was $5.46 per share for the 2010 restricted stock grant, $0.43 per share for the 2009 grant, and $4.16 per share for the 2008 grant. Compensation expense is adjusted if the service condition is not met.

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

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of March 31, 2010, and December 31, 2009, and changes during the periods ended March 31, 2010, and December 31, 2009 (number of shares and aggregate fair value in thousands):

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value

Outstanding at December 31, 2008 (a)	1,143	$4.16	$4,754	1,916	$1.75	$3,345

Granted	5,841	0.43	2,512	—	—	—
Vested (b)	(604)	4.16	(2,511)	—	—	—
Forfeited	(49)	1.27	(63)	(32)	1.75	(56)

Outstanding at December 31, 2009 (a)(c)	6,331	$0.74	$4,692	1,884	$1.75	$3,289

Granted	200	$5.46	$1,090	—	$—	$—
Vested (b)	(3,005)	0.76	(2,279)	(4)	1.75	(7)
Forfeited	(10)	0.52	(5)	(2)	1.75	(3)

Outstanding at March 31, 2010 (a)(c)	3,516	$0.99	$3,498	1,878	$1.75	$3,279

(a)	Outstanding awards included all nonvested and nonforfeited awards.

(b)	We repurchase for cash any fractional shares as they vest. During the three months ended March 31, 2010, and the year ended December 31, 2009, we repurchased 25.18 shares and 24.33 shares, respectively.

(c)	The remaining weighted average contractual term is approximately 1.3 years for the service-condition awards and 1.0 years for the market-condition awards.

In 2010, employees were given the option to utilize shares to cover minimum tax withholdings upon the vesting of restricted stock. As of March 31, 2010, a total of 220,457 shares and 81,826 units were withheld from employees to cover taxes. The shares were canceled and retired.

At March 31, 2010, we had approximately $3.1 million and $1.0 million, respectively, of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.0 years and 3.0 years for the service-condition and market-condition awards, respectively. Unrecognized compensation expense is calculated net of estimated forfeitures of $0.1 million. During the three months ended March 31, 2010 and 2009, we recognized $0.9 million of compensation expense, $0.6 million of which related to the grant-date fair value of service-condition awards and $0.3 million of which related to the market-condition awards.

Dividends

Our ability to pay dividends is restricted by our Credit Facilities as well as Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends. We have not paid any cash dividends on our common stock to date.

17. Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (dollars in thousands):

	Three Months Ended March 31
	2010	2009

Net income (loss)	$(12,685)	$(916)
Other comprehensive income (loss), net of tax:
Cash flow hedges	259	84
Unfunded accumulated benefit obligation	264	(92)
Unrealized gains on short-term investments	3	—

Comprehensive income (loss)	$(12,159)	$(924)

18. St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon. The restructuring was primarily the result of declining product demand coupled with continuing high costs. We expect to spend approximately $1.6 million in 2010 and $1.0 million in 2011 in decommissioning and other costs. During the three months ended March 31, 2010, we spent $0.1 million in decommissioning costs, and during the three months ended March 31, 2009, we spent $3.2 million in decommissioning costs and $0.4 million in other costs, all of which are recorded in “St. Helens mill restructuring” in our Consolidated Statements of Income (Loss). These expenses are recorded in our Paper segment when the liability is incurred. At March 31, 2010, and December 31, 2009, we had $0.3 million and $0.5 million, respectively, of severance liabilities included in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheets.

19. Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K.

An analysis of operations by segment is as follows (dollars in millions):

Boise Inc.

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended March 31, 2010	Trade	Related Parties	Inter- segment	Total

Paper	$339.3	$—	$14.2	$353.5	$29.9	(a)	$21.5	$51.4	(a)
Packaging	141.9	5.6	0.7	148.2	(5.8	)(a)	9.7	3.9	(a)
Corporate and Other	4.7	2.6	9.2	16.5	(4.8	)(a)	0.9	(3.8	)(a)

	485.9	8.2	24.1	518.2	19.3		32.1	51.5

Intersegment eliminations	—	—	(24.1)	(24.1)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	—		—	—
Loss on extinguishment of debt	—	—	—	—	(22.2	)(a)	—	(22.2	)(a)
Interest expense	—	—	—	—	(16.4)		—	—
Interest income	—	—	—	—	—		—	—

	$485.9	$8.2	$—	$494.1	$(19.3)		$32.1	$29.3

Boise Inc.

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended March 31, 2009	Trade	Related Parties	Inter- segment	Total

Paper	$337.0	$—	$15.0	$352.0	$24.8 (b)	$21.3	$46.1	(b)
Packaging	145.3	11.2	0.6	157.1	1.1 (b)	9.7	10.8	(b)
Corporate and Other	2.6	4.2	8.5	15.3	(5.1)	1.0	(4.2)

	484.9	15.4	24.1	524.4	20.8	32.0	52.7

Intersegment eliminations	—	—	(24.1)	(24.1)	—	—	—
Change in fair value of interest rate derivatives	—	—	—	—	(0.1)	—	—
Interest expense	—	—	—	—	(22.2)	—	—
Interest income	—	—	—	—	0.1	—	—

	$484.9	$15.4	$—	$500.3	$(1.5)	$32.0	$52.7

(a)	Included $0.1 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

Included $3.3 million of expense related to the change in fair value of energy hedges, of which $2.8 million was recorded in the Paper segment and $0.5 million was recorded in the Packaging segment.

Included $22.2 million of noncash expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(b)	Included $3.6 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens mill.

Included $2.2 million of expense related to the change in fair value of energy hedges, $1.8 million of which was recorded in the Paper segment and $0.4 million in the Packaging segment.

(c)	EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate derivatives, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA (dollars in millions):

	Three Months Ended March 31
	2010	2009

Net income (loss)	$(12.7)	$(0.9)
Change in fair value of interest rate derivatives	—	0.1
Interest expense	16.4	22.2
Interest income	—	(0.1)
Income tax provision (benefit)	(6.6)	(0.6)
Depreciation, amortization, and depletion	32.1	32.0

EBITDA	$29.3	$52.7

20. Alternative Fuel Mixture Credits Receivable

The U.S. Internal Revenue Code allowed an excise tax credit for taxpayers using alternative fuels in the taxpayer’s trade or business. As of December 31, 2009, we recorded a receivable of $56.6 million in “Receivables, Other” on our Consolidated Balance Sheet for alternative fuel mixture credits. We received this credit in March 2010 after we filed our 2009 federal income tax return. The credits expired on December 31, 2009.

21. Commitments and Guarantees

Commitments

We have financial commitments for lease payments and for the purchase of logs, wood fiber, and utilities. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities.

These agreements are discussed in Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K. At March 31, 2010, there have been no material changes to our commitments outside of the normal course of business, except as disclosed in Note 12, Debt.

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

22. Legal Proceedings and Contingencies

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2009 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC).

We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Inc. or “the Company,” “we,” “us,” or “our” is a large, diverse United States-based manufacturer of packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp. We own pulp and paper mill operations in the following locations: Jackson, Alabama; International Falls, Minnesota; St. Helens, Oregon; and Wallula, Washington, all of which manufacture uncoated freesheet paper. We also own a mill in DeRidder, Louisiana, which produces containerboard (linerboard) as well as newsprint. Additionally, we have a network of five corrugated container plants located in the Pacific Northwest, a corrugated sheet plant in Nevada, and a corrugated sheet feeder plant in Texas.

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

Paper. Our Paper segment manufactures and sells a range of papers, including communication-based papers, packaging-demand-driven papers, and market pulp. Our communication-based papers include cut-size office papers and printing and converting papers (including envelope, form, and commercial printing papers). Our packaging-demand-driven papers include label and release, corrugating medium, and flexible packaging papers. We ship to customers both directly from our mills and through distribution centers. During the three months ended March 31, 2010, approximately 40% of our uncoated freesheet paper sales volume, including approximately 63% of our office papers sales volume, was sold to OfficeMax.

Packaging. Our Packaging segment manufactures and sells corrugated containers and sheets as well as linerboard and newsprint. We also operate five corrugated container plants in the Northwest, a sheet plant in Reno, Nevada, and a sheet feeder plant in Waco, Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Corrugated sheets are sold primarily to converting operations, which finish the sheets into corrugated container products.

Corporate and Other. Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the three months ended March 31, 2010, segment sales related primarily to our rail and truck businesses were $16.5 million.

From February 22, 2008, through early March 2010, Boise Cascade, L.L.C. (Boise Cascade) held a significant interest in us, and our transactions with Boise Cascade were related-party transactions. In early March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party.

We are party to an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2012. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the three months ended March 31, 2010, we recorded $2.3 million in “Sales, Related parties.”

Debt Refinancing

On March 19, 2010, Boise Paper Holdings, L.L.C. (Boise Paper Holdings) and Boise Co-Issuer Company, two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 8% senior notes due on April 1, 2020 (the 8% Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Senior Notes pay interest semiannually in arrears on April 1 and October 1, commencing on October 1, 2010.

Following the sale of the 8% Senior Notes, we used the net proceeds of the sale, as well as cash on hand, to repay the Tranche B term loan facility plus accrued and unpaid interest at par. Upon the repayment of all of the indebtedness outstanding under the Tranche B term loan facility, such debt was canceled.

Through this refinancing, we replaced our variable-rate debt due in 2014 with fixed-rate debt due in 2020, thereby extending maturities, fixing interest rates, and increasing our financial flexibility.

Recent Trends and Operational Outlook

The U.S. economy continued to show signs of improvement in first quarter 2010, following gross domestic product growth in the second half of 2009. However, U.S. consumers still face high unemployment, falling home prices, tight credit conditions, and high debt levels. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations, and financial position.

U.S. industry demand for uncoated freesheet improved in first quarter 2010, compared with prior-year levels. According to the American Forest & Paper Association (AF&PA), year-to-date 2010 U.S. industry shipments through March improved 2.6%, compared with the same period in 2009, and March 2010 industry operating rates in the U.S. were at 91%, according to the most recent data available. Demand for commodity communication papers has been negatively affected by weak macroeconomic conditions and the longer-term secular shift to electronic media for communications. Demand for printing and converting products has also been negatively affected by these factors and by the decline in direct-mail advertising. However, despite these trends, compared with prior years, U.S. uncoated freesheet inventories remained low at approximately 895,000 short tons in March 2010.

Sales prices for our uncoated freesheet papers improved in first quarter 2010, compared with fourth quarter 2009. During the quarter, we implemented a $40-per-short-ton price increase across most of our uncoated freesheet grades, including cut-size office papers, offset, and midweight opaque grades. In April 2010, we announced a $60-per-short-ton price increase effective in May 2010 across the majority of our uncoated office papers and printing and converting grades. There is no assurance the announced price increase will be fully realized. Since a large portion of our cut-size office paper is sold to OfficeMax under a contract whereby the price OfficeMax pays is determined by a published index, changes in price for this product sold to OfficeMax tend to lag behind the general market by approximately 60 days.

U.S. industry containerboard demand improved in first quarter 2010, compared with 2009. Industry box shipments in the U.S. increased 6.8% in March 2010, compared with March 2009, and industry operating rates were at 94%, according to AF&PA. Total U.S. containerboard inventories declined to 2.1 million short tons in March 2010, compared with 2.4 million short tons in March 2009.

Recent linerboard pricing trends have shown improvement. In January 2010, we implemented a $50-per-short-ton and $70-per-short-ton price increase for domestic linerboard sales in the eastern and western U.S., respectively. In April, we announced an additional $60-per-short-ton increase for domestic linerboard sales. These price increases are being passed through to corrugated products as markets and contracts allow. There is no assurance the announced price increase will be fully realized. Packaging demand in agriculture, food, and beverage markets, which has historically been less correlated to broad economic activity, improved in first quarter 2010, compared with first quarter 2009. These markets constitute just over half of our corrugated product end-use markets. Demand in our industrial markets and containerboard export markets is more closely aligned with general economic activity and improved, compared with first quarter 2009.

In first quarter 2010, we experienced a seasonal increase in consumption of energy, driven by colder winter weather. Overall fiber prices increased primarily as a result of increased pulp costs and wet weather in Alabama. Nearly all of our fiber needs in our Packaging segment are supplied by wood fiber; accordingly, we have been only modestly affected by the rising prices for recycled fiber.

During first quarter 2010, we performed our scheduled annual maintenance outage at our DeRidder, Louisiana, paper mill. During second quarter 2010, we have scheduled maintenance outages at our International Falls, Minnesota, and Wallula, Washington, paper mills.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Competing technologies that affect the demand for our products.

•	Labor and personnel relations.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, wood fiber, energy, and chemicals.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Major equipment failure.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	Our customer concentration and the ability of our customers to pay.

•	The other factors described in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K.

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

•

A large share of the demand for corrugated containers and, therefore, containerboard is driven by unprocessed and processed food production and manufacturing, specifically the manufacture of nondurable goods. In addition, inventory stocking or liquidation of these goods has an impact, as do currency exchange rates that affect the cost competitiveness of foreign manufacturers.

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

Over the last five years, North American uncoated freesheet, containerboard, and newsprint capacities declined approximately 22%, 1%, and 32%, respectively, according to Resource Information Systems Inc. (RISI). Further capacity closures and conversions have been announced for 2010. New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill.

Industry supply of paper is also influenced by the level of imports and by overseas production capacity, which has grown over the past decade. According to RISI, North American uncoated freesheet imports increased during the first two months of 2010, compared with the same period in 2009. Exports have increased at a greater rate over the time period, mitigating the impact of increased imports.

Operating Costs

The major costs of production are fiber, energy, chemicals, and labor. The relative size of these costs varies by segment. Given the significance of raw material and energy costs to total operating expenses and the limited ability to control these costs, compared with other operating costs, volatility in these costs can materially affect operating margins. In addition, the timing and degree of price cycles for raw materials and energy differ with respect to each type of raw material and energy used.

Fiber. The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs from related parties, for each of the periods listed below:

	Three Months Ended March 31
	2010	2009

Paper	32%	27%
Packaging	17%	15%

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

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of supply and demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased in first quarter 2010, compared with 2009. Higher diesel costs increase the cost of harvesting and transporting wood to the mills, affecting fiber costs in all of our regions.

In Minnesota, overall fiber costs increased in first quarter 2010, compared with first quarter 2009, driven by higher prices for purchased pulp and by higher consumption of purchased pulp as a result of increased production and sales volumes. The cost associated with greater consumption was offset partially by lower prices for wood. Wood fiber prices in the region declined, compared with first quarter 2009, primarily as a result of continued curtailment of oriented strand board production in the region.

In the Pacific Northwest, fiber costs increased in first quarter 2010, compared with first quarter 2009, due to increased prices for purchased pulp at our St. Helens mill and higher overall consumption of fiber as a result of increased production and sales volumes. Increased use of whole-log chipping, which provides more flexibility in sourcing our fiber needs and reduces our dependence on residual fiber, also contributed to increased fiber costs.

In the South, during first quarter 2010, fiber costs at our DeRidder mill increased overall, compared with first quarter 2009, due to increased overall fiber consumption as a result of increased sales and production volumes. This was offset partially by modestly lower wood fiber prices. In our Alabama operating region, fiber costs increased in first quarter 2010, compared with first quarter 2009, driven by increased wood and purchased pulp prices as a result of wet weather in the region and by higher contractual pulp prices due to higher prevailing pulp prices.

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

Energy. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. Currently, energy prices are favorable, compared with historical averages. In first quarter 2010, energy costs were higher, compared with first quarter 2009, due mainly to seasonal increases in consumption as a result of exceptionally cold winter weather. Under normal operations, and assuming that the D-2 newsprint machine is not operating, we expect to consume approximately 12 million mmBtu (millions of British thermal units) of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, in each of the periods listed below:

	Three Months Ended March 31
	2010	2009

Paper	15%	16%
Packaging	14%	14%

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of March 31, 2010, we had entered into derivative instruments related to approximately 50% of our forecasted natural gas purchases for April 2010 through October 2010, approximately 27% of our forecasted natural gas purchases for November 2010 through March 2011, approximately 19% of our forecasted natural gas purchases for April 2011 through October 2011, and approximately 4% of our forecasted natural gas purchases for November 2011 through March 2012. At March 31, 2010, these derivatives included three-way collars and call spreads.

We have elected to account for these instruments as economic hedges. At March 31, 2010, we recorded the fair value of the derivatives, or $4.8 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three months ended March 31, 2010 and 2009, we recorded the change in fair value of the instruments, or $3.3 million and $2.2 million of expense, respectively, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for each of the periods listed below:

	Three Months Ended March 31
	2010	2009

Paper	14%	14%
Packaging	5%	6%

Total chemical costs in first quarter 2010 were lower, compared with first quarter 2009, as a result of lower prevailing prices for many of our commodity chemical inputs. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases. Many of these contracts are renegotiated annually.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. As of March 31, 2010, we had approximately 4,100 employees. Approximately 60% of these employees work pursuant to collective bargaining agreements. As of March 31, 2010, approximately 33% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; Jackson, Alabama; St. Helens, Oregon; and Nampa, Idaho. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW) expired in March 2009 and was terminated by the AWPPW in October 2009. In February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously, and we declared an impasse in the bargaining process and implemented the terms of the last contract offer. Our potential inability to reach a mutually acceptable labor contract at Wallula, or at any of our other facilities, could result in, among other things, strikes or other work stoppages or slowdowns by the affected employees. We are currently negotiating the labor contract at our mill in DeRidder, Louisiana (387 employees represented by the United Steelworkers), which expired in February 2010, and at our mill in St. Helens, Oregon (122 employees represented by the AWPPW), which expired in March 2010.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the Acts) became law. Based on our preliminary review, the Acts do not appear to create any substantial, immediate costs for us. Because we do not provide retirees with post-65 medical coverage, the elimination of the tax deduction related to the Medicare Part D subsidy in the Patient Protection and Affordable Care Act will not affect our financial statements. We are continuing to evaluate the effect, if any, of the Acts on our financial position and results of operations. Given the scope and complexity of the legislation, it is difficult to predict its future impact.

Our Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the three months ended March 31, 2010 and 2009 (dollars in millions, except percent-of-sales data):

	Three Months Ended March 31
	2010	2009
Sales
Trade	$485.9	$484.9
Related parties	8.2	15.4

	494.1	500.3

Costs and expenses
Materials, labor, and other operating expenses	408.5	413.2
Fiber costs from related parties	9.8	5.7
Depreciation, amortization, and depletion	32.1	32.0
Selling and distribution expenses	13.7	13.8
General and administrative expenses	11.6	10.4
St. Helens mill restructuring	0.1	3.6
Other (income) expense, net	(0.3)	0.2

	475.5	478.9

Income from operations	$18.6	$21.4

Sales
Trade	98.3%	96.9%
Related parties	1.7	3.1

	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	82.7%	82.6%
Fiber costs from related parties	2.0	1.1
Depreciation, amortization, and depletion	6.5	6.4
Selling and distribution expenses	2.8	2.8
General and administrative expenses	2.3	2.1
St. Helens mill restructuring	—	0.7
Other (income) expense, net	(0.1)	—

	96.2%	95.7%

Income from operations	3.8%	4.3%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three months ended March 31, 2010 and 2009 (in thousands of short tons and dollars per short ton, except corrugated containers and sheets):

	Three Months Ended March 31
	2010	2009
Sales Volumes

Paper
Uncoated freesheet	312	303
Containerboard (medium)	32	30
Market pulp	18	7

	362	340

Packaging
Containerboard (linerboard)	62	38
Newsprint	54	60
Corrugated containers and sheets (mmsf)	1,616	1,418

Sales Prices

Paper
Uncoated freesheet	$941	$981
Containerboard (medium)	408	469
Market pulp	496	383

Packaging
Containerboard (linerboard)	$296	$352
Newsprint	442	588
Corrugated containers and sheets ($/msf)	53	60

Operating Results

The following presents a discussion of sales and costs for the three months ended March 31, 2010, compared with the same period in 2009.

Three Months Ended March 31, 2010, Compared With the Three Months Ended March 31, 2009

Sales

For the three months ended March 31, 2010, total sales decreased $6.2 million, or 1%, to $494.1 million from $500.3 million for the three months ended March 31, 2009. The decrease was driven primarily by lower sales prices in both the Paper and Packaging segments, offset partially by higher sales volumes.

Paper. Sales increased $1.5 million to $353.5 million from $352.0 million for the three months ended March 31, 2009. The increase was driven primarily by a 3% increase in uncoated freesheet sales volumes, as market conditions improved and less market downtime was taken in first quarter 2010, compared with first quarter 2009. Sales volumes for uncoated freesheet premium and specialty grades increased 12%, compared with first quarter 2009, driven primarily by a17% growth in sales volumes in our label and release, flexible packaging, and premium office papers. Sales volumes of commodity grades declined 1%. Increased sales volumes were offset partially by lower prices. Overall uncoated freesheet net sales prices decreased 4%, compared with 2009, as both commodity and premium and specialty uncoated freesheet net sales prices decreased, compared with the prior-year period.

Packaging. Sales decreased $8.9 million, or 6%, to $148.2 million from $157.1 million for the three months ended March 31, 2009. The decrease was driven primarily by lower prices for segment linerboard, newsprint, and corrugated products. Net sales prices for segment linerboard declined 16%, newsprint net sales prices declined 25%, and corrugated products net sales prices decreased 12%, compared with the prior-year period. Lower sales volumes for newsprint also contributed to reduced segment sales. In April 2009, we indefinitely idled our D-2 newsprint machine in DeRidder, Louisiana. These sales price declines were offset partially by increased sales volumes of segment linerboard and corrugated products. Sales volumes of segment linerboard increased 62%, and sales volumes of corrugated containers and sheets improved 14% due to improved market conditions and increased sheet sales from our sheet feeder in Texas.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, decreased $0.6 million to $418.3 million for the three months ended March 31, 2010, compared with $418.9 million for the three months ended March 31, 2009. The decrease was driven primarily by lower prices for energy and chemicals, compared with first quarter 2009, offset partially by increased fiber costs and increased maintenance costs at our DeRidder mill during the annual maintenance outage.

Fiber, energy, and chemical costs were $115.5 million, $63.4 million, and $49.1 million, respectively, for the three months ended March 31, 2010, and $94.1 million, $60.8 million, and $50.8 million, respectively, for the three months ended March 31, 2009. This represents a cost increase of $22.3 million for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. This increase was driven primarily by increased costs for fiber as a result of higher consumption and higher purchased pulp prices. Increased consumption was driven primarily by higher sales and production volumes. These costs were offset partially by lower prices for energy and chemicals.

Fiber costs increased $17.3 million in our Paper segment and $4.1 million in our Packaging segment, compared with the three months ended March 31, 2009, due primarily to increased fiber consumption as a result of increased sales and production volumes, increased purchased pulp prices, and increased wood prices in our Alabama operating region due to wet weather, which adds to the cost of procuring and delivering wood fiber.

Compared with the three months ended March 31, 2009, energy costs increased $0.3 million in our Paper segment and $2.3 million in our Packaging segment, due primarily to increased consumption of energy as a result of colder winter weather and increased production, offset partially by lower prices for fuel and electricity.

Chemical costs decreased $0.1 million in our Paper segment and $1.6 million in our Packaging segment, compared with the three months ended March 31, 2009, due primarily to lower prices for chemical inputs.

Depreciation, amortization, and depletion for the three months ended March 31, 2010, was $32.1 million, compared with $32.0 million for the three months ended March 31, 2009.

Selling and distribution expenses decreased $0.1 million to $13.7 million for the three months ended March 31, 2010, compared with $13.8 million for the three months ended March 31, 2009.

General and administrative expenses increased $1.2 million, or 11%, to $11.6 million for the three months ended March 31, 2010, compared with $10.4 million for the three months ended March 31, 2009. As a percentage of sales, general and administrative expenses increased to 2.3% for the three months ended March 31, 2010, compared with 2.1% for the three months ended March 31, 2009.

St. Helens Mill Restructuring. The three months ended March 31, 2010, include $0.1 million of costs associated with the restructuring of our St. Helens paper mill, compared with $3.6 million for the three months ended March 31, 2009. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs included decommissioning costs and other costs related to the restructuring of the mill.

Other (Income) Expense. “Other (income) expense, net” includes miscellaneous income and expense items. For the three months ended March 31, 2010, we had $0.3 million of other income, and for the three months ended March 31, 2009, we had $0.2 million of other expense.

Income From Operations

Income from operations for the three months ended March 31, 2010, decreased $2.8 million to $18.6 million, compared with $21.4 million for the three months ended March 31, 2009. This decrease was driven primarily by lower sales prices, offset partially by higher sales volumes and lower overall costs.

Paper. Segment income increased $5.1 million to $29.9 million for the three months ended March 31, 2010, compared with $24.8 million for the three months ended March 31, 2009. This increase was due primarily to increased sales volumes and reduced energy and chemical costs, offset partially by lower sales prices and increased fiber costs.

Packaging. Segment income decreased $6.9 million to a $5.8 million loss for the three months ended March 31, 2010, compared with $1.1 million of income for the three months ended March 31, 2009. This decrease was due primarily to lower sales prices and additional maintenance costs as a result of a more extensive annual outage at DeRidder in first quarter 2010. This decrease was offset partially by increased sales volumes and reduced chemical prices.

Other

Foreign exchange gain (loss). For the three months ended March 31, 2010, foreign exchange gain was $0.7 million, compared with a loss of $0.7 million for the three months ended March 31, 2009. This increase was due primarily to a weakening of the U.S. dollar, compared with other global currencies, particularly the Canadian dollar.

Interest expense. For the three months ended March 31, 2010 and 2009, interest expense was $16.4 million and $22.2 million, respectively, which includes interest on our debt obligations as well as the amortization of deferred financing fees and other. Interest expense decreased period over period due to our reduced principal balances. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income. For the three months ended March 31, 2010 and 2009, interest income was immaterial.

Income taxes. For the three months ended March 31, 2010, we recorded $6.6 million of income tax benefits and had an effective tax benefit rate of 34.3%. For the three months ended March 31, 2009, we recorded $0.6 million of income tax benefits.

Liquidity and Capital Resources

We believe that our cash flows from operations, as well as our available borrowing capacity under our $250.0 million revolving credit facility should be adequate to provide cash as required to support our ongoing operations, capital expenditures, and debt service obligations for the next 12 months.

If a contractually committed lender fails to honor its commitment under the $250.0 million revolving credit facility, the other lenders would remain committed for their portion of the total facility. A total of 12 lenders participated in the revolving credit facility at March 31, 2010, and the largest single commitment under the revolving credit facility was $100 million. At March 31, 2010, we did not have any borrowings outstanding under the revolving credit facility. Thus, at March 31, 2010, our aggregate liquidity from unused borrowing capacity under the revolving credit facility totaled $227.9 million, net of outstanding letters of credit of $22.1 million. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness according to its terms or to fund our other liquidity needs.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, compensation, energy, chemicals, and interest. For the three months ended March 31, 2010, our operating activities provided $68.0 million of cash, compared with $85.7 million for the same period of 2009. Relative to 2009, cash provided by operations was positively affected by the receipt of alternative fuel mixture credits and negatively affected by an increased net loss, lower favorable changes in working capital, and our qualified pension plan contribution. Working capital levels in first quarter 2009 were affected by the restructuring of our St. Helens mill and associated inventory liquidation, which reduced working capital levels during that period.

2010

In 2010, favorable changes in working capital provided $29.5 million of cash from operations, compared with $44.7 million of cash provided from operations in 2009. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

The $29.5 million of cash provided by favorable changes in working capital is attributable primarily to decreases in receivables, offset partially by decreases in accounts payable and accrued liabilities. The primary reason for the decrease in receivables is related to the first quarter 2010 collection of the $56.6 million alternative fuel mixture credit receivable. Accounts payable and accrued liabilities decreased in part as a result of the payment of 2009 short-term incentive compensation during first quarter 2010.

2009

During first quarter 2009, favorable changes in working capital provided $44.7 million of cash from operations. This increase was due primarily to decreases in receivables and inventories, offset partially by decreases in accounts payable and accrued liabilities. Decreases in receivable levels provided $38.8 million of cash from operations, which was attributable primarily to lower sales levels. Decreases in inventory levels provided $25.3 million of cash from operations. Inventory volumes and levels were down due primarily to lower production levels and our restructuring activities at the St. Helens mill. Lower levels of accounts payable and accrued liabilities used $19.6 million of cash from operations, attributable to decreased levels of trade payables across all of our segments. These decreases were primarily a result of lower raw material and supply purchases due to reduced production.

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

For the three months ended March 31, 2010, we sold 312,000 short tons of uncoated freesheet, 62,000 short tons of linerboard to third parties, 1.6 billion square feet of corrugated products, 54,000 short tons of newsprint, and 19,000 short tons of market pulp. A $10-per-short-ton price change in uncoated freesheet would have affected our revenue by approximately $13 million annually. A $10-per-short-ton price change in linerboard sold to third parties would have affected our revenue by approximately $3 million annually, and a $10-per-short-ton price change in newsprint would have affected our revenue by approximately $2 million. For corrugated sheets and containers a $1-per-thousand-square-feet change in pricing affects our sales revenue by approximately $6 million.

Selling prices for uncoated freesheet, corrugated containers and sheets, linerboard, and newsprint declined, while selling prices for pulp improved, for the three months ended March 31, 2010, compared with the same period in 2009. Sales volumes for all product lines, except newsprint, increased due to improved market conditions. Newsprint volumes declined as a result of a continuing decline in demand in the U.S. markets and the idling of our D-2 newsprint machine. Average net selling prices for uncoated freesheet papers declined $40 per short ton, or 4%, to $941 per short ton for the three months ended March 31, 2010, compared with $981 per short ton for the three months ended March 31, 2009. During the three months ended March 31, 2010, we took no market-related downtime in uncoated freesheet production, compared with approximately 30,000 short tons of market-related downtime in the three months ended March 31, 2009. Corrugated container and sheet prices declined $7 per msf, or 12%, to $53 per msf for the three months ended March 31, 2010, compared with $60 per msf for the three months ended March 31, 2009. Linerboard net selling prices to third parties declined $56 per short ton, or 16%, to $296 per short ton for first quarter 2010, compared with $352 per short ton for first quarter 2009, due primarily to weak market conditions in first quarter 2010 relative to first quarter 2009. Newsprint prices decreased $146 per short ton, or 25%, to $442 per short ton for the three months ended March 31, 2010, compared with $588 per short ton for the same period in 2009, due to lower demand. During the three months ended March 31, 2010, we did not take any market-related downtime in linerboard or newsprint production, compared with 31,000 short tons of market-related downtime in linerboard production and approximately 52,000 short tons of market-related downtime in newsprint during the same period in 2009.

Uses of cash flows for operating activities

Our primary uses of cash are for expenses related to the manufacture of packaging and paper products, including fiber, compensation, energy, and chemicals. Other significant uses of cash are for interest expense, pension contributions, taxes, and increases in working capital, including increases in receivables from sales of our products, increases in inventory, increases in prepaid expenses, reductions in accounts payable, and other accrued liabilities.

Fiber costs for first quarter 2010 were $115.5 million, an increase of $21.4 million, or 23%, compared with costs of $94.1 million for the same period in 2009, due primarily to increased consumption of fiber as a result of increased sales and production volumes, increased purchased pulp prices, and increased wood prices in our Alabama operating region due to wet weather, which adds to the cost of procuring and delivering wood. A 1% change in fiber costs affects our financial results by approximately $4 million annually.

Energy costs for first quarter 2010 were $63.4 million, an increase of $2.6 million, or 4%, compared with costs of $60.8 million for the same period in 2009, driven primarily by increased consumption of energy as a result of colder winter weather and expanded production, offset partially by lower prices for fuel and electricity. Natural gas is a significant component of our energy costs. A $1-per-mmBtu change in our natural gas prices affects our financial results by approximately $12 million annually.

Chemical costs for first quarter 2010 were $49.1 million, a decrease of $1.7 million, or 3%, from costs of $50.8 million for first quarter 2009, due primarily to lower prices for chemical inputs. A 1% change in chemical prices affects our financial results by approximately $2 million annually.

Labor costs related to the production of our products recorded in “Materials, labor, and other operating expenses” were $69.4 million in first quarter 2010 and 2009. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time. While we believe we have good labor relations, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

The weak macroeconomic conditions, significant decline in global equity markets, and turmoil in credit markets caused our pension investment portfolio to suffer significant losses through the end of first quarter 2009. A rebound occurred in the financial markets during 2009 and first quarter 2010, and as of March 31, 2010, our pension assets had increased to a market value of $315 million, compared with $248 million at December 31, 2008. While the Worker, Retiree, and Employee Recovery Act (WRERA) of 2008 provides some relief as to the timing of our required future cash contributions, we may make material contributions to our pension plans in future years. In March 2010, we made a $5.5 million voluntary cash contribution to our qualified pension plans. Assuming a rate of return on plan assets of 7.25% in 2010 and 2011, and that minimum contributions are made in both years, we estimate that we will be required to contribute an additional $1 million in 2010 and approximately $21 million in 2011. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending on the effect of these and other factors. Changes in the financial markets may require us to make larger contributions to our pension plans than previously anticipated. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years.

Investment Activities

Cash investing activities used $10.8 million for the three months ended March 31, 2010, compared with $18.1 million used for the same period in 2009.

Cash capital expenditures for property, plant, and equipment for the three months ended March 31, 2010, were $14.7 million. Cash capital expenditures for property, plant, and equipment for the three months ended March 31, 2009, were $17.2 million.

Cash investing activities for the three months ended March 31, 2010, also included $2.4 million for purchases of short-term investments and $5.2 million of maturities of short-term investments, which consisted of funds invested in certificates of deposit insured by the Federal Deposit Insurance Corporation.

We expect capital expenditures in 2010 to total approximately $100 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2010 will be for cost savings, business improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our efficiency projects are focused on opportunities to improve our energy efficiency. We expect to spend approximately $1.4 million in 2010 for this purpose.

Financing Activities

Cash used for financing activities was $35.5 million for the three months ended March 31, 2010, compared with $62.6 million of cash used for financing activities for the same period in 2009. Financing activities for the three months ended March 31, 2010, reflect $323.7 million of debt repayments, $300.0 million of debt issuances, and $11.8 million of cash paid for deferred financing fees. Under our $250 million revolving credit facility, $227.9 million was available at March 31, 2010. Cash used by financing activities for the three months ended March 31, 2009, reflects $72.6 million of debt repayments.

We lease our distribution centers, as well as other property and equipment, under operating leases. These operating leases are not included in debt; however, they represent a commitment. Obligations under operating leases are shown in the “Contractual Obligations” section of “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Our expected debt service obligation, assuming interest rates remain at March 31, 2010, levels, is estimated to be approximately $54.7 million for the remainder of 2010 and $102.1 million for 2011, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $1.9 million per year (based on debt levels and interest rates as of March 31, 2010).

The following discusses our debt structure in more detail.

At March 31, 2010, and December 31, 2009, our long-term debt and the interest rates on that debt were as follows (dollars in millions):

	March 31, 2010		December 31, 2009
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$—	—%
Tranche A term loan, due 2013	192.2	3.00%	203.7	3.25%
Tranche B term loan, due 2014	—	—%	312.2	5.75%
9% senior notes, due 2017	300.0	9.00%	300.0	9.00%
8% senior notes, due 2020	300.0	8.00%	—	—%
Current portion of long-term debt	(16.7)	3.00%	(30.7)	3.97%

Long-term debt, less current portion	775.5	7.25%	785.2	6.41%
Current portion of long-term debt	16.7	3.00%	30.7	3.97%

	$792.2	7.17%	$815.9	6.32%

As of March 31, 2010, our debt consisted of the following:

•

The Revolving Credit Facility: A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus an applicable margin, which is currently 275 basis points, or a calculated base rate plus an applicable margin, which is currently 175 basis points (collectively with the Tranche A term loan facility, the Credit Facilities).

•

The Tranche A Term Loan Facility: A five-year amortizing senior secured loan facility with interest at LIBOR plus an applicable margin, which is currently 275 basis points, or a calculated base rate plus an applicable margin, which is currently 175 basis points. The Tranche A term loan facility was originally issued at $250.0 million. At December 31, 2009, our LIBOR applicable margin was 300 basis points and our calculated base rate applicable margin was 200 basis points.

•	The 9% Senior Notes: An eight-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 9%.

•	The 8% Senior Notes: A ten-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 8%.

The Credit Facilities are secured by a first-priority lien on all of the assets of our subsidiaries that guarantee or are borrowers, and in the event of default, the lenders generally would be entitled to seize the collateral. All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a calculated base rate or adjusted Eurodollar rate. The calculated base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. The adjusted Eurodollar rate means LIBOR rounded to the nearest 1/16 of 1.0% and adjusted for any applicable reserve requirements. In addition to paying interest, we pay a commitment fee to the lenders under the revolving credit facility at a rate of 0.375% per annum times the daily average undrawn portion of the revolving credit facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. We also pay letter of credit fees of 275 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

At March 31, 2010, and December 31, 2009, we had no borrowings outstanding under the revolving credit facility. For the three months ended March 31, 2010, and the year ended December 31, 2009, the average interest rates for our borrowings under our revolving credit facility were 0.0% and 3.7%, respectively. The minimum and maximum borrowings under the revolving credit facility were zero for the three months ended March 31, 2010, and zero and $60.0 million for the year ended December 31, 2009. The weighted average amount of borrowings outstanding under the revolving credit facility during the three months ended March 31, 2010 and 2009, was zero and $28.1 million, respectively. At March 31, 2010, we had availability of $227.9 million, which is net of outstanding letters of credit of $22.1 million.

Debt Refinancing

On March 19, 2010, Boise Paper Holdings and Boise Co-Issuer Company (together, the 8% Senior Note Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 8% Senior Notes due on April 1, 2020, through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Senior Notes pay interest semiannually in arrears on April 1 and October 1, commencing on October 1, 2010. As a result of this refinancing, we extended the maturity of our debt and fixed our interest rates.

Following the sale of the 8% Senior Notes, we used the net proceeds of the sale, as well as cash on hand, to repay the Tranche B term loan facility plus accrued and unpaid interest at par. Upon the repayment of all of the indebtedness outstanding under the Tranche B term loan facility, such debt was canceled.

The issuance of the 8% Senior Notes and the repayment of our Tranche B term loan facility represented a substantial modification to our debt structure. Therefore, we wrote off $22.2 million of previously unamortized deferred financing costs for the Tranche B term loan facility in “Loss on extinguishment of debt” in our Consolidated Statements of Income (Loss). We recorded $11.8 million of new deferred financing costs related to the March 2010 debt refinancing.

In connection with the issuance of the 8% Senior Notes, the 8% Senior Notes Issuers and BZ Intermediate Holdings LLC (Holdings), a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 8% Senior Notes Guarantors) entered into the 8% Senior Notes Registration Rights Agreement, dated as of March 19, 2010. The 8% Senior Notes Registration Rights Agreement requires us to register under the Securities Act the 8% Senior Notes due in 2020 (the 8% Exchange Notes) having substantially identical terms to the 8% Senior Notes and to complete an exchange of the privately placed 8% Senior Notes for the publicly registered 8% Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 8% Senior Notes. If we fail to satisfy these obligations by March 19, 2011, we will pay additional interest up to 1% per annum to holders of the 8% Senior Notes.

The 8% Senior Notes are senior unsecured obligations and rank equally with all of the Issuers’ present and future senior indebtedness, senior to all of their future subordinated indebtedness, and effectively subordinated to all of our present and future senior secured indebtedness (including all borrowings with respect to the Credit Facilities to the extent of the value of the assets securing such indebtedness).

Debt Restructuring

On October 26, 2009, Boise Paper Holdings and Boise Finance Company (together, the 9% Senior Notes Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 9% senior notes due on November 1, 2017 (the 9% Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 9% Senior Notes pay interest semiannually in arrears on May 1 and November 1, commencing on May 1, 2010.

In connection with the issuance of the 9% Senior Notes, the 9% Senior Notes Issuers and Holdings, (together the 9% Senior Notes Guarantors) entered into the 9% Senior Notes Registration Rights Agreement, dated as of October 26, 2009. The 9% Senior Notes Registration Rights Agreement requires us to register under the Securities Act the 9% Senior Notes due in 2017 (the 9% Exchange Notes) having substantially identical terms to the 9% Senior Notes and to complete an exchange of the privately placed 9% Senior Notes for the publicly registered 9% Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 9% Senior Notes. If we fail to satisfy these obligations by October 26, 2010, we will pay additional interest up to 1% per annum to holders of the 9% Senior Notes.

The 9% Senior Notes are senior unsecured obligations and rank equally with all of the Issuers’ present and future senior indebtedness, senior to all of their future subordinated indebtedness, and effectively subordinated to all of our present and future senior secured indebtedness (including all borrowings with respect to the Credit Facilities to the extent of the value of the assets securing such indebtedness).

Covenants

The Credit Facilities require Holdings and its subsidiaries to maintain financial covenant ratios. We are required to have a total leverage ratio of less than 4.75:1.00, stepping down to 4.50:1.00 at September 30, 2011, and a secured leverage ratio of 3.25:1.00, stepping down to 3.00:1.00 at September 30, 2011. The total leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total net debt as defined in our Credit Facilities debt agreement as of such day to (ii) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period ending on such date. The Credit Facilities secured leverage ratio is defined in our First Amendment to our loan agreement as the ratio as of the last day of any fiscal quarter of (i) consolidated first lien secured total net debt as defined in our credit agreement amendments as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. The Credit Facilities also limit the ability of Holdings and its subsidiaries to make capital expenditures, generally to $150 million per year.

The 9% and 8% Senior Notes indenture agreements contain covenants which, subject to certain exceptions, limit the ability of the 9% and 8% Senior Notes Issuers and the 9% and 8% Senior Notes Guarantors to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates, and create liens on assets of the 9% and 8% Senior Notes Issuers or 9% and 8% Senior Notes Guarantors. Upon a change of control, the 9% and 8% Senior Notes Issuers must offer to repurchase the 9% and 8% Senior Notes at 101% of the principal amount, plus accrued and unpaid interest. If the 9% and 8% Senior Notes Issuers sell certain assets and do not use the proceeds from such sales for specified purposes, they must offer to repurchase the 9% and 8% Senior Notes at 100% of the principal amount, plus accrued and unpaid interest.

Guarantees

Our obligations under our Credit Facilities are guaranteed by each of Boise Paper Holdings’ existing and subsequently acquired domestic subsidiaries (collectively, the Credit Facility Guarantors). The Credit Facilities are secured by a first-priority security interest in substantially all of the real, personal, and mixed property of Boise Paper Holdings and the Credit Facility Guarantors, including 100% of the equity interests of Boise Paper Holdings and each domestic subsidiary of Boise Paper Holdings, 65% of the equity interests of each of Boise Paper Holdings’ foreign subsidiaries (other than Boise Hong Kong Limited so long as Boise Hong Kong Limited does not account for more than $2.5 million of consolidated EBITDA during any fiscal year of Boise Paper Holdings), and all intercompany debt.

The 9% and 8% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by Holdings and each existing and future subsidiary of Holdings (other than their respective issuers). The 9% and 8% Senior Notes Guarantors do not include Louisiana Timber Procurement Company, L.L.C., or foreign subsidiaries.

Prepayments

We may redeem all or a portion of the 9% Senior Notes at any time on or after November 1, 2013, at a premium decreasing to zero by November 1, 2015, plus accrued and unpaid interest. In addition, prior to November 1, 2012, the 9% Senior Notes Issuers may redeem up to 35% of the aggregate principal amount of the 9% Senior Notes at a redemption price of 109% of the principal amount thereof with the net proceeds of one or more qualified equity offerings.

We may redeem all or a portion of the 8% Senior Notes at any time on or after April 1, 2015, at a premium decreasing to zero by April 1, 2018, plus accrued and unpaid interest. In addition, prior to April 1, 2013, the 8% Senior Notes Issuers may redeem up to 35% of the aggregate principal amount of the 8% Senior Notes at a redemption price of 108% of the principal amount thereof with the net proceeds of one or more qualified equity offerings.

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of March 31, 2010, required debt principal repayments, excluding those from excess cash flows, total $10.4 million during the remainder of 2010, $43.7 million in 2011, $129.7 million in 2012, $8.4 million in 2013, zero in 2014 and 2015, and $600.0 million thereafter. Based on our variable-rate debt levels and interest rates as of March 31, 2010, we estimate that a 1% increase in interest rates on our variable-rate debt would increase our interest expense by approximately $1.9 million per year.

Other

At March 31, 2010, and December 31, 2009, we had $34.6 million and $47.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. As noted above, we repaid the Tranche B term loan facility with the proceeds from the March 2010 debt refinancing, and as a result, we expensed approximately $22.2 million of previously unamortized deferred financing costs. We recorded this charge in “Loss on extinguishment of debt” in our Consolidated Statement of Income (Loss). In addition, $11.8 million of new deferred financing costs related to the debt refinancing are included, net of amortization, in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. We recorded $2.3 million and $2.9 million, respectively, of amortization expense for the three months ended March 31, 2010 and 2009, in “Interest expense” in our Consolidated Statements of Income (Loss).

For the three months ended March 31, 2010 and 2009, cash payments for interest, net of interest capitalized, were $6.0 million and $16.5 million, respectively.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. As of March 31, 2010, there have been no material changes to our contractual obligations from those disclosed in our 2009 Form 10-K, except as disclosed in Note 12, Debt, of the Notes to Consolidated Financial Statements in “Part 1, Item 1. Financial Statements” of this Form 10-Q.

Off-Balance-Sheet Activities

At March 31, 2010, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 21, Commitments and Guarantees, and Note 12, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

Our major costs of production are labor, wood fiber, energy, and chemicals. Pricing for these manufacturing inputs can be subject to both macroeconomic inflationary influences and regional supply and demand. For example, fiber prices are highly dependent on regional wood supply and demand trends. Pricing for natural gas, which constitutes a significant portion of our energy costs, tends to follow macroeconomic supply and demand trends and can fluctuate based on many factors, including weather and natural gas storage levels. Many of our chemicals are specialized, and pricing may not correlate with macroeconomic trends. Pricing for our manufactured end products is dependent on industry supply and demand trends, which in turn can be influenced by macroeconomic manufacturing activity, employment levels, and consumer spending.

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

Working Capital

Working capital levels fluctuate throughout the year and are affected by seasonality, maintenance shutdowns, and changing sales patterns. Typically, we build working capital in our Paper segment at the end of the fourth quarter, as we build finished goods inventory in preparation for first-quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings, as we increase log and chip inventories to ensure ample supply of fiber to our mills throughout the winter. In our Packaging segment, agricultural demand influences working capital, as finished goods inventory levels are increased in preparation for the harvest season in the third and fourth quarters.

Changes in sales volumes can affect accounts receivable levels in both our Paper and Packaging segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the U.S.

Environmental

For information on environmental issues, see the discussion under the heading “Environmental” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. As of March 31, 2010, there have been no material changes to our environmental information from that disclosed in our 2009 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2009 Form 10-K. As of March 31, 2010, there have been no material changes to our critical accounting estimates from those disclosed in our 2009 Form 10-K.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 14, New and Recently Adopted Accounting Standards, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and under the caption “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. Except as disclosed in Note 12, Debt, and Note 13, Financial Instruments, in the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, as of March 31, 2010, there have been no material changes in our exposure to market risk from those disclosed in our 2009 Form 10-K.

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

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. We have a disclosure committee that meets regularly and receives input from our senior management, general counsel, internal audit staff, and independent accountants. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our disclosure controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during first quarter 2010 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity.

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

There have been no material changes to the risk factors presented in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2009. Please note, however, in early March 2010, Boise Cascade sold all of its investment in us. As a result, the following risk factors are no longer applicable:

•	Boise Cascade holds 21.7% of our common stock as of January 29, 2010, and may influence our affairs.

•	If Boise Cascade disposes of a significant number of shares of our common stock, it could adversely affect the market price of our common stock or our ability to raise future capital.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	The following table presents information related to our repurchases of common stock made during the three months ended March 31, 2010:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 – 31, 2010	—	$—	—	—
February 1 – 28, 2010	—	—	—	—
March 1 – 31, 2010	220,472	5.40	—	—

Total	220,472	$5.40	—	—

(1)	Includes (a) 27,289 shares repurchased on March 1, 2010, at a price of $4.98 per share, to satisfy employee tax withholding obligations that arose on the vesting of a portion of the restricted stock awarded to employees in 2008; (b) fractional shares, totaling 15 shares, repurchased on March 1, 2010, at a price of $4.98 per share, resulting from the vesting schedule of the 2008 restricted stock awards; and (c) 193,168 shares repurchased on March 15, 2010, at a price of $5.46 per share, to satisfy employee tax withholding obligations that arose on the vesting of a portion of the restricted stock awarded to employees in 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

BOISE INC.

/s/ Samuel K. Cotterell
Samuel K. Cotterell Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)

Date: May 4, 2010

BOISE INC.

INDEX TO EXHIBITS

Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2010

Number	Description

4.1	Warrant Agreement dated June 19, 2007, between Boise Inc. (formerly Aldabra 2 Acquisition Corp.) and Continental Stock Transfer & Trust Company

4.2*	Indenture dated March 19, 2010, between Boise Paper Holdings, L.L.C., Boise Co-Issuer Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee

4.3*	Form of 8% Senior Note due 2020

10.1**	Registration Rights Agreement dated March 19, 2010, between Boise Paper Holdings, L.L.C., Boise Co-Issuer Company, the Guarantors set forth therein, and Banc of America Securities LLC

10.2***	Boise Inc. Incentive and Performance Plan effective February 22, 2008, amended as of April 29, 2010

10.3	Form of 2010 Restricted Stock Award Agreement (Nonemployee Directors)

11	See Note 2, Net Income (Loss) Per Common Share, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc.

*	Filed as Exhibit 4.1 to Current Report on Form 8-K filed March 22, 2010, and incorporated by reference.

**	Filed as Exhibit 99.1 to Current Report on Form 8-K filed March 22, 2010, and incorporated by reference.

***	Filed as Exhibit 99.1 to Current Report on Form 8-K filed May 3, 2010, and incorporated by reference.