Form 10-Q
period 2010-06-30
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2010-08-03
CIK 1391390, 1475448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

1111 West Jefferson Street, Suite 200

Boise, Idaho 83702-5388

(Address of principal executive offices) (Zip code)

(208) 384-7000

(Registrants’ telephone number, including area code)

Commission File Number	Exact Name of Registrant as Specified in Its Charter	I.R.S. Employer Identification No.	State or Other Jurisdiction of Incorporation or Organization
001-33541	Boise Inc.	20-8356960	Delaware
333-166926-04	BZ Intermediate Holdings LLC	27-1197223	Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

Boise Inc.	Yes ☒	No ☐
BZ Intermediate Holdings LLC	Yes ☐	No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Boise Inc.	Yes ☐	No ☐
BZ Intermediate Holdings LLC	Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Boise Inc.	Large accelerated filer	☐	Accelerated filer	☒
	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

BZ Intermediate Holdings LLC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Boise Inc.	Yes ☐	No ☒
BZ Intermediate Holdings LLC	Yes ☐	No ☒

There were 84,760,220 common shares, $.0001 per share par value, of Boise Inc. and 1,000 common units, $.01 per unit par value, of BZ Intermediate Holdings LLC outstanding as of July 30, 2010.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Boise Inc. and BZ Intermediate Holdings LLC. BZ Intermediate Holdings LLC meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us,” “our,” or “Boise” refers to Boise Inc. together with BZ Intermediate Holdings LLC and its consolidated subsidiaries.

Table of Contents

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

Boise Inc.

Consolidated Statements of Income

(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended June 30
	2010	2009
Sales
Trade	$511,012	$469,877
Related parties	10,549	9,490

	521,561	479,367

Costs and expenses
Materials, labor, and other operating expenses	419,594	386,013
Fiber costs from related parties	5,168	8,933
Depreciation, amortization, and depletion	32,267	32,892
Selling and distribution expenses	14,254	14,024
General and administrative expenses	12,569	12,691
St. Helens mill restructuring	(434)	1,133
Alternative fuel mixture credits, net	—	(75,337)
Other (income) expense, net	(11)	2,434

	483,407	382,783

Income from operations	38,154	96,584

Foreign exchange gain (loss)	(323)	1,157
Change in fair value of interest rate derivatives	(13)	627
Loss on extinguishment of debt	(28)	—
Interest expense	(16,165)	(21,389)
Interest income	61	91

	(16,468)	(19,514)

Income before income taxes	21,686	77,070
Income tax (provision) benefit	(8,376)	(26,187)

Net income	$13,310	$50,883

Weighted average common shares outstanding:
Basic	80,624	78,142
Diluted	84,093	84,254

Net income per common share:
Basic	$0.17	$0.65
Diluted	$0.16	$0.60

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Income

(unaudited, dollars and shares in thousands, except per-share data)

	Six Months Ended June 30
	2010	2009
Sales
Trade	$996,863	$954,745
Related parties	18,803	24,907

	1,015,666	979,652

Costs and expenses
Materials, labor, and other operating expenses	828,079	799,152
Fiber costs from related parties	14,999	14,636
Depreciation, amortization, and depletion	64,398	64,864
Selling and distribution expenses	27,988	27,806
General and administrative expenses	24,028	23,064
St. Helens mill restructuring	(306)	4,781
Alternative fuel mixture credits, net	—	(75,337)
Other (income) expense, net	(314)	2,673

	958,872	861,639

Income from operations	56,794	118,013

Foreign exchange gain (loss)	364	479
Change in fair value of interest rate derivatives	(42)	495
Loss on extinguishment of debt	(22,225)	—
Interest expense	(32,610)	(43,543)
Interest income	98	145

	(54,415)	(42,424)

Income before income taxes	2,379	75,589
Income tax (provision) benefit	(1,754)	(25,622)

Net income	$625	$49,967

Weighted average common shares outstanding:
Basic	80,214	77,818
Diluted	84,143	81,906

Net income per common share:
Basic	$0.01	$0.64
Diluted	$0.01	$0.61

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets

(unaudited, dollars in thousands)

	June 30, 2010	December 31, 2009
ASSETS

Current
Cash and cash equivalents	$128,062	$69,393
Short-term investments	10,606	10,023
Receivables
Trade, less allowances of $616 and $839	205,268	185,110
Related parties	2,236	2,056
Other	4,274	62,410
Inventories	255,335	252,173
Deferred income taxes	12,151	—
Prepaid and other	10,829	4,819

	628,761	585,984

Property
Property and equipment, net	1,186,072	1,205,679
Fiber farms and deposits	17,825	17,094

	1,203,897	1,222,773

Deferred financing costs	32,980	47,369
Intangible assets, net	30,981	32,358
Other assets	7,546	7,306

Total assets	$1,904,165	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets (continued)

(unaudited, dollars and shares in thousands, except per-share data)

	June 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Short-term borrowings	$3,536	$—
Current portion of long-term debt	29,163	30,711
Income taxes payable	63	240
Accounts payable
Trade	193,238	172,518
Related parties	931	2,598
Accrued liabilities
Compensation and benefits	53,690	67,948
Interest payable	11,319	4,946
Other	17,019	23,735

	308,959	302,696

Debt
Long-term debt, less current portion	763,081	785,216

Other
Deferred income taxes	53,065	32,253
Compensation and benefits	122,446	123,889
Other long-term liabilities	33,729	30,801

	209,240	186,943

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $.0001 par value per share:	—	—
1,000 shares authorized; none issued
Common stock, $.0001 par value per share:	8	8
250,000 shares authorized; 84,760 shares and 84,419 shares issued and outstanding
Additional paid-in capital	579,211	578,669
Accumulated other comprehensive income (loss)	(70,770)	(71,553)
Retained earnings	114,436	113,811

Total stockholders’ equity	622,885	620,935

Total liabilities and stockholders’ equity	$1,904,165	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Six Months Ended June 30
	2010	2009
Cash provided by (used for) operations
Net income	$625	$49,967
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	68,864	71,178
Share-based compensation expense	1,834	1,744
Notes payable interest expense	—	5,349
Pension and other postretirement benefit expense	4,705	4,877
Deferred income taxes	912	16,593
Change in fair value of energy derivatives	617	(1,277)
Change in fair value of interest rate derivatives	42	(495)
(Gain) loss on sales of assets, net	45	10
Other	(364)	(385)
Loss on extinguishment of debt	22,225	—
Decrease (increase) in working capital, net of acquisitions
Receivables	37,899	12,982
Inventories	(5,347)	68,237
Prepaid expenses	1,503	(2,650)
Accounts payable and accrued liabilities	6,352	(7,121)
Current and deferred income taxes	344	8,420
Pension and other postretirement benefit payments	(5,864)	(7,031)
Other	(101)	331

Cash provided by (used for) operations	134,291	220,729

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	(543)
Expenditures for property and equipment	(37,481)	(35,854)
Purchases of short-term investments	(11,825)	(10,000)
Maturities of short-term investments	11,247	—
Sales of assets	575	317
Other	230	571

Cash provided by (used for) investment	(37,254)	(45,509)

Cash provided by (used for) financing
Issuances of long-term debt	300,000	10,000
Payments of long-term debt	(323,683)	(92,631)
Payments of short-term borrowings	(1,752)	—
Payments of deferred financing fees	(11,613)	—
Other	(1,320)	—

Cash provided by (used for) financing	(38,368)	(82,631)

Increase in cash and cash equivalents	58,669	92,589

Balance at beginning of the period	69,393	22,518

Balance at end of the period	$128,062	$115,107

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Income

(unaudited, dollars in thousands)

	Three Months Ended June 30
	2010	2009
Sales
Trade	$511,012	$469,877
Related parties	10,549	9,490

	521,561	479,367

Costs and expenses
Materials, labor, and other operating expenses	419,594	386,013
Fiber costs from related parties	5,168	8,933
Depreciation, amortization, and depletion	32,267	32,892
Selling and distribution expenses	14,254	14,024
General and administrative expenses	12,569	12,691
St. Helens mill restructuring	(434)	1,133
Alternative fuel mixture credits, net	—	(75,337)
Other (income) expense, net	(11)	2,434

	483,407	382,783

Income from operations	38,154	96,584

Foreign exchange gain (loss)	(323)	1,157
Change in fair value of interest rate derivatives	(13)	627
Loss on extinguishment of debt	(28)	—
Interest expense	(16,165)	(18,663)
Interest income	61	91

	(16,468)	(16,788)

Income before income taxes	21,686	79,796
Income tax (provision) benefit	(8,371)	(25,596)

Net income	$13,315	$54,200

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Income

(unaudited, dollars in thousands)

	Six Months Ended June 30
	2010	2009
Sales
Trade	$996,863	$954,745
Related parties	18,803	24,907

	1,015,666	979,652

Costs and expenses
Materials, labor, and other operating expenses	828,079	799,152
Fiber costs from related parties	14,999	14,636
Depreciation, amortization, and depletion	64,398	64,864
Selling and distribution expenses	27,988	27,806
General and administrative expenses	24,028	23,064
St. Helens mill restructuring	(306)	4,781
Alternative fuel mixture credits, net	—	(75,337)
Other (income) expense, net	(314)	2,673

	958,872	861,639

Income from operations	56,794	118,013

Foreign exchange gain (loss)	364	479
Change in fair value of interest rate derivatives	(42)	495
Loss on extinguishment of debt	(22,225)	—
Interest expense	(32,610)	(38,195)
Interest income	98	145

	(54,415)	(37,076)

Income before income taxes	2,379	80,937
Income tax (provision) benefit	(913)	(25,368)

Net income	$1,466	$55,569

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets

(unaudited, dollars in thousands)

	June 30, 2010	December 31, 2009
ASSETS

Current
Cash and cash equivalents	$128,062	$69,393
Short-term investments	10,606	10,023
Receivables
Trade, less allowances of $616 and $839	205,268	185,110
Related parties	2,236	2,056
Other	4,274	62,410
Inventories	255,335	252,173
Deferred income taxes	12,151	—
Prepaid and other	10,829	4,819

	628,761	585,984

Property
Property and equipment, net	1,186,072	1,205,679
Fiber farms and deposits	17,825	17,094

	1,203,897	1,222,773

Deferred financing costs	32,980	47,369
Intangible assets, net	30,981	32,358
Other assets	7,546	7,306

Total assets	$1,904,165	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets (continued)

(unaudited, dollars in thousands)

	June 30, 2010	December 31, 2009
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$3,536	$—
Current portion of long-term debt	29,163	30,711
Income taxes payable	63	240
Accounts payable
Trade	193,238	172,518
Related parties	931	2,598
Accrued liabilities
Compensation and benefits	53,690	67,948
Interest payable	11,319	4,946
Other	17,019	23,735

	308,959	302,696

Debt
Long-term debt, less current portion	763,081	785,216

Other
Deferred income taxes	44,564	24,563
Compensation and benefits	122,446	123,889
Other long-term liabilities	33,734	30,836

	200,744	179,288

Commitments and contingent liabilities

Capital
Business unit equity	631,381	628,590

Total liabilities and capital	$1,904,165	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Six Months Ended June 30
	2010	2009
Cash provided by (used for) operations
Net income	$1,466	$55,569
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	68,864	71,178
Share-based compensation expense	1,834	1,744
Pension and other postretirement benefit expense	4,705	4,877
Deferred income taxes	907	19,710
Change in fair value of energy derivatives	617	(1,277)
Change in fair value of interest rate derivatives	42	(495)
(Gain) loss on sales of assets, net	45	10
Other	(364)	(385)
Loss on extinguishment of debt	22,225	—
Decrease (increase) in working capital, net of acquisitions
Receivables	37,899	12,982
Inventories	(5,347)	68,237
Prepaid expenses	1,503	(2,650)
Accounts payable and accrued liabilities	6,352	(7,121)
Current and deferred income taxes	(492)	5,050
Pension and other postretirement benefit payments	(5,864)	(7,031)
Other	(101)	331

Cash provided by (used for) operations	134,291	220,729

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	(543)
Expenditures for property and equipment	(37,481)	(35,854)
Purchases of short-term investments	(11,825)	(10,000)
Maturities of short-term investments	11,247	—
Sales of assets	575	317
Other	230	571

Cash provided by (used for) investment	(37,254)	(45,509)

Cash provided by (used for) financing
Issuances of long-term debt	300,000	10,000
Payments of long-term debt	(323,683)	(92,631)
Payments of short-term borrowings	(1,752)	—
Payments of deferred financing fees	(11,613)	—
Other	(1,320)	—

Cash provided by (used for) financing	(38,368)	(82,631)

Increase in cash and cash equivalents	58,669	92,589

Balance at beginning of the period	69,393	22,518

Balance at end of the period	$128,062	$115,107

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Boise Inc. is a large, diverse United States-based manufacturer of packaging products and papers, including corrugated containers, containerboard, label and release and flexible packaging papers, imaging papers for the office and home, printing and converting papers, newsprint, and market pulp. We own pulp and paper mill operations in the following locations: Jackson, Alabama; International Falls, Minnesota; St. Helens, Oregon; and Wallula, Washington, all of which manufacture uncoated freesheet paper. We also own a mill in DeRidder, Louisiana, which produces containerboard (linerboard) as well as newsprint. Additionally, we have a network of five corrugated container plants located in the Pacific Northwest, a corrugated sheet plant in Nevada, and a corrugated sheet feeder plant in Texas. Headquartered in Boise, Idaho, we operate our business in three reportable segments: Paper, Packaging, and Corporate and Other (support services).

The unaudited consolidated financial statements included herein are those of the following:

•	Boise Inc. and its wholly owned subsidiaries, including BZ Intermediate Holdings LLC (BZ Intermediate).

•	BZ Intermediate and its wholly owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Boise Inc. and those of BZ Intermediate other than income taxes. Historical differences between the two entities resulted primarily from the effect of income taxes, the notes payable at Boise Inc. that were repurchased and canceled in October 2009, and the associated interest expense on those notes. Unless the context indicates otherwise, the terms “Company,” “we,” “us,” “our,” or “Boise” refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate.

The following sets forth our operating structure:

Boise Finance Company and Boise Co-Issuer Company, two wholly owned subsidiaries of Boise Paper Holdings, L.L.C. (Boise Paper Holdings), are not shown on this chart. This chart also excludes Boise Paper Holdings’ indirect subsidiaries.

The quarterly consolidated financial statements presented have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. These notes to unaudited consolidated financial statements should be read in conjunction with our 2009 Annual Report on Form
10-K, our Quarterly Reports on Form 10-Q, and the other reports we file with the Securities and Exchange Commission (SEC).

2. Net Income Per Common Share

For the three and six months ended June 30, 2010, net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Boise Inc.’s basic and diluted net income per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net income	$13,310	$50,883	$625	$49,967

Weighted average number of common shares for basic net income per share	80,624	78,142	80,214	77,818
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a)	—	—	—	—
Restricted stock and restricted stock units	3,469	6,112	3,929	4,088

Weighted average number of shares for diluted net income per share	84,093	84,254	84,143	81,906

Net income per share:
Basic	$0.17	$0.65	$0.01	$0.64

Diluted (a)	$0.16	$0.60	$0.01	$0.61

(a)	For the three and six months ended June 30, 2010 and 2009, warrants to purchase shares of common stock were not included in the computation of diluted net income per share, because the exercise price exceeded the average market price of our common stock.

Net income per common share is not applicable to BZ Intermediate because it does not have common shares.

3. Transactions With Related Parties

From February 22, 2008, through early March 2010, Boise Cascade Holdings, L.L.C. (Boise Cascade) held a significant interest in us, and our transactions with Boise Cascade were related-party transactions. In early March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party.

The transportation and other outsourcing services revenues described below were earned during January and February 2010. Beginning in March 2010, no transactions between Boise Cascade and us will be considered related-party transactions, except those concerning Louisiana Timber Procurement Company, L.L.C. (LTP) described below.

Related-Party Sales

We provide transportation services to Boise Cascade. For the six months ended June 30, 2010, we recorded $0.3 million of sales for transportation services in “Sales, Related parties” in the Consolidated Statements of Income, and for the three and six months ended June 30, 2009, we recorded $0.7 million and $1.3 million, respectively.

We are party to an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2012. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. For the six months ended June 30, 2010, we recognized $2.3 million in “Sales, Related parties” in the Consolidated Statements of Income, and for the three and six months ended June 30, 2009, we recognized $3.6 million and $7.2 million, respectively.

LTP, a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade, sells wood to Boise Cascade and Boise Inc. at prices designed to approximate market prices. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP; therefore, we consolidate LTP in our financial statements in our Packaging segment. Although Boise Cascade is no longer a related party to our operations, Boise Cascade continues to be a related party to LTP; therefore, sales between Boise Cascade and LTP are related-party sales in our consolidated financial statements. As of June 30, 2010, the carrying amounts of LTP’s assets and liabilities on our Consolidated Balance Sheet were $5.7 million and relate primarily to noninventory working capital. During the three and six months ended June 30, 2010, we recorded $10.6 million and $16.2 million, respectively, of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income and approximately the same amount of expenses in “Materials, labor, and other operating expenses.” During the three and six months ended June 30, 2009, we recorded $5.2 million and $16.4 million, respectively, of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income.

Related-Party Costs and Expenses

During the three and six months ended June 30, 2010, fiber purchases from related parties were $5.2 million and $15.0 million, respectively. During the three and six months ended June 30, 2009, fiber purchases from related parties were $8.9 million and $14.6 million, respectively. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income. Beginning in March 2010, “Fiber costs from related parties” represent only LTP’s purchases from Boise Cascade. Fiber purchases from Boise Cascade by Boise Inc. subsequent to February 2010 are recorded as “Materials, labor, and other operating expenses” in the Consolidated Statements of Income.

4. Other (Income) Expense, Net

Other (income) expense includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Sales of assets, net	$159	$30	$45	$10
Other, net (a)	(170)	2,404	(359)	2,663

	$(11)	$2,434	$(314)	$2,673

(a)	The three and six months ended June 30, 2009, included $1.9 million of expense related to the indefinite idling of the #2 newsprint machine (D-2) at our mill in DeRidder, Louisiana.

5. Income Taxes

For the three months ended June 30, 2010, Boise Inc.’s effective tax rate was 38.6%. For the six months ended June 30, 2010, Boise Inc.’s effective tax rate was 73.7% as a result of discrete tax items. This rate is not representative of our annual expected tax rate for 2010. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes and discrete tax items. For the three and six months ended June 30, 2010, we recorded $8.4 million and $1.8 million, respectively, of income tax expense. For the three and six months ended June 30, 2009, our effective tax rate was 34.0%. The primary reason for the difference from the federal statutory income tax rate was the release of valuation allowances recorded in the prior year. For the three and six months ended June 30, 2009, we recorded $26.2 million and $25.6 million, respectively, of income tax expense.

For the three and six months ended June 30, 2010, BZ Intermediate’s effective tax rates were 38.6% and 38.4%, respectively. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes. For the three and six months ended June 30, 2010, we recorded $8.4 million and $0.9 million, respectively, of income tax expense. For the three and six months ended June 30, 2009, our effective tax rates were 32.1% and 31.3%, respectively. The primary reason for the difference from the federal statutory income tax rate was the release of valuation allowances recorded in the prior year. For the three and six months ended June 30, 2009, we recorded $25.6 million and $25.4 million, respectively, of income tax expense.

Uncertain Income Tax Positions

Both Boise Inc. and BZ Intermediate recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Income. Interest expense related to uncertain tax positions was nominal for the six months ended June 30, 2010 and 2009. We did not record any penalties associated with our uncertain tax positions during the six months ended June 30, 2010 and 2009.

Other

During the six months ended June 30, 2010, refunds received for taxes, net of payments made, were $0.1 million, and during the six months ended June 30, 2009, cash paid for taxes was $0.6 million.

Due to Internal Revenue Code Section 382, Boise Cascade’s sales of its remaining investment in us limit the amount of net operating losses that we may utilize in any one year. However, we believe it is more likely than not that our net operating losses will be fully realizable before they expire in 2028 and 2029.

We file federal income tax returns in the U.S. and state income tax returns in various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Boise Inc.’s open tax years are 2009, 2008, and 2007.

Two corporate consolidated entities of Boise Inc. are subject to audit by taxing authorities for the year 2006 and the years that follow. We are responsible for any tax adjustments resulting from such audits.

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

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Rental expense	$3,803	$3,868	$7,530	$7,787

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are as follows (dollars in thousands):

	Remaining 2010	2011	2012	2013	2014	2015 and Thereafter

Minimum payment	$6,190	$11,808	$10,919	$8,391	$6,918	$19,358

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately six years, with fixed payment terms similar to those in the original lease agreements.

7. Concentrations of Risk

Business

Sales to OfficeMax represent a concentration in the volume of business transacted and in revenue generated from those transactions and a concentration of credit risk. Sales to OfficeMax were $126.7 million and $254.9 million, respectively, during the three and six months ended June 30, 2010, representing 24% and 25%, respectively, of total sales for those periods. During the three and six months ended June 30, 2009, sales to OfficeMax were $138.2 million and $280.0 million, respectively, representing 28% and 29% of total sales for those periods. At June 30, 2010, and December 31, 2009, we had $30.5 million and $34.7 million, respectively, of accounts receivable due from OfficeMax.

Labor

As of June 30, 2010, we had approximately 4,100 employees. Approximately 57% of these employees work pursuant to collective bargaining agreements. As of June 30, 2010, approximately 49% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; Jackson, Alabama; St. Helens, Oregon; Nampa, Idaho; and International Falls, Minnesota. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW) expired in March 2009 and was terminated by the AWPPW in October 2009. In February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously, and we declared an impasse in the bargaining process and implemented the terms of the last contract offer. We are currently negotiating the labor contract at our mill in DeRidder, Louisiana (387 employees represented by the United Steelworkers), which expired in February 2010, and the labor contract at our mill in St. Helens, Oregon (122 employees represented by the AWPPW), which expired in March 2010. We expect to begin negotiating the labor contract at our mill in Jackson, Alabama (379 employees also represented by the United Steel Workers) after August 31, 2010, when that contract expires.

8. Inventories

Inventories include the following (dollars in thousands):

	June 30, 2010	December 31, 2009

Finished goods	$120,149	$120,817
Work in process	27,129	22,677
Fiber	34,662	34,557
Other raw materials and supplies	73,395	74,122

	$255,335	$252,173

9. Property and Equipment, Net

Property and equipment consist of the following asset classes (dollars in thousands):

	June 30, 2010	December 31, 2009

Land and land improvements	$31,875	$31,875
Buildings and improvements	204,722	199,086
Machinery and equipment	1,197,526	1,176,494
Construction in progress	32,181	18,992

	1,466,304	1,426,447
Less accumulated depreciation	(280,232)	(220,768)

	$1,186,072	$1,205,679

10. Intangible Assets

Intangible assets represent primarily the values assigned to trademarks and trade names, customer relationships, and technology. Customer relationships are amortized over approximately ten years, and technology is amortized over approximately five years. Trademarks and trade names are not amortized. During the three and six months ended June 30, 2010 and 2009, intangible asset amortization was $0.7 million and $1.4 million, respectively. Our estimated amortization expense is $1.4 million for the remainder of 2010, $2.8 million in 2011 and 2012, $1.6 million in 2013, and $1.4 million in 2014 and 2015. The gross carrying amount, accumulated amortization, and net carrying amount as of June 30, 2010, and December 31, 2009, were as follows (dollars in thousands):

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(3,197)	10,503
Technology and other	6,895	(3,217)	3,678

	$37,395	$(6,414)	$30,981

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(2,512)	11,188
Technology and other	6,895	(2,525)	4,370

	$37,395	$(5,037)	$32,358

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

At June 30, 2010, and December 31, 2009, we had $10.8 million and $10.4 million, respectively, of asset retirement obligations primarily recorded in “Other long-term liabilities” on the Consolidated Balance Sheets. These liabilities primarily related to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. During 2009, our estimated future cash flows for retirement obligations relating to items at two of our mills were reduced as a result of discussions with third-party organizations. These changes reduced our expected asset retirement obligations. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for the six months ended June 30, 2010, and for the year ended December 31, 2009 (dollars in thousands):

	Period Ended
	June 30, 2010	December 31, 2009

Asset retirement obligation at beginning of period	$10,362	$14,283
Liabilities incurred	—	—
Accretion expense	413	1,165
Payments	—	(122)
Revisions in estimated cash flows	—	(4,964)

Asset retirement obligation at end of period	$10,775	$10,362

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

12. Debt

At June 30, 2010, and December 31, 2009, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$—	—%
Tranche A term loan, due 2013	192,244	3.13	203,706	3.25
Tranche B term loan, due 2014	—	—	312,221	5.75
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	—	—
Current portion of long-term debt	(29,163)	3.13	(30,711)	3.97

Long-term debt, less current portion	763,081	7.35	785,216	6.41
Current portion of long-term debt	29,163	3.13	30,711	3.97

	$792,244	7.20%	$815,927	6.32%

As of June 30, 2010, Boise Inc. and BZ Intermediate’s debt consisted of the following:

•

The Revolving Credit Facility: A five-year nonamortizing $250.0 million senior secured revolving credit facility (the Revolving Credit Facility) with interest at either the London Interbank Offered Rate (LIBOR) plus an applicable margin, which is currently 275 basis points, or a calculated base rate plus an applicable margin, which is currently 175 basis points (collectively with the Tranche A term loan facility, the Credit Facilities).

•

The Tranche A Term Loan Facility: A five-year amortizing senior secured loan facility with interest at LIBOR plus an applicable margin, which is currently 275 basis points, or a calculated base rate plus an applicable margin, which is currently 175 basis points. The Tranche A term loan facility was originally issued at $250.0 million. At December 31, 2009, our LIBOR applicable margin was 300 basis points, and our calculated base rate applicable margin was 200 basis points.

•	The 9% Senior Notes: An eight-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 9%.

•	The 8% Senior Notes: A ten-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 8%.

The Credit Facilities are secured by a first-priority lien on all of the assets of our subsidiaries that guarantee or are borrowers, and in the event of default, the lenders generally would be entitled to seize these assets. All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a calculated base rate or adjusted Eurodollar rate. The calculated base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. The adjusted Eurodollar rate means LIBOR rounded to the nearest 1/16 of 1.0% and adjusted for any applicable reserve requirements. In addition to paying interest, we pay a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.375% per annum times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. We also pay letter of credit fees of 275 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

At June 30, 2010, and December 31, 2009, we had no borrowings outstanding under the Revolving Credit Facility. For the six months ended June 30, 2010, and the year ended December 31, 2009, the average interest rates for our borrowings under our Revolving Credit Facility were zero and 3.7%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were zero for the six months ended June 30, 2010, and zero and $60.0 million for the year ended December 31, 2009. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the six months ended June 30, 2010 and 2009, was zero and $17.2 million, respectively. At June 30, 2010, we had availability of $245.1 million, which is net of outstanding letters of credit of $4.9 million.

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

The issuance of the 8% Senior Notes and the repayment of our Tranche B term loan facility represented a substantial modification to our debt structure. Therefore, we wrote off $22.2 million of previously unamortized deferred financing costs for the Tranche B term loan facility in “Loss on extinguishment of debt” in our Consolidated Statements of Income. We recorded $11.6 million of new deferred financing costs related to the March 2010 debt refinancing.

In connection with the issuance of the 8% Senior Notes, the 8% Senior Notes Issuers and BZ Intermediate, the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 8% Senior Notes Guarantors) entered into the 8% Senior Notes Registration Rights Agreement, dated as of March 19, 2010. The 8% Senior Notes Registration Rights Agreement required us to register under the Securities Act the 8% Senior Notes due in 2020 (the 8% Exchange Notes) having substantially identical terms to the 8% Senior Notes and to complete an exchange of the privately placed 8% Senior Notes for the publicly registered 8% Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 8% Senior Notes. We completed the public registration of the 8% Exchange Notes in June 2010, and in July 2010, we completed an exchange of the privately placed 8% Senior Notes for the publicly registered 8% Exchange Notes having substantially identical terms.

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

In connection with the issuance of the 9% Senior Notes, the 9% Senior Notes Issuers and BZ Intermediate, the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 9% Senior Notes Guarantors) entered into the 9% Senior Notes Registration Rights Agreement, dated as of October 26, 2009. The 9% Senior Notes Registration Rights Agreement required us to register under the Securities Act the 9% Senior Notes due in 2017 (the 9% Exchange Notes) having substantially identical terms to the 9% Senior Notes and to complete an exchange of the privately placed 9% Senior Notes for the publicly registered 9% Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 9% Senior Notes. We completed the public registration of the 9% Exchange Notes in June 2010, and in July 2010, we completed an exchange of the privately placed 9% Senior Notes for the publicly registered 9% Exchange Notes having substantially identical terms.

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

Covenants

The Credit Facilities require BZ Intermediate and its subsidiaries to maintain financial covenant ratios. We are required to have a total leverage ratio of less than 4.75:1.00, stepping down to 4.50:1.00 at September 30, 2011, and a secured leverage ratio of 3.25:1.00, stepping down to 3.00:1.00 at September 30, 2011. The total leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total net debt as defined in our Credit Facilities debt agreement as of such day to (ii) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period ending on such date. The Credit Facilities secured leverage ratio is defined in our First Amendment to our loan agreement as the ratio as of the last day of any fiscal quarter of (i) consolidated first lien secured total net debt as defined in our credit agreement amendments as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. The Credit Facilities also limit the ability of BZ Intermediate and its subsidiaries to make capital expenditures, generally to $150 million per year.

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

The 9% and 8% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each existing and future subsidiary of BZ Intermediate (other than their respective issuers). The 9% and 8% Senior Notes Guarantors do not include Louisiana Timber Procurement Company, L.L.C., or foreign subsidiaries.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of June 30, 2010, required debt principal repayments, excluding those from excess cash flows, total $10.4 million during the remainder of 2010, $43.7 million in 2011, $129.7 million in 2012, $8.4 million in 2013, zero in 2014 and 2015, and $600.0 million thereafter.

Other

At June 30, 2010, and December 31, 2009, we had $33.0 million and $47.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. As noted above, we repaid the Tranche B term loan facility with the proceeds from the March 2010 debt refinancing, and as a result, we expensed approximately $22.2 million of previously unamortized deferred financing costs. We recorded this charge in “Loss on extinguishment of debt” in our Consolidated Statement of Income. In addition, $11.6 million of new deferred financing costs related to the debt refinancing are included, net of amortization, in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. In “Interest expense” in our Consolidated Statements of Income, we recorded $1.5 million and $3.8 million, respectively, of amortization expense for the three and six months ended June 30, 2010, and $2.9 million and $5.8 million, respectively, for the three and six months ended June 30, 2009.

In April 2010, we entered into a short-term borrowing agreement for $5.3 million at a fixed interest rate of 2.5%. Principal and interest payments are payable monthly through January 2011.

For the six months ended June 30, 2010 and 2009, cash payments for interest, net of interest capitalized, were $21.8 million and $31.8 million, respectively.

13. Financial Instruments

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates.

Interest Rate Risk—Debt

With the exception of the Tranche A term loan facility, our debt is fixed-rate debt. At June 30, 2010, the estimated fair value of our fixed-rate debt, based on quoted market prices for our debt, was approximately $8.5 million more than the amount recorded on our Consolidated Balance Sheet. At June 30, 2010, the estimated fair value of our variable-rate debt, based on quoted market prices for our debt, was approximately $3.6 million less than the amount recorded on our Consolidated Balance Sheet. The fair value of long-term debt is estimated based on quoted market prices for our debt and the discounted value of our expected future cash payments.

We use interest rate derivative instruments to hedge a portion of our interest rate risk. We have derivatives in place with a cap rate of 5% on a notional amount of $300 million through the period ending March 31, 2011. At June 30, 2010, the fair value of the interest rate derivatives was nominal. In “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income, we recorded the change in fair value of these derivatives, or $13,000 and $42,000 of expense, respectively, during the three and six months ended June 30, 2010, and $0.4 million and $0.3 million of income, respectively, during the three and six months ended June 30, 2009. For the amortization of the premiums paid for the interest rate derivatives, we recorded zero and $0.1 million, respectively, in “Interest expense” during the three and six months ended June 30, 2010, and $0.1 million and $0.3 million, respectively, during the three and six months ended June 30, 2009. Changes in the fair value of these derivatives are recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income.

In connection with the repayment of our Tranche B term loan facility, the remaining amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet relating to the interest rate derivatives were charged to “Interest expense” in our Consolidated Statement of Income. As a result, during the three and six months ended June 30, 2010, we recognized zero and $0.4 million, respectively, in “Interest expense” in our Consolidated Statements of Income. For the three and six months ended June 30, 2009, we amortized $0.1 million and $0.2 million, respectively, of the amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet to “Interest expense” in our Consolidated Statement of Income.

Interest Rate Risk—Investments

Our exposure to market risk for changes in interest rates also relates to our cash, cash equivalents, and short-term investments. As of June 30, 2010, our cash, cash equivalents, and short-term investments consisted primarily of funds invested in money market accounts and Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit. As the interest rates on a significant portion of our cash, cash equivalents, and short-term investments are variable, a change in interest rates earned would affect interest income and cash flows but would not have a significant impact on the fair market value of the related underlying instruments.

The components of cash, cash equivalents, and short-term investments as of and for the six months ended June 30, 2010, are as follows (dollars in thousands):

	Six Months Ended June 30, 2010
	Cost Basis	Accrued Interest	Unrealized Gains (Losses)	Recorded Basis	Cash and Cash Equivalents	Short-Term Investments

Cash	$5,839	$—	$—	$5,839	$5,839	$—
Money market accounts	122,223	—	—	122,223	122,223	—
Certificates of deposit	10,601	5	—	10,606	—	10,606

Total	$138,663	$5	$—	$138,668	$128,062	$10,606

During the six months ended June 30, 2010, $11.2 million of certificates of deposit matured, and $11.8 million were purchased. At June 30, 2010, we did not have any investments in individual securities that had been in a continual unrealized loss position for more than 12 months.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of June 30, 2010, we had entered into derivative instruments related to approximately 50% of our forecasted natural gas purchases for July 2010 through October 2010, approximately 34% of our forecasted natural gas purchases for November 2010 through March 2011, approximately 28% of our forecasted natural gas purchases for April 2011 through October 2011, approximately 6% of our forecasted natural gas purchases for November 2011 through March 2012, and approximately 3% of our forecasted natural gas purchases for April 2012 through October 2012. At June 30, 2010, these derivatives included three-way collars and call spreads.

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be the New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. The strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following table summarizes our position related to these instruments as of June 30, 2010 (in millions of British thermal units, or mmBtu, per day):

	Three-Way Collars
	July 2010 Through August 2010		October 2010		November 2010 Through March 2011	April 2011 Through October 2011

Volume hedged	5,500	9,500	5,500	9,500	4,000	1,000

Strike price of call sold	$12.00	$11.00	$12.00	$11.00	$11.00	$11.00
Strike price of call bought	9.00	8.00	9.00	8.00	8.00	8.00
Net cap premium	5.90	5.03	5.90	5.03	5.66	5.33

Approximate percent hedged	18%	32%	18%	32%	11%	3%

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price, less the difference between the purchased call and the written call strike price, plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of June 30, 2010 (in mmBtu per day):

	Call Spreads
	September 2010		November 2010 Through March 2011

Volume hedged	5,500	9,500	4,500	4,000

Strike price of call sold	$12.00	$11.00	$11.00	$10.00
Strike price of call bought	9.00	8.00	8.00	7.00
Net cap premium	1.10	0.55	0.40	0.28

Approximate percent hedged	18%	32%	12%	11%

	April 2011 Through October 2011		November 2011 Through March 2012	April 2012 Through October 2012

Volume hedged	2,500	5,000	2,500	1,000

Strike price of call sold	$11.00	$10.00	$11.00	$11.00
Strike price of call bought	8.00	7.00	8.00	8.00
Net cap premium	0.37	0.31	0.35	0.25

Approximate percent hedged	8%	17%	6%	3%

We have elected to account for these instruments as economic hedges. At June 30, 2010, we recorded the fair value of the derivatives, or $2.1 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three months and six months ended June 30, 2010, we recorded the change in fair value of the instruments, or $2.7 million of income and $0.6 million of expense, respectively, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income.

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of June 30, 2010.

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

At June 30, 2010, and December 31, 2009, fair value for these financial instruments was determined based on applicable interest rates such as LIBOR, interest rate curves, and NYMEX price quotations under the terms of the contracts, using current market information as of the reporting date. Our certificates of deposit, interest rate derivatives, and energy derivatives are valued using third-party valuations based on quoted prices for similar assets and liabilities. The following table provides a summary of our assets and liabilities measured at fair value on a recurring basis and the inputs used to develop these estimated fair values under the hierarchy discussed above (dollars in thousands):

	Fair Value Measurements at June 30, 2010, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market accounts (a)	$122,223	$122,223	$—	$—
Certificates of deposit (b)	10,606	—	10,606	—
Interest rate derivatives (c)	—	—	—	—

	$132,829	$122,223	$10,606	$—

Liabilities:
Energy derivatives (d)	$2,064	$—	$2,064	$—

	$2,064	$—	$2,064	$—

	Fair Value Measurements at December 31, 2009, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market accounts (a)	$65,125	$65,125	$—	$—
Certificates of deposit (b)	10,023	—	10,023	—
Interest rate derivatives (c)	163	—	163	—

	$75,311	$65,125	$10,186	$—

Liabilities:
Energy derivatives (d)	$1,447	$—	$1,447	$—

	$1,447	$—	$1,447	$—

(a)	Recorded in “Cash and cash equivalents” on our Consolidated Balance Sheet.

(b)	Recorded in “Short-term investments” on our Consolidated Balance Sheet.

(c)	Recorded in “Other assets” on our Consolidated Balance Sheet.

(d)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

As of June 30, 2010, and December 31, 2009, we did not have any fair value measurements using significant unobservable inputs (Level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments

(dollars in thousands)

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$—	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	2,064

Total derivatives designated as economic hedging instruments		$—		$2,064

Total derivatives		$—		$2,064

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated economic hedging instruments (a)
Interest rate contracts	Other assets	$163	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	1,447

Total derivatives designated as economic hedging instruments		$163		$1,447

Total derivatives		$163		$1,447

The Effect of Derivative Instruments on the Consolidated Statement of Income for the Three Months Ended June 30, 2010
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$—	Interest rate contracts	Change in fair value of interest rate derivatives	$(13)

				Natural gas contracts	Materials, labor, and other operating expenses	2,713

	$—		$—			$2,700

The Effect of Derivative Instruments on the Consolidated Statement of Income for the Six Months Ended June 30, 2010
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$(422)	Interest rate contracts	Change in fair value of interest rate derivatives	$(42)

				Natural gas contracts	Materials, labor, and other operating expenses	(617)

	$—		$(422)			$(659)

The Effect of Derivative Instruments on the Consolidated Statement of Income for the Three Months Ended June 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$(85)	Interest rate contracts	Change in fair value of interest rate derivatives	$627

				Natural gas contracts	Materials, labor, and other operating expenses	3,468

	$—		$(85)			$4,095

The Effect of Derivative Instruments on the Consolidated Statement of Income for the Six Months Ended June 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$(169)	Interest rate contracts	Change in fair value of interest rate derivatives	$495

				Natural gas contracts	Materials, labor, and other operating expenses	1,277

	$—		$(169)			$1,772

(a)	See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

(b)	As of January 1, 2009, we no longer have interest rate derivatives designated as cash flow hedges. During the six months ended June 30, 2010 and 2009, these derivatives were accounted for as economic hedges.

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

In June 2009, the FASB issued ASU 2009-17 (Statement of Financial Accounting Standards No. 167), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends the consolidation guidance applicable to variable-interest entities (VIEs). This guidance requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We adopted this guidance on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations. During first quarter 2010, we reassessed our primary beneficiary assertion relating to Louisiana Timber Procurement, L.L.C., our only VIE, after Boise Cascade sold all of its remaining interest in us. This analysis did not change our assertions or have a material impact on our financial position or results of operations.

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

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss are as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2010	2009	2010	2009

Service cost	$1,192	$1,914	$1	$1
Interest cost	6,309	6,032	8	32
Expected return on plan assets	(5,790)	(5,735)	—	—
Amortization of actuarial (gain) loss	440	83	(4)	(1)
Amortization of prior service costs and other	13	9	—	—

Company-sponsored plans	2,164	2,303	5	32
Multiemployer plans	98	92	—	—

Net periodic benefit cost	$2,262	$2,395	$5	$32

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Service cost	$2,700	$3,830	$2	$2
Interest cost	12,655	12,073	16	63
Expected return on plan assets	(11,669)	(11,469)	—	—
Amortization of actuarial (gain) loss	895	166	(143)	(1)
Amortization of prior service costs and other	26	18	—	—

Company-sponsored plans	4,607	4,618	(125)	64
Multiemployer plans	223	195	—	—

Net periodic benefit cost	$4,830	$4,813	$(125)	$64

During the three and six months ended June 30, 2010, net periodic pension expense included $0.4 million and $0.9 million, respectively, of net loss that was amortized from “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets. During the three and six months ended June 30, 2009, net periodic pension expense included $0.3 million and $0.2 million, respectively, of net loss that was amortized from “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets.

We made a voluntary contribution of $5.5 million to our qualified pension plans during the six months ended June 30, 2010. In July 2010, we made an additional voluntary contribution of $5.5 million to our qualified pension plans. We have satisfied our pension contribution requirements for 2010; however, we may choose to make further voluntary contributions during the remainder of 2010.

16. Stockholders’ Equity and Capital

Boise Inc.

Preferred Stock. We are authorized to issue 1.0 million shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at June 30, 2010, and December 31, 2009.

Common Stock. We are authorized to issue 250.0 million shares of common stock, of which 84.8 million shares were issued and outstanding at June 30, 2010. Of these shares outstanding, 4.2 million shares were restricted stock (discussed below). At December 31, 2009, we had 84.4 million shares issued and outstanding, of which 6.5 million shares were restricted stock. The common stock outstanding does not include restricted stock units.

Warrants. In connection with our public offering in June 2007, we issued 41.4 million units (the Units). Each Unit consists of one share of our common stock and one Redeemable Common Stock Purchase Warrant (the Warrants). Each Warrant entitled the holder to purchase one share of common stock at an exercise price of $7.50 and expires on June 18, 2011. We may redeem the Warrants, at a price of $0.01 per Warrant, upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given.

Simultaneous with the consummation of our public offering, our then chairman and our chief executive officer each privately purchased 1.5 million warrants for an aggregate total of 3.0 million warrants (the Insider Warrants) at $1.00 per warrant (for an aggregate purchase price of $3.0 million). The amount paid for the Insider Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering, except that the Insider Warrants may not be called for redemption and may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At June 30, 2010, and December 31, 2009, 44.4 million warrants were outstanding. At June 30, 2010, 2.3 million of the original Insider Warrants continued to be held by insiders.

Restricted Stock and Restricted Stock Units. In our consolidated financial statements, we evaluate share-based compensation for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the three and six months ended June 30, 2010 and 2009, was zero.

Service-Condition Vesting Awards. In March 2010, pursuant to the Plan, we granted 0.2 million shares of restricted stock to our nonemployee directors. The shares will vest fully on March 15, 2011. Any shares not vested on or before March 15, 2011, will be forfeited.

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

Market-Condition Vesting Awards. In May 2008, members of management were granted 1.9 million shares of restricted stock, subject to market-based vesting restrictions. Of this 1.9 million, 0.7 million will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $10 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted average grant-date fair value of these awards was $2.03 per share. The remaining 1.2 million shares of the restricted stock grants will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $12.50 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted average grant-date fair value of these awards was $1.57 per share. Any shares not vested on February 28, 2011, will be forfeited.

Compensation Expense. We recognize compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the three and six months ended June 30, 2010, we recognized $0.9 million and $1.8 million, respectively, of compensation expense, and during the three and six months ended June 30, 2009, we recognized $0.9 million and $1.7 million, respectively. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income.

Fair Value Measurement. The fair value of service-condition restricted stock is determined based on the number of shares or units granted and the quoted price of our stock at the date of grant and is expensed on a straight-line basis over the vesting period. The fair value on the date of grant was $5.46 per share for the 2010 restricted stock grant, $0.43 per share for the 2009 grant, and $4.16 per share for the 2008 grant. Compensation expense is adjusted if the service condition is not met.

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

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of June 30, 2010, and December 31, 2009, and changes during the six months ended June 30, 2010, and the year ended December 31, 2009 (number of shares and aggregate fair value in thousands):

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value

Outstanding at December 31, 2008 (a)	1,143	$4.16	$4,754	1,916	$1.75	$3,345

Granted	5,841	0.43	2,512	—	—	—
Vested (b)	(604)	4.16	(2,511)	—	—	—
Forfeited	(49)	1.27	(63)	(32)	1.75	(56)

Outstanding at December 31, 2009 (a)(c)	6,331	$0.74	$4,692	1,884	$1.75	$3,289

Granted	200	$5.46	$1,090	—	$—	$—
Vested (b)	(3,009)	0.77	(2,304)	(4)	1.75	(7)
Forfeited	(43)	4.26	(180)	(2)	1.75	(3)

Outstanding at June 30, 2010 (a)(c)	3,479	$0.95	$3,298	1,878	$1.75	$3,279

(a)	Outstanding awards included all nonvested and nonforfeited awards.

(b)	We repurchase for cash any fractional shares as they vest. During the six months ended June 30, 2010, and the year ended December 31, 2009, we repurchased 25.18 shares and 24.33 shares, respectively.

(c)	The remaining weighted average contractual term is approximately 1.1 years for the service-condition awards and 0.8 years for the market-condition awards.

In 2010, employees were given the option to utilize shares to cover minimum tax withholdings upon the vesting of restricted stock. As of June 30, 2010, a total of 0.2 million shares and 0.1 million units were withheld from employees to cover taxes. The shares were canceled and retired.

At June 30, 2010, we had approximately $2.4 million and $0.7 million, respectively, of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.0 years and 3.0 years for the service-condition and market-condition awards, respectively. Unrecognized compensation expense is calculated net of estimated forfeitures. During the three and six months ended June 30, 2010, we recognized $0.9 million and $1.8 million, respectively, of compensation expense, $1.3 million of which related to the grant-date fair value of service-condition awards and $0.5 million of which related to the market-condition awards. During the three and six months ended June 30, 2009, we recognized $0.9 million and $1.7 million, respectively, of compensation expense, $0.6 million and $1.2 million of which related to the grant-date fair value of service-condition awards and $0.3 million and $0.5 million of which related to the market-condition awards.

Dividends. Our ability to pay dividends is restricted by our Credit Facilities, as well as Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends. We have not paid any cash dividends on our common stock to date.

BZ Intermediate Holdings LLC

BZ Intermediate has authorized 1,000 voting common units with a par value of $.01. All of these units have been issued to Boise Inc. BZ Intermediate refers to its capital as “Business unit equity” on its Consolidated Balance Sheets, and this represents its equity transactions with Boise Inc., net income (loss) from the operations of its subsidiaries, the effect of changes in other comprehensive income, and restricted stock. Share-based compensation costs in BZ Intermediate’s financial statements represent expenses for restricted stock of Boise Inc., which have been pushed down to BZ Intermediate for accounting purposes and are explained in more detail above.

17. Comprehensive Income

Comprehensive income includes the following (dollars in thousands):

	Boise Inc.
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net income	$13,310	$50,883	$625	$49,967
Other comprehensive income (loss), net of tax:
Cash flow hedges	—	314	259	398
Unfunded accumulated benefit obligation	255	276	519	184
Unrealized gains (losses) on short-term investments	2	(4)	5	(4)

Comprehensive income	$13,567	$51,469	$1,408	$50,545

	BZ Intermediate Holdings LLC
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net income	$13,315	$54,200	$1,466	$55,569
Other comprehensive income (loss), net of tax:
Cash flow hedges	—	314	259	398
Unfunded accumulated benefit obligation	255	276	519	184
Unrealized gains (losses) on short-term investments	2	(4)	5	(4)

Comprehensive income	$13,572	$54,786	$2,249	$56,147

18. St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon. The restructuring was primarily the result of declining product demand coupled with continuing high costs. We expect to spend approximately $1.0 million in 2010 and zero in 2011 in decommissioning and other costs. During the three and six months ended June 30, 2010, we spent $0.1 million and $0.2 million, respectively, in decommissioning costs and received proceeds of zero and $0.5 million, respectively, from sales of assets. During the three and six months ended June 30, 2009, we spent $1.0 million and $4.3 million, respectively, in decommissioning costs and $0.1 million and $0.5 million, respectively, in other costs, all of which are recorded in “St. Helens mill restructuring” in our Consolidated Statements of Income. These expenses are recorded in our Paper segment when the liability is incurred. At June 30, 2010, and December 31, 2009, we had $0.3 million and $0.5 million, respectively, of severance liabilities included in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheets.

19. Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K. Segment operating results for Boise Inc. and BZ Intermediate are identical for all periods presented. For differences in interest expense and income tax provision (benefit), see the reconciliation of net income to EBITDA that concludes this Note 19, Segment Information.

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended June 30, 2010	Trade	Related Parties	Inter- segment	Total

Paper	$348.5	$—	$15.7	$364.2	$25.7	(a)	$21.7	$47.4	(a)
Packaging	155.0	10.6	0.6	166.2	17.1	(a)	9.6	26.7	(a)
Corporate and Other	7.5	—	8.9	16.4	(5.0)		1.0	(4.0)

	511.0	10.6	25.2	546.8	37.8		32.3	70.1

Intersegment eliminations	—	—	(25.2)	(25.2)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	—		—	—
Loss on extinguishment of debt	—	—	—	—	—		—	—
Interest expense	—	—	—	—	(16.2)		—	—
Interest income	—	—	—	—	—		—	—

	$511.0	$10.6	$—	$521.6	$21.7		$32.3	$70.1

	Sales				Income Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended June 30, 2009	Trade	Related Parties	Inter- segment	Total

Paper	$342.4	$—	$14.0	$356.4	$84.5	(b)	$21.1	$105.6	(b)
Packaging	124.4	5.2	0.6	130.2	20.3	(b)	10.8	31.1	(b)
Corporate and Other	3.1	4.3	7.8	15.2	(7.1	)(b)	1.0	(6.1)

	469.9	9.5	22.4	501.8	97.7		32.9	130.6

Intersegment eliminations	—	—	(22.4)	(22.4)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.6		—	—
Interest expense	—	—	—	—	(21.4)		—	—
Interest income	—	—	—	—	0.1		—	—

	$469.9	$9.5	$—	$479.4	$77.1		$32.9	$130.6

	Sales				Income Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Six Months Ended June 30, 2010	Trade	Related Parties	Inter- segment	Total

Paper	$687.8	$—	$29.9	$717.7	$55.7	(a)	$43.2	$98.8	(a)
Packaging	296.9	16.2	1.2	314.3	11.3	(a)	19.3	30.6	(a)
Corporate and Other	12.2	2.6	18.2	33.0	(9.8)		1.9	(7.9)

	996.9	18.8	49.3	1,065.0	57.2		64.4	121.5

Intersegment eliminations	—	—	(49.3)	(49.3)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	—		—	—
Loss on extinguishment of debt	—	—	—	—	(22.2	)(a)	—	(22.2	)(a)
Interest expense	—	—	—	—	(32.6)		—	—
Interest income	—	—	—	—	0.1		—	—

	$996.9	$18.8	$—	$1,015.7	$2.4		$64.4	$99.3

	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Six Months Ended June 30, 2009	Trade	Related Parties	Inter- segment	Total

Paper	$679.4	$—	$29.0	$708.4	$109.3	(b)	$42.5	$151.7	(b)
Packaging	269.7	16.4	1.3	287.4	21.5	(b)	20.4	41.9	(b)
Corporate and Other	5.7	8.5	16.2	30.4	(12.3	)(b)	2.0	(10.3	)(b)

	954.8	24.9	46.5	1,026.2	118.5		64.9	183.4

Intersegment eliminations	—	—	(46.5)	(46.5)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.5		—	—
Interest expense	—	—	—	—	(43.5)		—	—
Interest income	—	—	—	—	0.1		—	—

	$954.8	$24.9	$—	$979.7	$75.6		$64.9	$183.4

(a)	The three and six months ended June 30, 2010, included $0.4 million of income and $0.3 million of income recorded in the Paper segment associated with the restructuring of the St. Helens mill.

The three and six months ended June 30, 2010, included $2.7 million of income and $0.6 million of expense related to the change in fair value of energy hedges, of which $2.3 million and $0.5 million was recorded in the Paper segment and $0.4 million and $0.1 million in the Packaging segment.

The three and six months ended June 30, 2010, included $22.2 million of noncash expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(b)	The three and six months ended June 30, 2009, included $57.0 million of income recorded in the Paper segment, $19.9 million of income recorded in the Packaging segment, and $1.6 million of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

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

(c)	EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate derivatives, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA (dollars in millions):

	Boise Inc.
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net income	$13.3	$50.9	$0.6	$50.0
Change in fair value of interest rate derivatives	—	(0.6)	—	(0.5)
Interest expense	16.2	21.4	32.6	43.5
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Income tax provision (benefit)	8.4	26.2	1.8	25.6
Depreciation, amortization, and depletion	32.3	32.9	64.4	64.9

EBITDA	$70.1	$130.6	$99.3	$183.4

	BZ Intermediate Holdings LLC
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net income	$13.3	$54.2	$1.5	$55.6
Change in fair value of interest rate derivatives	—	(0.6)	—	(0.5)
Interest expense	16.2	18.7	32.6	38.2
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Income tax provision (benefit)	8.4	25.6	0.9	25.4
Depreciation, amortization, and depletion	32.3	32.9	64.4	64.9

EBITDA	$70.1	$130.6	$99.3	$183.4

20. Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code allowed an excise tax credit for taxpayers using alternative fuels in the taxpayer’s trade or business. As of December 31, 2009, we recorded a receivable of $56.6 million in “Receivables, Other” on our Consolidated Balance Sheet for alternative fuel mixture credits. We received this credit in March 2010 after we filed our 2009 federal income tax return. Eligibility for new credits expired on December 31, 2009. During the three and six months ended June 30, 2009, we recorded $75.3 million in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income.

In early July 2010, the Internal Revenue Service Office of Chief Counsel released a memo opining that black liquor qualifies for a cellulosic biofuel producer credit (CBPC) and clarifying that companies may claim either the alternative fuel mixture credit or the CBPC for black liquor produced in 2009. Companies that claimed the alternative fuels mixture credit may return the cash received and file for the CBPC, which carries a higher credit value. However, this credit is taxable, may only be used to offset a portion of taxable income, and has a relatively short carry-forward period. We are evaluating the impact of filing for the CBPC on our specific tax situation.

21. Commitments and Guarantees

Commitments

We have financial commitments for lease payments and for the purchase of wood fiber and utilities. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities.

These agreements are discussed in Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K. At June 30, 2010, there have been no material changes to our commitments outside of the normal course of business, except as disclosed in Note 12, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

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

23. Consolidating Guarantor and Nonguarantor Financial Information

Our 9% and 8% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each of its existing and future subsidiaries (other than: (i) the co-issuers, Boise Paper Holdings, Boise Co-Issuer Company, and Boise Finance Company; (ii) Louisiana Timber Procurement Company, L.L.C.; and (iii) our foreign subsidiaries). The following consolidating financial statements present the results of operations, financial position, and cash flows of (i) BZ Intermediate Holdings LLC (parent); (ii) co-issuers; (iii) guarantor subsidiaries; (iv) nonguarantor subsidiaries; and (v) eliminations to arrive at the information on a consolidated basis.

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income

For the Three Months Ended June 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,557	$505,822	$1,633	$—	$511,012
Intercompany	—	—	—	27,625	(27,625)	—
Related parties	—	—	—	10,549	—	10,549

	—	3,557	505,822	39,807	(27,625)	521,561

Costs and expenses
Materials, labor, and other operating expenses	—	3,768	403,644	39,807	(27,625)	419,594
Fiber costs from related parties	—	—	5,168	—	—	5,168
Depreciation, amortization, and depletion	—	856	31,411	—	—	32,267
Selling and distribution expenses	—	—	14,198	56	—	14,254
General and administrative expenses	—	4,080	8,489	—	—	12,569
St. Helens mill restructuring	—	—	(434)	—	—	(434)
Other (income) expense, net	—	—	19	(30)	—	(11)

	—	8,704	462,495	39,833	(27,625)	483,407

Income (loss) from operations	—	(5,147)	43,327	(26)	—	38,154

Foreign exchange gain (loss)	—	(69)	(254)	—	—	(323)
Change in fair value of interest rate derivatives	—	(13)	—	—	—	(13)
Loss on extinguishment of debt	—	(28)	—	—	—	(28)
Interest expense	—	(16,165)	—	—	—	(16,165)
Interest expense—intercompany	—	(50)	—	(4)	54	—
Interest income	—	60	1	—	—	61
Interest income—intercompany	—	4	50	—	(54)	—

	—	(16,261)	(203)	(4)	—	(16,468)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(21,408)	43,124	(30)	—	21,686
Income tax (provision) benefit	—	(8,370)	(1)	—	—	(8,371)

Income (loss) before equity in net income (loss) of affiliates	—	(29,778)	43,123	(30)	—	13,315
Equity in net income (loss) of affiliates	13,315	43,093	—	—	(56,408)	—

Net income (loss)	$13,315	$13,315	$43,123	$(30)	$(56,408)	$13,315

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income

For the Three Months Ended June 30, 2009

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$—	$468,510	$1,367	$—	$469,877
Intercompany	—	—	1	20,041	(20,042)	—
Related parties	—	3,622	681	5,187	—	9,490

	—	3,622	469,192	26,595	(20,042)	479,367

Costs and expenses
Materials, labor, and other operating expenses	—	3,441	376,018	26,596	(20,042)	386,013
Fiber costs from related parties	—	—	8,933	—	—	8,933
Depreciation, amortization, and depletion	—	892	32,000	—	—	32,892
Selling and distribution expenses	—	—	13,974	50	—	14,024
General and administrative expenses	—	5,386	7,305	—	—	12,691
St. Helens mill restructuring	—	—	1,133	—	—	1,133
Alternative fuel mixture credits, net	—	1,577	(76,914)	—	—	(75,337)
Other (income) expense, net	—	645	1,850	(61)	—	2,434

	—	11,941	364,299	26,585	(20,042)	382,783

Income (loss) from operations	—	(8,319)	104,893	10	—	96,584

Foreign exchange gain (loss)	—	538	619	—	—	1,157
Change in fair value of interest rate derivatives	—	627	—	—	—	627
Interest expense	—	(18,663)	—	—	—	(18,663)
Interest expense—intercompany	—	(39)	—	(3)	42	—
Interest income	—	91	—	—	—	91
Interest income—intercompany	—	3	39	—	(42)	—

	—	(17,443)	658	(3)	—	(16,788)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(25,762)	105,551	7	—	79,796
Income tax (provision) benefit	—	(25,543)	(53)	—	—	(25,596)

Income (loss) before equity in net income (loss) of affiliates	—	(51,305)	105,498	7	—	54,200
Equity in net income (loss) of affiliates	54,200	105,505	—	—	(159,705)	—

Net income (loss)	$54,200	$54,200	$105,498	$7	$(159,705)	$54,200

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income

For the Six Months Ended June 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$4,771	$989,267	$2,825	$—	$996,863
Intercompany	—	—	—	54,388	(54,388)	—
Related parties	—	2,364	332	16,107	—	18,803

	—	7,135	989,599	73,320	(54,388)	1,015,666

Costs and expenses
Materials, labor, and other operating expenses	—	7,200	801,947	73,320	(54,388)	828,079
Fiber costs from related parties	—	—	14,999	—	—	14,999
Depreciation, amortization, and depletion	—	1,680	62,718	—	—	64,398
Selling and distribution expenses	—	—	27,878	110	—	27,988
General and administrative expenses	—	9,394	14,634	—	—	24,028
St. Helens mill restructuring	—	—	(306)	—	—	(306)
Other (income) expense, net	—	17	(271)	(60)	—	(314)

	—	18,291	921,599	73,370	(54,388)	958,872

Income (loss) from operations	—	(11,156)	68,000	(50)	—	56,794

Foreign exchange gain (loss)	—	363	1	—	—	364
Change in fair value of interest rate derivatives	—	(42)	—	—	—	(42)
Loss on extinguishment of debt	—	(22,225)	—	—	—	(22,225)
Interest expense	—	(32,610)	—	—	—	(32,610)
Interest expense—intercompany	—	(99)	—	(8)	107	—
Interest income	—	95	3	—	—	98
Interest income—intercompany	—	8	99	—	(107)	—

	—	(54,510)	103	(8)	—	(54,415)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(65,666)	68,103	(58)	—	2,379
Income tax (provision) benefit	—	(874)	(39)	—	—	(913)

Income (loss) before equity in net income (loss) of affiliates	—	(66,540)	68,064	(58)	—	1,466
Equity in net income (loss) of affiliates	1,466	68,006	—	—	(69,472)	—

Net income (loss)	$1,466	$1,466	$68,064	$(58)	$(69,472)	$1,466

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income

For the Six Months Ended June 30, 2009

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$—	$952,369	$2,376	$—	$954,745
Intercompany	—	—	4	38,221	(38,225)	—
Related parties	—	7,238	1,263	16,406	—	24,907

	—	7,238	953,636	57,003	(38,225)	979,652

Costs and expenses
Materials, labor, and other operating expenses	—	6,824	773,550	57,003	(38,225)	799,152
Fiber costs from related parties	—	—	14,636	—	—	14,636
Depreciation, amortization, and depletion	—	1,720	63,144	—	—	64,864
Selling and distribution expenses	—	—	27,712	94	—	27,806
General and administrative expenses	—	9,053	14,011	—	—	23,064
St. Helens mill restructuring	—	—	4,781	—	—	4,781
Alternative fuel mixture credits, net	—	1,577	(76,914)	—	—	(75,337)
Other (income) expense, net	—	1,015	1,778	(120)	—	2,673

	—	20,189	822,698	56,977	(38,225)	861,639

Income (loss) from operations	—	(12,951)	130,938	26	—	118,013

Foreign exchange gain (loss)	—	129	350	—	—	479
Change in fair value of interest rate derivatives	—	495	—	—	—	495
Interest expense	—	(38,195)	—	—	—	(38,195)
Interest expense—intercompany	—	(79)	—	(7)	86	—
Interest income	—	145	—	—	—	145
Interest income—intercompany	—	7	79	—	(86)	—

	—	(37,498)	429	(7)	—	(37,076)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(50,449)	131,367	19	—	80,937
Income tax (provision) benefit	—	(25,230)	(138)	—	—	(25,368)

Income (loss) before equity in net income (loss) of affiliates	—	(75,679)	131,229	19	—	55,569
Equity in net income (loss) of affiliates	55,569	131,248	—	—	(186,817)	—

Net income (loss)	$55,569	$55,569	$131,229	$19	$(186,817)	$55,569

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at June 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$127,943	$7	$112	$—	$128,062
Short-term investments	—	10,606	—	—	—	10,606
Receivables
Trade, less allowances	—	1,214	203,973	81	—	205,268
Intercompany	—	—	—	3,277	(3,277)	—
Related parties	—	—	—	2,236	—	2,236
Other	—	592	3,678	4	—	4,274
Inventories	—	16	255,319	—	—	255,335
Deferred income taxes	—	12,151	—	—	—	12,151
Prepaid and other	—	6,242	4,583	4	—	10,829

	—	158,764	467,560	5,714	(3,277)	628,761

Property
Property and equipment, net	—	6,371	1,179,701	—	—	1,186,072
Fiber farms and deposits	—	—	17,825	—	—	17,825

	—	6,371	1,197,526	—	—	1,203,897

Deferred financing costs	—	32,980	—	—	—	32,980
Intangible assets, net	—	—	30,981	—	—	30,981
Investments in affiliates	631,381	1,460,124	—	—	(2,091,505)	—
Other assets	—	4,480	3,066	—	—	7,546

Total assets	$631,381	$1,662,719	$1,699,133	$5,714	$(2,094,782)	$1,904,165

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at June 30, 2010 (continued)

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$3,536	$—	$—	$—	$3,536
Current portion of long-term debt	—	29,163	—	—	—	29,163
Income taxes payable	—	(2,273)	2,334	2	—	63
Accounts payable
Trade	—	10,853	177,778	4,607	—	193,238
Intercompany	—	—	3,277	—	(3,277)	—
Related parties	—	—	—	931	—	931
Accrued liabilities
Compensation and benefits	—	22,125	31,565	—	—	53,690
Interest payable	—	11,319	—	—	—	11,319
Other	—	2,914	13,938	167	—	17,019

	—	77,637	228,892	5,707	(3,277)	308,959

Debt
Long-term debt, less current portion	—	763,081	—	—	—	763,081

Other
Deferred income taxes	—	44,284	280	—	—	44,564
Compensation and benefits	—	122,446	—	—	—	122,446
Other long-term liabilities	—	23,890	9,844	—	—	33,734

	—	190,620	10,124	—	—	200,744

Commitments and contingent liabilities

Capital
Business unit equity	631,381	631,381	1,460,117	7	(2,091,505)	631,381

Total liabilities and capital	$631,381	$1,662,719	$1,699,133	$5,714	$(2,094,782)	$1,904,165

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2009

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$69,071	$33	$289	$—	$69,393
Short-term investments	—	10,023	—	—	—	10,023
Receivables
Trade, less allowances	—	—	185,087	23	—	185,110
Intercompany	—	—	—	1,254	(1,254)	—
Related parties	—	1,626	—	430	—	2,056
Other	—	828	61,581	1	—	62,410
Inventories	—	18	252,155	—	—	252,173
Prepaid and other	—	4,049	770	—	—	4,819

	—	85,615	499,626	1,997	(1,254)	585,984

Property
Property and equipment, net	—	6,408	1,199,271	—	—	1,205,679
Fiber farms and deposits	—	—	17,094	—	—	17,094

	—	6,408	1,216,365	—	—	1,222,773

Deferred financing costs	—	47,369	—	—	—	47,369
Intangible assets, net	—	—	32,358	—	—	32,358
Investments in affiliates	628,590	1,522,807	—	—	(2,151,397)	—
Other assets	—	4,106	3,200	—	—	7,306

Total assets	$628,590	$1,666,305	$1,751,549	$1,997	$(2,152,651)	$1,895,790

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2009 (continued)

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$30,711	$—	$—	$—	$30,711
Income taxes payable	—	(2,058)	2,296	2	—	240
Accounts payable
Trade	—	11,983	158,795	1,740	—	172,518
Intercompany	—	—	1,254	—	(1,254)	—
Related parties	—	17	2,445	136	—	2,598
Accrued liabilities
Compensation and benefits	—	23,789	44,159	—	—	67,948
Interest payable	—	4,946	—	—	—	4,946
Other	—	13,558	10,058	119	—	23,735

	—	82,946	219,007	1,997	(1,254)	302,696

Debt
Long-term debt, less current portion	—	785,216	—	—	—	785,216

Other
Deferred income taxes	—	24,283	280	—	—	24,563
Compensation and benefits	—	123,889	—	—	—	123,889
Other long-term liabilities	—	21,381	9,455	—	—	30,836

	—	169,553	9,735	—	—	179,288

Commitments and contingent liabilities

Capital
Business unit equity	628,590	628,590	1,522,807	—	(2,151,397)	628,590

Total liabilities and capital	$628,590	$1,666,305	$1,751,549	$1,997	$(2,152,651)	$1,895,790

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flow

For the Six Months Ended June 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$1,466	$1,466	$68,064	$(58)	$(69,472)	$1,466
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(1,466)	(68,006)	—	—	69,472	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	6,146	62,718	—	—	68,864
Share-based compensation expense	—	1,834	—	—	—	1,834
Pension and other postretirement benefit expense	—	4,705	—	—	—	4,705
Deferred income taxes	—	907	—	—	—	907
Change in fair value of energy derivatives	—	—	617	—	—	617
Change in fair value of interest rate derivatives	—	42	—	—	—	42
(Gain) loss on sales of assets, net	—	—	45	—	—	45
Other	—	(363)	(1)	—	—	(364)
Loss on extinguishment of debt	—	22,225	—	—	—	22,225
Decrease (increase) in working capital
Receivables	—	748	58,723	(3,890)	(17,682)	37,899
Inventories	—	2	(5,349)	—	—	(5,347)
Prepaid expenses	—	5,319	(3,812)	(4)	—	1,503
Accounts payable and accrued liabilities	—	(412)	(14,628)	3,710	17,682	6,352
Current and deferred income taxes	—	(531)	39	—	—	(492)
Pension and other postretirement benefit payments	—	(5,864)	—	—	—	(5,864)
Other	—	441	(542)	—	—	(101)

Cash provided by (used for) operations	—	(31,341)	165,874	(242)	—	134,291

Cash provided by (used for) investment
Expenditures for property and equipment	—	(1,889)	(35,592)	—	—	(37,481)
Purchases of short-term investments	—	(11,825)	—	—	—	(11,825)
Maturities of short-term investments	—	11,247	—	—	—	11,247
Sales of assets	—	—	575	—	—	575
Other	—	359	(129)	—	—	230

Cash provided by (used for) investment	—	(2,108)	(35,146)	—	—	(37,254)

Cash provided by (used for) financing
Issuances of long-term debt	—	300,000	—	—	—	300,000
Payments of long-term debt	—	(323,683)	—	—	—	(323,683)
Payments of short-term borrowings	—	(1,752)	—	—	—	(1,752)
Payments of deferred financing fees	—	(11,613)	—	—	—	(11,613)
Due to (from) affiliates	—	130,689	(130,754)	65	—	—
Other	—	(1,320)	—	—	—	(1,320)

Cash provided by (used for) financing	—	92,321	(130,754)	65	—	(38,368)

Increase (decrease) in cash and cash equivalents	—	58,872	(26)	(177)	—	58,669
Balance at beginning of the period	—	69,071	33	289	—	69,393

Balance at end of the period	$—	$127,943	$7	$112	$—	$128,062

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flow

For the Six Months Ended June 30, 2009

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$55,569	$55,569	$131,229	$19	$(186,817)	$55,569
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(55,569)	(131,248)	—	—	186,817	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	8,034	63,144	—	—	71,178
Share-based compensation expense	—	1,744	—	—	—	1,744
Pension and other postretirement benefit expense	—	4,877	—	—	—	4,877
Deferred income taxes	—	19,710	—	—	—	19,710
Change in fair value of energy derivatives	—	—	(1,277)	—	—	(1,277)
Change in fair value of interest rate derivatives	—	(495)	—	—	—	(495)
(Gain) loss on sales of assets, net	—	(1)	11	—	—	10
Other	—	(35)	(350)	—	—	(385)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(14)	12,271	(1,104)	1,829	12,982
Inventories	—	1	68,236	—	—	68,237
Prepaid expenses	—	5	(3,013)	358	—	(2,650)
Accounts payable and accrued liabilities	—	(4,079)	(2,242)	1,029	(1,829)	(7,121)
Current and deferred income taxes	—	4,912	138	—	—	5,050
Pension and other postretirement benefit payments	—	(7,031)	—	—	—	(7,031)
Other	—	1,042	(711)	—	—	331

Cash provided by (used for) operations	—	(47,009)	267,436	302	—	220,729

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	—	(543)	—	—	(543)
Expenditures for property and equipment	—	(1,617)	(34,237)	—	—	(35,854)
Purchases of short-term investments	—	(10,000)	—	—	—	(10,000)
Sales of assets	—	1	316	—	—	317
Other	—	(42)	613	—	—	571

Cash provided by (used for) investment	—	(11,658)	(33,851)	—	—	(45,509)

Cash provided by (used for) financing
Issuances of long-term debt	—	10,000	—	—	—	10,000
Payments of long-term debt	—	(92,631)	—	—	—	(92,631)
Due to (from) affiliates	—	234,420	(233,585)	(835)	—	—

Cash provided by (used for) financing	—	151,789	(233,585)	(835)	—	(82,631)

Increase (decrease) in cash and cash equivalents	—	93,122	—	(533)	—	92,589
Balance at beginning of the period	—	19,866	7	2,645	—	22,518

Balance at end of the period	$—	$112,988	$7	$2,112	$—	$115,107

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2009 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). Except where otherwise indicated, this Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided with respect to Boise Inc., which has materially the same financial condition and results of operations as BZ Intermediate Holdings LLC (BZ Intermediate) except for income taxes.

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

Paper. Our Paper segment manufactures and sells a range of papers, including communication-based papers, packaging-demand-driven papers, and market pulp. Our communication-based papers include cut-size office papers and printing and converting papers (including envelope, form, and commercial printing papers). Our packaging-demand-driven papers include label and release, corrugating medium, and flexible packaging papers. We ship to customers both directly from our mills and through distribution centers. During the three and six months ended June 30, 2010, approximately 38% and 39%, respectively, of our uncoated freesheet paper sales volume, including approximately 61% and 62%, respectively, of our office papers sales volume, was sold to OfficeMax.

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

Corporate and Other. Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the three and six months ended June 30, 2010, segment sales related primarily to our rail and truck businesses were $16.5 million and $33.0 million, respectively.

From February 22, 2008, through early March 2010, Boise Cascade Holdings, L.L.C. (Boise Cascade) held a significant interest in us, and our transactions with Boise Cascade were related-party transactions. In early March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party.

We are party to an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2012. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. For the six months ended June 30, 2010, we recorded $2.3 million in “Sales, Related parties.”

Financial Highlights

The following table sets forth our financial highlights for the three and six months ended June 30, 2010 and 2009 (dollars in millions, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Sales	$521.6	$479.4	$1,015.7	$979.7
Net income	13.3	50.9	0.6	50.0
Net income per diluted share	0.16	0.60	0.01	0.61
Net income excluding special items	11.4	3.3	14.4	5.9
Net income excluding special items per diluted share	0.14	0.04	0.17	0.07
EBITDA	70.1	130.6	99.3	183.4
EBITDA excluding special items	67.0	53.0	121.9	111.5

Net income excluding special items, net income excluding special items per diluted share, EBITDA, and EBITDA excluding special items are not measures under U.S. generally accepted accounting principles (GAAP). EBITDA represents income (loss) before interest (changes in fair value of interest rate derivatives, interest expense, and interest income), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. EBITDA excluding special items and net income (loss) excluding special items represent EBITDA and net income (loss) adjusted by eliminating items that we believe are not consistent with our ongoing operations. The Company uses these measures to focus on ongoing operations and believes they are useful to investors because these measures enable meaningful comparisons of past and present operating results.

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following tables provide a reconciliation of net income to EBITDA, segment income (loss) to EBITDA, and EBITDA to EBITDA excluding special items for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net income	$13.3	$50.9	$0.6	$50.0
Change in fair value of interest rate derivatives	—	(0.6)	—	(0.5)
Interest expense	16.2	21.4	32.6	43.5
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Income tax provision (benefit)	8.4	26.2	1.8	25.6
Depreciation, amortization, and depletion	32.3	32.9	64.4	64.9

EBITDA	$70.1	$130.6	$99.3	$183.4

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Paper
Segment income	$25.7	$84.5	$55.7	$109.3
Depreciation, amortization, and depletion	21.7	21.1	43.2	42.4

EBITDA	$47.4	$105.6	$98.8	$151.7

St. Helens mill restructuring	(0.4)	1.1	(0.3)	4.8
Change in fair value of energy hedges	(2.3)	(2.8)	0.5	(1.0)
Alternative fuel mixture credits, net	—	(57.0)	—	(57.0)

EBITDA excluding special items	$44.7	$47.0	$99.0	$98.5

Packaging
Segment income	$17.1	$20.3	$11.3	$21.5
Depreciation, amortization, and depletion	9.6	10.8	19.3	20.4

EBITDA	$26.7	$31.1	$30.6	$41.9

Change in fair value of energy hedges	(0.4)	(0.7)	0.1	(0.3)
Alternative fuel mixture credits, net	—	(19.9)	—	(19.9)

EBITDA excluding special items	$26.3	$10.5	$30.7	$21.7

Corporate and Other
Segment loss	$(5.0)	$(7.1)	$(9.8)	$(12.3)
Depreciation, amortization, and depletion	1.0	1.0	1.9	2.0
Loss on extinguishment of debt	—	—	(22.2)	—

EBITDA	$(4.0)	$(6.1)	$(30.1)	$(10.3)

Alternative fuel mixture credits, net	—	1.6	—	1.6
Loss on extinguishment of debt	—	—	22.2	—

EBITDA excluding special items	$(4.0)	$(4.5)	$(7.9)	$(8.7)

EBITDA	$70.1	$130.6	$99.3	$183.4

EBITDA excluding special items	$67.0	$53.0	$121.9	$111.5

The following table reconciles net income to net income excluding special items and presents net income excluding special items per diluted share for the three and six months ended June 30, 2010 and 2009 (dollars and shares in millions, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net income	$13.3	$50.9	$0.6	$50.0
St. Helens mill restructuring	(0.4)	1.1	(0.3)	4.8
Change in fair value of energy hedges	(2.7)	(3.5)	0.6	(1.3)
Alternative fuel mixture credits, net	—	(75.3)	—	(75.3)
Loss on extinguishment of debt	—	—	22.2	—
Tax impact of special items (a)	1.2	30.1	(8.7)	27.8

Net income excluding special items	$11.4	$3.3	$14.4	$5.9

Weighted average common shares outstanding: diluted	84.1	84.3	84.1	81.9
Net income excluding special items per diluted share	$0.14	$0.04	$0.17	$0.07

(a)	Special items are tax effected in the aggregate at an assumed combined federal and state statutory rate of 38.7%.

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

Through this refinancing, we replaced our variable-rate debt due in 2014 with fixed-rate debt due in 2020, thereby extending maturities, fixing interest rates, and increasing our financial flexibility. We completed the public registration of the 8% Senior Notes in June 2010, and in July 2010, we completed an exchange of the privately placed 8% Senior Notes for the publicly registered 8% Senior Notes due in 2020 having substantially identical terms.

Recent Trends and Operational Outlook

The U.S. economy has continued to grow during the first half of 2010, following growth in the second half of 2009. However, unemployment remains elevated, and income growth is under pressure as labor market weakness persists. Housing starts fell to an annual rate of 549,000 in June 2010, which is the lowest level recorded so far this year. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations, and financial position.

U.S. industry demand for uncoated freesheet remained stable during the first half of 2010. According to the American Forest & Paper Association (AF&PA), year-to-date 2010 U.S. industry shipments through June improved 1.1%, compared with the same period in 2009, and year-to-date industry operating rates in the U.S. were at 91%, according to the most recent data available. During 2008 and 2009, demand for commodity communication papers was negatively affected by weak macroeconomic conditions and continues to be affected by the secular shift to electronic media for communications. Demand for printing and converting products has also been negatively affected by these factors and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reduction in industry capacity in 2008, 2009, and early 2010. Compared with prior years, U.S. uncoated freesheet inventories remained low at approximately 865,000 short tons in June 2010.

Sales prices for our uncoated freesheet papers improved in second quarter 2010, compared with second quarter 2009. During first quarter 2010, we implemented a $40-per-short-ton price increase across most of our uncoated freesheet grades, including cut-size office papers, offset, and midweight opaque grades. In April 2010, we announced a $60-per-short-ton price increase effective in May across virtually all of our uncoated office papers and printing and converting grades.

U.S. industry containerboard demand improved through June 2010, compared with the same period in 2009. Industry box shipments in the U.S. increased 4.2% through June 2010, compared with the prior year, and year-to-date industry operating rates through June 2010 were at 95%, according to AF&PA. Total U.S. containerboard inventories declined to 2.0 million short tons in June 2010, compared with 2.2 million short tons in June 2009.

Recent linerboard pricing trends have shown improvement. In first quarter 2010, we implemented a $50-per-short-ton and $70-per-short-ton price increase for domestic linerboard sales in the eastern and western U.S., respectively. In second quarter 2010, we implemented an additional $60-per-short-ton increase for domestic linerboard sales. In July 2010, we announced a $60-per-short-ton increase effective for August orders. There is no assurance the announced price increase will be fully realized. These price increases are being passed through to corrugated products as markets and contracts allow. Packaging demand in our agriculture, food, and beverage markets, which has historically been less correlated to broad economic activity, improved in second quarter 2010, compared with second quarter 2009. These markets constitute just over half of our corrugated product end-use markets. Demand in our industrial markets and containerboard export markets is more closely aligned with general economic activity and showed improvement, compared with second quarter 2009.

Fiber costs increased in second quarter 2010, compared with second quarter 2009, driven primarily by increased production and higher purchased pulp prices, which began to decline in early third quarter 2010. The majority of our fiber needs in our Paper segment and nearly all of our fiber needs in our Packaging segment are supplied by wood fiber. Prices for commodity chemicals declined from the prior-year period but increased sequentially, while prices for our energy inputs remained relatively stable.

During second quarter 2010, we performed scheduled annual maintenance outages at our International Falls, Minnesota, and Wallula, Washington, pulp and paper mills. We have no scheduled annual maintenance outages during third quarter 2010.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	Labor and personnel relations.

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Competing technologies that affect the demand for our products.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, wood fiber, energy, and chemicals.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Major equipment failure.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	Our customer concentration and the ability of our customers to pay.

•	The other factors described in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K.

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

From 2004 to 2009, North American uncoated freesheet, containerboard, and newsprint capacities declined approximately 22%, 1%, and 32%, respectively, according to Resource Information Systems Inc. (RISI). Further capacity closures and conversions have been implemented in 2010. New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill.

Industry supply of paper is also influenced by the level of imports and by overseas production capacity, which has grown over the past decade. According to RISI, U.S. uncoated freesheet imports increased for the first six months of 2010, compared with the same period in 2009. U.S. exports have increased at a greater rate over the time period, mitigating the impact of increased imports.

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

Fiber. The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs from related parties, for each of the periods listed below:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Paper	31%	25%	31%	25%
Packaging	18%	17%	18%	15%

The primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Substantially all fiber is acquired from outside sources. We convert logs and wood chips into pulp, which we use at our paper mills to produce paper. On an aggregate basis, operating at capacity, we are a net consumer of market pulp, producing and selling less market pulp on the open market than we purchase on the open market. The net market pulp consumed is a relatively small portion of our overall fiber needs.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of supply and demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough over recent years to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased in second quarter 2010, compared with 2009. Higher diesel costs increase the cost of harvesting and transporting wood to the mills, affecting fiber costs in all of our regions.

In Minnesota, overall fiber costs increased in second quarter 2010, compared with second quarter 2009, driven by higher prices for purchased pulp and increased consumption of fiber as a result of increased production volumes.

In the Pacific Northwest, fiber costs increased in second quarter 2010, compared with second quarter 2009, due to higher overall consumption of fiber as a result of increased production volumes and higher prices for purchased pulp, wood, and recycled fiber.

In the South, during second quarter 2010, fiber costs at our DeRidder mill increased overall, compared with second quarter 2009, due to increased overall fiber consumption as a result of increased production volumes. This was offset partially by modestly lower wood fiber prices. In our Alabama operating region, fiber costs increased in second quarter 2010, compared with second quarter 2009, driven by increased purchased pulp and recycled fiber prices.

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

Energy. Energy prices, particularly for electricity and natural gas, have been volatile in recent years. Currently, natural gas prices are favorable, compared with historical averages. In second quarter 2010, energy costs were higher, compared with second quarter 2009, driven by increased consumption of energy due to higher production volumes, offset partially in the Paper segment by lower electrical prices and a more favorable energy mix. Under normal operations, we expect to consume approximately 12 million mmBtu (millions of British thermal units) of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, in each of the periods listed below:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Paper	11%	10%	13%	13%
Packaging	12%	9%	13%	11%

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. As of June 30, 2010, we had entered into derivative instruments related to approximately 50% of our forecasted natural gas purchases for July 2010 through October 2010, approximately 34% of our forecasted natural gas purchases for November 2010 through March 2011, approximately 28% of our forecasted natural gas purchases for April 2011 through October 2011, approximately 6% of our forecasted natural gas purchases for November 2011 through March 2012, and approximately 3% of our forecasted natural gas purchases for April 2012 through October 2012. At June 30, 2010, these derivatives included three-way collars and call spreads.

We have elected to account for these instruments as economic hedges. At June 30, 2010, we recorded the fair value of the derivatives, or $2.1 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. For the three and six months ended June 30, 2010, we recorded the change in fair value of the instruments, or $2.7 million of income and $0.6 million of expense, respectively, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income. For the three and six months ended June 30, 2009, we recorded the change in fair value of the instruments, or $3.5 million and $1.3 million of income, respectively, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income.

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for each of the periods listed below:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Paper	14%	15%	14%	15%
Packaging	6%	8%	6%	7%

Total chemical costs in second quarter 2010 were lower, compared with second quarter 2009, as a result of lower prevailing prices for many of our commodity chemical inputs. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. As of June 30, 2010, we had approximately 4,100 employees. Approximately 57% of these employees work pursuant to collective bargaining agreements. As of June 30, 2010, approximately 49% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; Jackson, Alabama; St. Helens, Oregon; Nampa, Idaho; and International Falls, Minnesota. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW) expired in March 2009 and was terminated by the AWPPW in October 2009. In February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously, and we declared an impasse in the bargaining process and implemented the terms of the last contract offer. Our potential inability to reach a mutually acceptable labor contract at Wallula, or at any of our other facilities, could result in, among other things, strikes or other work stoppages or slowdowns by the affected employees. We are currently negotiating the labor contract at our mill in DeRidder, Louisiana (387 employees also represented by the United Steelworkers), which expired in February 2010, and the labor contract at our mill in St. Helens, Oregon (122 employees represented by the AWPPW), which expired in March 2010. We expect to begin negotiating the labor contract at our mill in Jackson, Alabama (379 employees also represented by the United Steel Workers) after August 31, 2010, when that contract expires.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the Acts) became law. Based on our preliminary review, the Acts do not appear to create any substantial, immediate costs for us but may result in modest additional costs in 2011. Because we do not provide retirees with post-65 medical coverage, the elimination of the tax deduction related to the Medicare Part D subsidy in the Patient Protection and Affordable Care Act will not affect our financial statements. We are continuing to evaluate the effect, if any, of the Acts on our financial position and results of operations. Given the scope and complexity of the legislation, it is difficult to predict its future impact.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales for the three months ended June 30, 2010 and 2009 (dollars in millions, except percent-of-sales data):

	Three Months Ended June 30
	2010	2009
Sales
Trade	$511.0	$469.9
Related parties	10.5	9.5

	521.6	479.4

Costs and expenses
Materials, labor, and other operating expenses	419.6	386.0
Fiber costs from related parties	5.2	9.0
Depreciation, amortization, and depletion	32.3	32.9
Selling and distribution expenses	14.3	14.0
General and administrative expenses	12.6	12.7
St. Helens mill restructuring	(0.4)	1.1
Alternative fuel mixture credits, net	—	(75.3)
Other (income) expense, net	—	2.4

	483.4	382.8

Income from operations	$38.2	$96.6

Sales
Trade	98.0%	98.0%
Related parties	2.0	2.0

	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	80.5%	80.5%
Fiber costs from related parties	1.0	1.9
Depreciation, amortization, and depletion	6.2	6.9
Selling and distribution expenses	2.7	2.9
General and administrative expenses	2.4	2.7
St. Helens mill restructuring	(0.1)	0.2
Alternative fuel mixture credits, net	—	(15.7)
Other (income) expense, net	—	0.5

	92.7%	79.9%

Income from operations	7.3%	20.1%

The following table sets forth operating results in dollars and as a percentage of sales for the six months ended June 30, 2010 and 2009 (dollars in millions, except percent-of-sales data):

	Six Months Ended June 30
	2010	2009
Sales
Trade	$996.9	$954.8
Related parties	18.8	24.9

	1,015.7	979.7

Costs and expenses
Materials, labor, and other operating expenses	828.1	799.2
Fiber costs from related parties	15.0	14.6
Depreciation, amortization, and depletion	64.4	64.9
Selling and distribution expenses	28.0	27.8
General and administrative expenses	24.0	23.0
St. Helens mill restructuring	(0.3)	4.8
Alternative fuel mixture credits, net	—	(75.3)
Other (income) expense, net	(0.3)	2.7

	958.9	861.7

Income from operations	$56.8	$118.0

Sales
Trade	98.1%	97.5%
Related parties	1.9	2.5

	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	81.5%	81.6%
Fiber costs from related parties	1.5	1.5
Depreciation, amortization, and depletion	6.3	6.6
Selling and distribution expenses	2.7	2.8
General and administrative expenses	2.4	2.4
St. Helens mill restructuring	—	0.5
Alternative fuel mixture credits, net	—	(7.7)
Other (income) expense, net	—	0.3

	94.4%	88.0%

Income from operations	5.6%	12.0%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and six months ended June 30, 2010 and 2009 (in thousands of short tons and dollars per short ton, except corrugated containers and sheets):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Sales Volumes

Paper
Uncoated freesheet	312	315	624	618
Containerboard (medium)	31	30	63	60
Market pulp	14	11	32	18

	357	356	719	696

Packaging
Containerboard (linerboard)	54	54	116	92
Newsprint	59	28	113	88
Corrugated containers and sheets (mmsf)	1,686	1,444	3,302	2,862

Sales Prices

Paper
Uncoated freesheet	$970	$958	$955	$970
Containerboard (medium)	460	429	434	449
Market pulp	605	357	542	367

Packaging
Containerboard (linerboard)	$340	$302	$317	$323
Newsprint	474	434	459	539
Corrugated containers and sheets ($/msf)	56	59	55	59

Operating Results

The following presents a discussion of sales and costs for the three months ended June 30, 2010, compared with the same period in 2009.

Three Months Ended June 30, 2010, Compared With the Three Months Ended June 30, 2009

Sales

For the three months ended June 30, 2010, total sales increased $42.2 million, or 9%, to $521.6 million from $479.4 million for the three months ended June 30, 2009. The increase was driven primarily by increased sales prices and sales volumes in the Packaging segment and, to a lesser extent, by higher sales prices in the Paper segment.

Paper. Sales increased $7.8 million, or 2%, to $364.2 million from $356.4 million for the three months ended June 30, 2009. The increase was driven primarily by increased sales prices across the majority of our products. Overall uncoated freesheet net sales prices increased 1%, compared with the same period in 2009, as commodity uncoated freesheet net sales prices increased 1% and premium and specialty net sales prices remained relatively flat, compared with the prior-year period. Overall uncoated freesheet sales volumes declined 1%, compared with the prior-year period, driven by a 6% decline in sales volumes of commodity grades, offset partially by a 9% increase in sales volumes of premium and specialty grades. Increased premium and specialty sales volumes were driven primarily by 14% growth in combined sales volumes of premium office, label and release, and flexible packaging papers, which represented 32% of our total second quarter 2010 uncoated freesheet sales volumes.

Packaging. Sales increased $36.0 million, or 28%, to $166.2 million from $130.2 million for the three months ended June 30, 2009. The increase was driven by a 17% increase in sales volumes of corrugated containers and sheets due to improved market conditions and increased sheet sales from our sheet feeder plant in Texas. Also contributing were 13% and 9% increases in net selling prices for segment linerboard and newsprint, respectively, and improved newsprint sales volumes due to improved demand. These factors were offset partially by a 5% decrease in corrugated products net sales price, driven primarily by an increased sales mix of corrugated sheets relative to boxes. Sales volumes of segment linerboard were flat, despite improved markets, as increased sales volumes in our corrugated product and sheet operations resulted in a smaller proportion of linerboard available for sales to third parties.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $29.8 million to $424.8 million for the three months ended June 30, 2010, compared with $395.0 million for the three months ended June 30, 2009. The increase was driven primarily by higher fiber costs and higher consumption of all inputs due to increased production volumes.

Fiber, energy, and chemical costs were $117.1 million, $48.1 million, and $49.9 million, respectively, for the three months ended June 30, 2010, and $92.2 million, $40.5 million, and $51.0 million, respectively, for the three months ended June 30, 2009. This represents a cost increase of $31.4 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. This increase was driven primarily by higher prices for purchased pulp and recycled fiber and by increased consumption of all inputs. These costs were offset partially by lower chemical prices.

Fiber costs increased $19.6 million in our Paper segment and $5.3 million in our Packaging segment, compared with the three months ended June 30, 2009. Cost drivers included higher purchased pulp and recycled fiber prices in the Paper segment and higher overall consumption of fiber in both segments as a result of increased production.

Compared with the three months ended June 30, 2009, energy costs increased $2.6 million in our Paper segment and $5.1 million in our Packaging segment, due primarily to increased consumption of energy as a result of increased production. This was offset partially in the Paper segment by lower electrical prices and a more favorable energy mix.

Chemical costs decreased $1.4 million in our Paper segment, compared with the three months ended June 30, 2009, due primarily to lower prices. Chemical costs increased $0.3 million in our Packaging segment, compared with the three months ended June 30, 2009, driven primarily by increased consumption, offset partially by lower chemical prices.

Depreciation, amortization, and depletion for the three months ended June 30, 2010, was $32.3 million, compared with $32.9 million for the three months ended June 30, 2009.

Selling and distribution expenses increased $0.3 million to $14.3 million for the three months ended June 30, 2010, compared with $14.0 million for the three months ended June 30, 2009.

General and administrative expenses decreased $0.1 million to $12.6 million for the three months ended June 30, 2010, compared with $12.7 million for the three months ended June 30, 2009. As a percentage of sales, general and administrative expenses decreased to 2.4% for the three months ended June 30, 2010, compared with 2.7% for the three months ended June 30, 2009.

St. Helens Mill Restructuring. The three months ended June 30, 2010, included $0.1 million of costs associated with the restructuring of our St. Helens paper mill and $0.5 million of income from asset sales, compared with $1.1 million of costs associated with the restructuring for the three months ended June 30, 2009. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statements of Income. These costs included decommissioning costs and other costs related to the restructuring of the mill.

Other (Income) Expense. “Other (income) expense, net” includes miscellaneous income and expense items. For the three months ended June 30, 2010, we had a nominal amount of other income, and for the three months ended June 30, 2009, we had $2.4 million of other expense.

Income From Operations

Income from operations for the three months ended June 30, 2010, decreased $58.4 million to $38.2 million, compared with $96.6 million for the three months ended June 30, 2009. This decrease was driven primarily by $75.3 million of income from alternative fuel mixture credits recognized for the three months ended June 30, 2009. Excluding the $75.3 million, income from operations increased $16.9 million, compared with the prior-year period. This increase was driven primarily by increased sales prices in both the Paper and Packaging segments, as well as by increased sales volumes in the Packaging segment.

Paper. Segment income decreased $58.8 million to $25.7 million for the three months ended June 30, 2010, compared with $84.5 million of income for the three months ended June 30, 2009. This decrease was driven primarily by $57.0 million of income from alternative fuel mixture credits recognized for the three months ended June 30, 2009. Excluding the $57.0 million, income from operations decreased $1.8 million, compared with the prior-year period. This decrease was primarily the result of increased fiber costs, offset partially by increased sales prices and reduced chemical prices.

Packaging. Segment income decreased $3.2 million to $17.1 million for the three months ended June 30, 2010, compared with $20.3 million of income for the three months ended June 30, 2009. Segment income for the three months ended June 30, 2009, included $19.9 million of income from alternative fuel mixture credits. Excluding the $19.9 million, income from operations increased $16.7 million, compared with the prior-year period. This increase was due primarily to increased corrugated products and newsprint sales volumes in combination with higher segment linerboard and newsprint prices.

Other

Foreign exchange gain (loss). For the three months ended June 30, 2010, foreign exchange loss was $0.3 million, compared with a gain of $1.2 million for the three months ended June 30, 2009. This decrease was due primarily to a weakening of the U.S. dollar, compared with the Canadian dollar.

Interest expense. For the three months ended June 30, 2010 and 2009, interest expense was $16.2 million and $21.4 million, respectively, which includes interest on our debt obligations as well as the amortization of deferred financing fees and other. Interest expense decreased period over period due to our reduced principal balances. Interest expense for BZ Intermediate was $18.7 million for the three months ended June 30, 2009. This amount does not include the notes payable, which were recognized at Boise Inc. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income. For the three months ended June 30, 2010 and 2009, interest income was nominal.

Income taxes. For the three months ended June 30, 2010, Boise Inc. recorded $8.4 million of income tax expense and had an effective tax rate of 38.6%. For the three months ended June 30, 2009, we recorded $26.2 million of income tax expense.

For the three months ended June 30, 2010, BZ Intermediate recorded $8.4 million of income tax expense and had an effective tax rate of 38.6%. For the three months ended June 30, 2009, we recorded $25.6 million of income tax expense.

Six Months Ended June 30, 2010, Compared With the Six Months Ended June 30, 2009

Sales

For the six months ended June 30, 2010, total sales increased $36.0 million, or 4%, to $1,015.7 million from $979.7 million for the six months ended June 30, 2009. The increase was driven primarily by increased sales volumes in the Packaging and Paper segments, offset partially by lower net sales prices.

Paper. Sales increased $9.3 million, or 1%, to $717.7 million from $708.4 million for the six months ended June 30, 2009. The increase was driven primarily by increased sales volumes due to improved market conditions and less market downtime, offset partially by lower net sales prices. Sales volumes for uncoated freesheet premium and specialty grades increased 10%, compared with 2009, driven by 15% growth in combined sales volumes for label and release, flexible packaging, and premium office papers, compared with the first half of 2009. Sales volumes of commodity grades declined 4%. Increased sales volumes were offset partially by lower prices for many of our products. Overall uncoated freesheet net sales prices decreased 2%, compared with 2009, as both commodity and premium and specialty uncoated freesheet net sales prices decreased, compared with the prior-year period.

Packaging. Sales increased $26.9 million, or 9%, to $314.3 million from $287.4 million for the six months ended June 30, 2009. The increase was driven primarily by significant sales volume increases across all of our products as a result of improved market demand. Sales volumes of corrugated containers and sheets improved 15% due to more favorable market conditions and increased sheet sales from our sheet feeder plant in Texas. Sales volumes of segment linerboard and newsprint increased 25% and 28%, respectively. These sales volume increases were offset partially by decreased sales prices across all of our products. Net sales prices for segment linerboard declined 2%, newsprint net sales prices decreased 15%, and corrugated products net sales prices decreased 7%, compared with the prior-year period.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $29.3 million to $843.1 million for the six months ended June 30, 2010, compared with $813.8 million for the six months ended June 30, 2009. The increase was driven primarily by higher fiber costs and higher consumption of all inputs due to increased production volumes, compared with the first half of 2009.

Fiber, energy, and chemical costs were $232.7 million, $111.5 million, and $98.9 million, respectively, for the six months ended June 30, 2010, and $186.4 million, $101.3 million, and $101.8 million, respectively, for the six months ended June 30, 2009. This represents a cost increase of $53.6 million for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. This increase was driven primarily by increased costs for fiber as a result of higher consumption and higher purchased pulp prices. Increased consumption was driven primarily by higher production volumes. These costs were offset partially by lower prices for chemicals.

Fiber costs increased $36.9 million in our Paper segment and $9.4 million in our Packaging segment, compared with the six months ended June 30, 2009, due primarily to increased purchased pulp prices, increased recycled fiber prices, and increased fiber consumption as a result of increased production volumes.

Compared with the six months ended June 30, 2009, energy costs increased $2.8 million in our Paper segment and $7.4 million in our Packaging segment, due primarily to increased consumption of energy as a result of increased production, offset partially by lower prices for fuel and electricity.

Chemical costs decreased $1.5 million in our Paper segment and $1.4 million in our Packaging segment, compared with the six months ended June 30, 2009, due primarily to lower prices for chemical inputs.

Depreciation, amortization, and depletion for the six months ended June 30, 2010, was $64.4 million, compared with $64.9 million for the six months ended June 30, 2009.

Selling and distribution expenses increased $0.2 million to $28.0 million for the six months ended June 30, 2010, compared with $27.8 million for the six months ended June 30, 2009.

General and administrative expenses increased $1.0 million, or 4%, to $24.0 million for the six months ended June 30, 2010, compared with $23.0 million for the six months ended June 30, 2009. As a percentage of sales, general and administrative expenses remained at 2.4% for the six months ended June 30, 2010 and 2009.

St. Helens Mill Restructuring. The six months ended June 30, 2010, included a $0.3 million gain associated with the sale of assets as part of the restructuring of our St. Helens paper mill, compared with $4.8 million of costs for the six months ended June 30, 2009. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statements of Income. These costs included decommissioning costs and other costs related to the restructuring of the mill.

Other (Income) Expense. “Other (income) expense, net” includes miscellaneous income and expense items. For the six months ended June 30, 2010, we had $0.3 million of other income, and for the six months ended June 30, 2009, we had $2.7 million of other expense.

Income From Operations

Income from operations for the six months ended June 30, 2010, decreased $61.2 million to $56.8 million, compared with $118.0 million for the six months ended June 30, 2009. This decrease was driven primarily by $75.3 million of income from alternative fuel mixture credits recognized for the six months ended June 30, 2009. Excluding the $75.3 million, income from operations increased $14.1 million, compared with the prior-year period. This increase was due primarily to increased sales volumes across all of our products and, to a lesser extent, lower chemical costs in both the Paper and the Packaging segments. These increases were offset partially by increased fiber costs and lower net selling prices.

Paper. Segment income decreased $53.6 million to $55.7 million for the six months ended June 30, 2010, compared with $109.3 million for the six months ended June 30, 2009. This decrease was driven primarily by $57.0 million of income from alternative fuel mixture credits recognized during the six months ended June 30, 2009. Excluding the $57.0 million, income from operations increased $3.3 million, compared with the prior-year period. This increase was due primarily to increased sales volumes across all of our products and, to a lesser extent, lower chemical prices. These increases were offset partially by increased fiber costs and lower net selling prices.

Packaging. Segment income decreased $10.2 million to $11.3 million for the six months ended June 30, 2010, compared with $21.5 million for the six months ended June 30, 2009. Segment income for the six months ended June 30, 2009, included $19.9 million of income from alternative fuel mixture credits. Excluding the $19.9 million, income from operations increased $9.8 million, compared with the prior-year period. This increase was due primarily to increased sales volumes across all of our products and, to a lesser extent, lower chemical prices. This increase was offset partially by lower selling prices, as well as additional maintenance costs as a result of a more extensive outage at DeRidder in first quarter 2010, compared with 2009.

Other

Foreign exchange gain (loss). For the six months ended June 30, 2010, foreign exchange gain was $0.4 million, compared with a gain of $0.5 million for the six months ended June 30, 2009.

Loss on extinguishment of debt. For the six months ended June 30, 2010, loss on extinguishment of debt was $22.2 million. This amount consists primarily of previously unamortized deferred financing costs for our Tranche B term loan facility, which was paid off as part of our March 2010 debt refinancing.

Interest expense. For the six months ended June 30, 2010 and 2009, interest expense was $32.6 million and $43.5 million, respectively, which includes interest on our debt obligations as well as the amortization of deferred financing fees and other. Interest expense decreased period over period due to our reduced principal balances. Interest expense for BZ Intermediate was $38.2 million for the six months ended June 30, 2009. This amount does not include the notes payable, which were recognized at Boise Inc. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income. For the six months ended June 30, 2010 and 2009, interest income was nominal.

Income taxes. For the six months ended June 30, 2010, Boise Inc. recorded $1.8 million of income tax expense, and Boise Inc.’s effective tax rate was 73.7% as a result of discrete tax items. This rate is not representative of our annual expected tax rate for 2010. For the six months ended June 30, 2009, we recorded $25.6 million of income tax expense.

For the six months ended June 30, 2010, BZ Intermediate recorded $0.9 million of income tax expense and had an effective tax rate of 38.4%. For the six months ended June 30, 2009, we recorded $25.4 million of income tax expense.

Liquidity and Capital Resources

We believe that our cash flows from operations, as well as our available borrowing capacity under our $250.0 million revolving credit facility (the Revolving credit Facility) should be adequate to provide cash as required to support our ongoing operations, capital expenditures, and debt service obligations for the next 12 months.

If a contractually committed lender fails to honor its commitment under the $250.0 million Revolving Credit Facility, the other lenders would remain committed for their portion of the total facility. A total of eleven lenders participated in the Revolving Credit Facility at June 30, 2010, and the largest single commitment under the Revolving Credit Facility was $100.0 million. At June 30, 2010, we did not have any borrowings outstanding under the Revolving Credit Facility. Thus, at June 30, 2010, our aggregate liquidity from unused borrowing capacity under the Revolving Credit Facility totaled $245.1 million, net of outstanding letters of credit of $4.9 million. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness according to its terms or to fund our other liquidity needs.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, compensation, energy, chemicals, and interest. For the six months ended June 30, 2010, our operating activities provided $134.3 million of cash, compared with $220.7 million for the same period of 2009. Relative to 2009, cash provided by operations was negatively affected by a decrease in net income and lower favorable changes in working capital. Working capital levels in the first half of 2009 were affected by the restructuring of our St. Helens mill and associated inventory liquidation, which reduced working capital levels during that period.

2010

In 2010, favorable changes in working capital provided $40.4 million of cash from operations, compared with $71.4 million of cash provided from operations in 2009. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

The $40.4 million of cash provided by favorable changes in working capital is attributable primarily to decreases in receivables and increases in accounts payable and accrued liabilities. The primary reason for the decrease in receivables is related to the collection of the $56.6 million alternative fuel mixture credit receivable. Accounts payable and accrued liabilities increased in connection with sales and operations, but these increases were partially offset by the payment of 2009 short-term incentive compensation.

2009

In the first half of 2009, favorable changes in working capital provided $71.4 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

The $71.4 million of cash provided by operations related to favorable changes in working capital items is attributable primarily to decreases in receivables and inventories, offset partially by decreases in accounts payable and accrued liabilities, as well as increases in prepaid expenses. Decreases in inventory levels provided $68.2 million of cash from operations. Inventory volumes and levels were down due primarily to the St. Helens mill restructuring, lower newsprint operating levels, and inventory management efforts. Decreases in receivable levels provided $13.0 million of cash from operations, which is attributable primarily to lower sales levels, offset partially by the change in the alternative fuel tax receivable. Lower levels of accounts payable and accrued liabilities used $7.1 million of cash from operations, and increases in prepaid expenses used $2.7 million of cash from operations.

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

For the first half of 2010, we sold 624,000 short tons of uncoated freesheet, 116,000 short tons of linerboard to third parties, 3,302 million square feet of corrugated products, 113,000 short tons of newsprint, and 32,000 short tons of market pulp. A $10-per-short-ton price change in uncoated freesheet would have affected our revenue by approximately $13 million annually. A $10-per-short-ton price change in linerboard sold to third parties would have affected our revenue by approximately $3 million annually, and a $10-per-short-ton price change in newsprint would have affected our revenue by approximately $2 million. For corrugated sheets and containers, a $1-per-thousand-square-feet change in pricing affects our sales revenue by approximately $6 million.

Selling prices for uncoated freesheet, corrugated containers and sheets, linerboard, and newsprint declined, while selling prices for pulp improved during the first half of 2010, compared with the same period in 2009. Sales volumes for all product lines increased due to improved market conditions. Average net selling prices for uncoated freesheet papers declined $15 per short ton, or 2%, to $955 per short ton for the first half of 2010, compared with $970 per short ton for the first half of 2009. During the first half of 2010, we took no market-related downtime in uncoated freesheet production, compared with approximately 34,000 short tons of market-related downtime in the first half of 2009. Corrugated container and sheet prices declined $4 per thousand square feet (msf), or 7%, to $55 per msf for the first half of 2010, compared with $59 per msf for the first half of 2009. Linerboard net selling prices to third parties declined $6 per short ton, or 2%, to $317 per short ton for the first half of 2010, compared with $323 per short ton for the first half of 2009. Newsprint prices decreased $80 per short ton, or 15%, to $459 per short ton for the first half of 2010, compared with $539 per short ton for the same period in 2009, due to a partial recovery in prices from the significant decreases during the first half of 2009. During the first half of 2010, we did not take any market-related downtime in linerboard or newsprint production, compared with 44,000 short tons of market-related downtime in linerboard production and approximately 126,000 short tons of market-related downtime in newsprint during the same period in 2009.

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

Fiber costs for the first half of 2010 were $232.7 million, an increase of $46.3 million, or 25%, compared with costs of $186.4 million for the same period in 2009, due primarily to increased consumption of fiber as a result of increased sales and production volumes and increased purchased pulp prices. A 1% change in fiber costs affects our financial results by approximately $4 million annually.

Energy costs for first half of 2010 were $111.5 million, an increase of $10.2 million, or 10%, compared with costs of $101.3 million for the same period in 2009, driven primarily by increased consumption of energy as a result of expanded production, offset partially by lower prices for electricity and fuel. Natural gas is a significant component of our energy costs. A $1-per-mmBtu change in our natural gas prices affects our financial results by approximately $12 million annually.

Chemical costs for the first half of 2010 were $98.9 million, a decrease of $2.9 million, or 3%, from costs of $101.8 million for the first half of 2009, due primarily to lower prices for chemical inputs. A 1% change in chemical prices affects our financial results by approximately $2 million annually.

Labor costs related to the production of our products recorded in “Materials, labor, and other operating expenses” were $139.8 million in the first half of 2010, an increase of $2.7 million, or 2%, compared with the same period in 2009. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time. While we believe we have good labor relations, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

The weak macroeconomic conditions, significant decline in global equity markets, and turmoil in credit markets caused our pension investment portfolio to suffer significant losses through the end of first quarter 2009. A rebound occurred in the financial markets during the remainder of 2009 and first quarter 2010, before weakening in second quarter 2010. As of June 30, 2010, our pension assets had increased to a market value of $302 million, compared with $260 million at June 30, 2009. The Worker, Retiree, and Employee Recovery Act (WRERA) of 2008 provides some relief as to the timing of our required future cash contributions, and the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, signed into law in June, extends some of the earlier funding relief provisions and adds some additional relief options. Despite this legislation, we may make material contributions to our pension plans in future years. We made a voluntary contribution of $5.5 million to our qualified pension plans during the six months ended June 30, 2010. In July 2010, we made an additional voluntary contribution of $5.5 million to our qualified pension plans. We have satisfied our pension contribution requirements for 2010; however, we may choose to make further voluntary contributions during the remainder of 2010. Assuming a rate of return on plan assets of 7.25% in 2010 and 2011 and including the $11 million of contributions made through July 2010, we estimate that we will be required to contribute approximately $18 million in 2011. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending on the effect of these and other factors. Changes in the financial markets may require us to make larger contributions to our pension plans than previously anticipated. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years.

Investment Activities

Cash investing activities used $37.3 million for the six months ended June 30, 2010, compared with $45.5 million used for the same period in 2009.

Cash capital expenditures for property, plant, and equipment for the six months ended June 30, 2010, were $37.5 million. Cash capital expenditures for property, plant, and equipment for the six months ended June 30, 2009, were $35.9 million.

Cash investing activities for the six months ended June 30, 2010, also included $11.8 million for purchases of short-term investments and $11.2 million of maturities of short-term investments, which consisted of funds invested in certificates of deposit insured by the Federal Deposit Insurance Corporation.

We expect capital expenditures in 2010 to total approximately $100 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2010 will be for cost savings, business improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our performance improvement projects also focus on opportunities to improve our energy efficiency. We expect to spend approximately $1.4 million in 2010 for environmental compliance.

Financing Activities

Cash used for financing activities was $38.4 million for the six months ended June 30, 2010, compared with $82.6 million of cash used for financing activities for the same period in 2009. Financing activities for the six months ended June 30, 2010, reflect $323.7 million of long-term debt repayments, $300.0 million of debt issuances, and $11.6 million of cash paid for deferred financing fees. Under our $250 million Revolving Credit Facility, $245.1 million was available at June 30, 2010. Cash used by financing activities for the six months ended June 30, 2009, reflects $92.6 million of debt repayments.

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

Our expected debt service obligation, assuming interest rates remain at June 30, 2010, levels, is estimated to be approximately $39.8 million for the remainder of 2010 and $101.9 million for 2011, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $2 million per year (based on debt levels and interest rates as of June 30, 2010).

The following discusses our debt structure in more detail.

At June 30, 2010, and December 31, 2009, our long-term debt and the interest rates on that debt were as follows (dollars in millions):

	June 30, 2010		December 31, 2009
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$—	—%
Tranche A term loan, due 2013	192.2	3.13	203.7	3.25
Tranche B term loan, due 2014	—	—	312.2	5.75
9% senior notes, due 2017	300.0	9.00	300.0	9.00
8% senior notes, due 2020	300.0	8.00	—	—
Current portion of long-term debt	(29.2)	3.13	(30.7)	3.97

Long-term debt, less current portion	763.1	7.35	785.2	6.41
Current portion of long-term debt	29.2	3.13	30.7	3.97

	$792.2	7.20%	$815.9	6.32%

As of June 30, 2010, Boise Inc. and BZ Intermediate’s debt consisted of the following:

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

•

The Tranche A Term Loan Facility: A five-year amortizing senior secured loan facility with interest at LIBOR plus an applicable margin, which is currently 275 basis points, or a calculated base rate plus an applicable margin, which is currently 175 basis points. The Tranche A term loan facility was originally issued at $250.0 million. At December 31, 2009, our LIBOR applicable margin was 300 basis points, and our calculated base rate applicable margin was 200 basis points.

•	The 9% Senior Notes: An eight-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 9%.

•	The 8% Senior Notes: A ten-year nonamortizing $300.0 million senior unsecured debt obligation with annual interest at 8%.

The Credit Facilities are secured by a first-priority lien on all of the assets of our subsidiaries that guarantee or are borrowers, and in the event of default, the lenders generally would be entitled to seize these assets. All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a calculated base rate or adjusted Eurodollar rate. The calculated base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. The adjusted Eurodollar rate means LIBOR rounded to the nearest 1/16 of 1.0% and adjusted for any applicable reserve requirements. In addition to paying interest, we pay a commitment fee to the lenders under the Revolving Credit Facility at a rate of

0.375% per annum times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. We also pay letter of credit fees of 275 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

At June 30, 2010, and December 31, 2009, we had no borrowings outstanding under the Revolving Credit Facility. For the six months ended June 30, 2010, and the year ended December 31, 2009, the average interest rates for our borrowings under our Revolving Credit Facility were zero and 3.7%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were zero for the six months ended June 30, 2010, and zero and $60.0 million for the year ended December 31, 2009. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the six months ended June 30, 2010 and 2009, was zero and $17.2 million, respectively. At June 30, 2010, we had availability of $245.1 million, which is net of outstanding letters of credit of $4.9 million. At December 31, 2009, we had availability of $227.8 million, which was net of outstanding letters of credit of $22.2 million.

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

The issuance of the 8% Senior Notes and the repayment of our Tranche B term loan facility represented a substantial modification to our debt structure. Therefore, we wrote off $22.2 million of previously unamortized deferred financing costs for the Tranche B term loan facility in “Loss on extinguishment of debt” in our Consolidated Statements of Income. We recorded $11.6 million of new deferred financing costs related to the March 2010 debt refinancing.

In connection with the issuance of the 8% Senior Notes, the 8% Senior Notes Issuers and BZ Intermediate, a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 8% Senior Notes Guarantors) entered into the 8% Senior Notes Registration Rights Agreement, dated as of March 19, 2010. The 8% Senior Notes Registration Rights Agreement required us to register under the Securities Act the 8% Senior Notes due in 2020 (the 8% Exchange Notes) having substantially identical terms to the 8% Senior Notes and to complete an exchange of the privately placed 8% Senior Notes for the publicly registered 8% Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 8% Senior Notes. We completed the public registration of the 8% Exchange Notes in June 2010, and in July 2010, we completed an exchange of the privately placed 8% Senior Notes for the publicly registered 8% Exchange Notes having substantially identical terms.

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

In connection with the issuance of the 9% Senior Notes, the 9% Senior Notes Issuers and BZ Intermediate, the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 9% Senior Notes Guarantors) entered into the 9% Senior Notes Registration Rights Agreement, dated as of October 26, 2009. The 9% Senior Notes Registration Rights Agreement

required us to register under the Securities Act the 9% Senior Notes due in 2017 (the 9% Exchange Notes) having substantially identical terms to the 9% Senior Notes and to complete an exchange of the privately placed 9% Senior Notes for the publicly registered 9% Exchange Notes or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the privately placed 9% Senior Notes. We completed the public registration of the 9% Exchange Notes in June 2010, and in July 2010, we completed an exchange of the privately placed 9% Senior Notes for the publicly registered 9% Exchange Notes having substantially identical terms.

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

Covenants

The Credit Facilities require BZ Intermediate and its subsidiaries to maintain financial covenant ratios. We are required to have a total leverage ratio of less than 4.75:1.00, stepping down to 4.50:1.00 at September 30, 2011, and a secured leverage ratio of 3.25:1.00, stepping down to 3.00:1.00 at September 30, 2011. The total leverage ratio is defined in our loan agreements at the end of any fiscal quarter as the ratio of (i) consolidated total net debt as defined in our Credit Facilities debt agreement as of such day to (ii) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period ending on such date. The Credit Facilities secured leverage ratio is defined in our First Amendment to our loan agreement as the ratio as of the last day of any fiscal quarter of (i) consolidated first lien secured total net debt as defined in our credit agreement amendments as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. The Credit Facilities also limit the ability of BZ Intermediate and its subsidiaries to make capital expenditures, generally to $150 million per year.

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

The 9% and 8% Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each existing and future subsidiary of BZ Intermediate (other than their respective issuers). The 9% and 8% Senior Notes Guarantors do not include Louisiana Timber Procurement Company, L.L.C., or foreign subsidiaries.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, certain debt issuances, and 75% (subject to step-downs based on certain leverage ratios) of the excess cash flow for each fiscal year must be used to pay down outstanding borrowings. As of June 30, 2010, required debt principal repayments, excluding those from excess cash flows, total $10.4 million during the remainder of 2010, $43.7 million in 2011, $129.7 million in 2012, $8.4 million in 2013, zero in 2014 and 2015, and $600.0 million thereafter. Based on our variable-rate debt levels and interest rates as of June 30, 2010, we estimate that a 1% increase in interest rates on our variable-rate debt would increase our interest expense by approximately $1.9 million per year.

Other

At June 30, 2010, and December 31, 2009, we had $33.0 million and $47.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. As noted above, we repaid the Tranche B term loan facility with the proceeds from the March 2010 debt refinancing, and as a result, we expensed approximately $22.2 million of previously unamortized deferred financing costs. We recorded this charge in “Loss on extinguishment of debt” in our Consolidated Statement of Income. In addition, $11.6 million of new deferred financing costs related to the debt refinancing are included, net of amortization, in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. In “Interest expense” in our Consolidated Statements of Income, we recorded $1.5 million and $3.8 million, respectively, of amortization expense for the three and six months ended June 30, 2010, and $2.9 million and $5.8 million, respectively, for the three and six months ended June 30, 2009.

In April 2010, we entered into a short-term borrowing agreement for $5.3 million at a fixed interest rate of 2.5%. Principal and interest payments are payable monthly through January 2011.

For the six months ended June 30, 2010 and 2009, cash payments for interest, net of interest capitalized, were $21.8 million and $31.8  million, respectively.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. As of June 30, 2010, there have been no material changes to our contractual obligations from those disclosed in our 2009 Form 10-K, except as disclosed in Note 12, Debt, of the Unaudited Quarterly Notes to Consolidated Financial Statements in “Part 1, Item 1. Financial Statements” of this Form 10-Q.

Off-Balance-Sheet Activities

At June 30, 2010, we had no off-balance-sheet arrangements with unconsolidated entities.

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

Environmental

For information on environmental issues, see the discussion under the heading “Environmental” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. As of June 30, 2010, there have been no material changes to our environmental information from that disclosed in our 2009 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2009 Form 10-K. As of June 30, 2010, there have been no material changes to our critical accounting estimates from those disclosed in our 2009 Form 10-K.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 14, New and Recently Adopted Accounting Standards, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and under the caption “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. Except as disclosed in Note 12, Debt, and Note 13, Financial Instruments, in the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, as of June 30, 2010, there have been no material changes in our exposure to market risk from those disclosed in our 2009 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during second quarter 2010 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

BOISE INC.	BZ INTERMEDIATE HOLDINGS LLC

/S/ SAMUEL K. COTTERELL	/S/ SAMUEL K. COTTERELL
Samuel K. Cotterell Vice President and Controller	Samuel K. Cotterell Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)	(As Duly Authorized Officer and Chief Accounting Officer)

Date: August 3, 2010

BOISE INC.

BZ INTERMEDIATE HOLDINGS LLC

INDEX TO EXHIBITS

Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010

Number	Description

10.1 *	Boise Inc. Incentive and Performance Plan effective February 22, 2008, amended as of April 29, 2010

11	See Note 2, Net Income Per Common Share, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC

*	Filed as Exhibit 99.1 to Current Report on Form 8-K filed May 3, 2010, and incorporated by reference.