Form 10-Q
period 2010-09-30
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2010-11-03
CIK 1391390, 1475448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

1111 West Jefferson Street, Suite 200

Boise, Idaho 83702-5388

(Address of principal executive offices) (Zip code)

(208) 384-7000

(Registrants’ telephone number, including area code)

Commission File Number	Exact Name of Registrant as Specified in Its Charter	I.R.S. Employer Identification No.	State or Other Jurisdiction of Incorporation or Organization
001-33541 333-166926-04	Boise Inc. BZ Intermediate Holdings LLC	20-8356960 27-1197223	Delaware Delaware

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

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

There were 84,760,220 common shares, $.0001 per share par value, of Boise Inc. and 1,000 common units, $.01 per unit par value, of BZ Intermediate Holdings LLC outstanding as of October 29, 2010.

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Boise Inc.

Consolidated Statements of Income

(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended September 30
	2010	2009
Sales
Trade	$543,505	$498,812
Related parties	10,550	9,453

	554,055	508,265

Costs and expenses
Materials, labor, and other operating expenses	412,847	401,607
Fiber costs from related parties	4,905	10,325
Depreciation, amortization, and depletion	32,457	32,916
Selling and distribution expenses	13,884	13,588
General and administrative expenses	12,594	12,813
St. Helens mill restructuring	234	1,402
Alternative fuel mixture credits, net	—	(59,572)
Other (income) expense, net	148	1,710

	477,069	414,789

Income from operations	76,986	93,476

Foreign exchange gain (loss)	386	1,597
Change in fair value of interest rate derivatives	(1)	125
Interest expense	(16,099)	(21,436)
Interest income	105	130

	(15,609)	(19,584)

Income before income taxes	61,377	73,892
Income tax provision	(25,454)	(25,737)

Net income	$35,923	$48,155

Weighted average common shares outstanding:
Basic	80,664	78,635
Diluted	84,082	84,241

Net income per common share:
Basic	$0.45	$0.61
Diluted	$0.43	$0.57

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Income

(unaudited, dollars and shares in thousands, except per-share data)

	Nine Months Ended September 30
	2010	2009
Sales
Trade	$1,540,368	$1,453,557
Related parties	29,353	34,360

	1,569,721	1,487,917

Costs and expenses
Materials, labor, and other operating expenses	1,240,926	1,200,759
Fiber costs from related parties	19,904	24,961
Depreciation, amortization, and depletion	96,855	97,780
Selling and distribution expenses	41,872	41,394
General and administrative expenses	36,622	35,877
St. Helens mill restructuring	(72)	6,183
Alternative fuel mixture credits, net	—	(134,909)
Other (income) expense, net	(166)	4,383

	1,435,941	1,276,428

Income from operations	133,780	211,489

Foreign exchange gain (loss)	750	2,076
Change in fair value of interest rate derivatives	(43)	620
Loss on extinguishment of debt	(22,225)	—
Interest expense	(48,709)	(64,979)
Interest income	203	275

	(70,024)	(62,008)

Income before income taxes	63,756	149,481
Income tax provision	(27,208)	(51,359)

Net income	$36,548	$98,122

Weighted average common shares outstanding:
Basic	80,366	78,093
Diluted	84,123	82,693

Net income per common share:
Basic	$0.45	$1.26
Diluted	$0.43	$1.19

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets

(unaudited, dollars in thousands)

	September 30, 2010	December 31, 2009
ASSETS

Current
Cash and cash equivalents	$173,449	$69,393
Short-term investments	10,614	10,023
Receivables
Trade, less allowances of $529 and $839	223,153	185,110
Related parties	1,020	2,056
Other	3,779	62,410
Inventories	254,790	252,173
Deferred income taxes	13,524	—
Prepaid and other	8,463	4,819

	688,792	585,984

Property
Property and equipment, net	1,187,520	1,205,679
Fiber farms and deposits	17,850	17,094

	1,205,370	1,222,773

Deferred financing costs	31,757	47,369
Intangible assets, net	30,293	32,358
Other assets	7,890	7,306

Total assets	$1,964,102	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets (continued)

(unaudited, dollars and shares in thousands, except per-share data)

	September 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$37,500	$30,711
Income taxes payable	24	240
Accounts payable
Trade	186,697	172,518
Related parties	274	2,598
Accrued liabilities
Compensation and benefits	55,964	67,948
Interest payable	24,069	4,946
Other	22,121	23,735

	326,649	302,696

Debt
Long-term debt, less current portion	750,581	785,216

Other
Deferred income taxes	70,862	32,253
Compensation and benefits	112,184	123,889
Other long-term liabilities	43,684	30,801

	226,730	186,943

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $.0001 par value per share:	—	—
1,000 shares authorized; none issued
Common stock, $.0001 par value per share:	8	8
250,000 shares authorized; 84,760 shares and 84,419 shares issued and outstanding
Additional paid-in capital	579,996	578,669
Accumulated other comprehensive income (loss)	(70,221)	(71,553)
Retained earnings	150,359	113,811

Total stockholders’ equity	660,142	620,935

Total liabilities and stockholders’ equity	$1,964,102	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2010	2009
Cash provided by (used for) operations
Net income	$36,548	$98,122
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	102,856	107,471
Share-based compensation expense	2,774	2,631
Notes payable interest expense	—	8,182
Pension and other postretirement benefit expense	7,309	6,605
Deferred income taxes	27,196	42,667
Change in fair value of energy derivatives	1,502	(4,902)
Change in fair value of interest rate derivatives	43	(620)
(Gain) loss on sales of assets, net	82	395
Other	(750)	(2,076)
Loss on extinguishment of debt	22,225	—
Decrease (increase) in working capital, net of acquisitions
Receivables	21,725	1,628
Inventories	(4,802)	79,004
Prepaid expenses	3,655	(462)
Accounts payable and accrued liabilities	13,605	18,436
Current and deferred income taxes	(543)	7,991
Pension and other postretirement benefit payments	(18,509)	(7,204)
Other	374	1,779

Cash provided by (used for) operations	215,290	359,647

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	(543)
Expenditures for property and equipment	(66,697)	(53,562)
Purchases of short-term investments	(17,675)	(13,792)
Maturities of short-term investments	17,090	3,774
Sales of assets	646	639
Other	1,689	1,621

Cash provided by (used for) investment	(64,947)	(61,863)

Cash provided by (used for) financing
Issuances of long-term debt	300,000	10,000
Payments of long-term debt	(327,846)	(92,698)
Payments of short-term borrowings	(5,288)	—
Payments of deferred financing fees	(11,861)	—
Other	(1,292)	—

Cash provided by (used for) financing	(46,287)	(82,698)

Increase in cash and cash equivalents	104,056	215,086

Balance at beginning of the period	69,393	22,518

Balance at end of the period	$173,449	$237,604

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Income

(unaudited, dollars in thousands)

	Three Months Ended September 30
	2010	2009
Sales
Trade	$543,505	$498,812
Related parties	10,550	9,453

	554,055	508,265

Costs and expenses
Materials, labor, and other operating expenses	412,847	401,607
Fiber costs from related parties	4,905	10,325
Depreciation, amortization, and depletion	32,457	32,916
Selling and distribution expenses	13,884	13,588
General and administrative expenses	12,594	12,813
St. Helens mill restructuring	234	1,402
Alternative fuel mixture credits, net	—	(59,572)
Other (income) expense, net	148	1,710

	477,069	414,789

Income from operations	76,986	93,476

Foreign exchange gain (loss)	386	1,597
Change in fair value of interest rate derivatives	(1)	125
Interest expense	(16,099)	(18,603)
Interest income	105	130

	(15,609)	(16,751)

Income before income taxes	61,377	76,725
Income tax provision	(25,421)	(26,571)

Net income	$35,956	$50,154

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Income

(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2010	2009
Sales
Trade	$1,540,368	$1,453,557
Related parties	29,353	34,360

	1,569,721	1,487,917

Costs and expenses
Materials, labor, and other operating expenses	1,240,926	1,200,759
Fiber costs from related parties	19,904	24,961
Depreciation, amortization, and depletion	96,855	97,780
Selling and distribution expenses	41,872	41,394
General and administrative expenses	36,622	35,877
St. Helens mill restructuring	(72)	6,183
Alternative fuel mixture credits, net	—	(134,909)
Other (income) expense, net	(166)	4,383

	1,435,941	1,276,428

Income from operations	133,780	211,489

Foreign exchange gain (loss)	750	2,076
Change in fair value of interest rate derivatives	(43)	620
Loss on extinguishment of debt	(22,225)	—
Interest expense	(48,709)	(56,797)
Interest income	203	275

	(70,024)	(53,826)

Income before income taxes	63,756	157,663
Income tax provision	(26,334)	(51,939)

Net income	$37,422	$105,724

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets

(unaudited, dollars in thousands)

	September 30, 2010	December 31, 2009
ASSETS

Current
Cash and cash equivalents	$173,449	$69,393
Short-term investments	10,614	10,023
Receivables
Trade, less allowances of $529 and $839	223,153	185,110
Related parties	1,020	2,056
Other	3,779	62,410
Inventories	254,790	252,173
Deferred income taxes	13,524	—
Prepaid and other	8,463	4,819

	688,792	585,984

Property
Property and equipment, net	1,187,520	1,205,679
Fiber farms and deposits	17,850	17,094

	1,205,370	1,222,773

Deferred financing costs	31,757	47,369
Intangible assets, net	30,293	32,358
Other assets	7,890	7,306

Total assets	$1,964,102	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets (continued)

(unaudited, dollars in thousands)

	September 30, 2010	December 31, 2009
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$37,500	$30,711
Income taxes payable	24	240
Accounts payable
Trade	186,697	172,518
Related parties	274	2,598
Accrued liabilities
Compensation and benefits	55,964	67,948
Interest payable	24,069	4,946
Other	22,121	23,735

	326,649	302,696

Debt
Long-term debt, less current portion	750,581	785,216

Other
Deferred income taxes	62,407	24,563
Compensation and benefits	112,184	123,889
Other long-term liabilities	43,611	30,836

	218,202	179,288

Commitments and contingent liabilities

Capital
Business unit equity	668,670	628,590

Total liabilities and capital	$1,964,102	$1,895,790

See accompanying notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2010	2009
Cash provided by (used for) operations
Net income	$37,422	$105,724
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	102,856	107,471
Share-based compensation expense	2,774	2,631
Pension and other postretirement benefit expense	7,309	6,605
Deferred income taxes	26,307	44,646
Change in fair value of energy derivatives	1,502	(4,902)
Change in fair value of interest rate derivatives	43	(620)
(Gain) loss on sales of assets, net	82	395
Other	(750)	(2,076)
Loss on extinguishment of debt	22,225	—
Decrease (increase) in working capital, net of acquisitions
Receivables	21,725	1,628
Inventories	(4,802)	79,004
Prepaid expenses	3,655	(462)
Accounts payable and accrued liabilities	13,605	18,436
Current and deferred income taxes	(528)	6,592
Pension and other postretirement benefit payments	(18,509)	(7,204)
Other	374	1,779

Cash provided by (used for) operations	215,290	359,647

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	(543)
Expenditures for property and equipment	(66,697)	(53,562)
Purchases of short-term investments	(17,675)	(13,792)
Maturities of short-term investments	17,090	3,774
Sales of assets	646	639
Other	1,689	1,621

Cash provided by (used for) investment	(64,947)	(61,863)

Cash provided by (used for) financing
Issuances of long-term debt	300,000	10,000
Payments of long-term debt	(327,846)	(92,698)
Payments of short-term borrowings	(5,288)	—
Payments of deferred financing fees	(11,861)	—
Other	(1,292)	—

Cash provided by (used for) financing	(46,287)	(82,698)

Increase in cash and cash equivalents	104,056	215,086

Balance at beginning of the period	69,393	22,518

Balance at end of the period	$173,449	$237,604

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

There are no significant differences between the results of operations, financial condition, and cash flows of Boise Inc. and those of BZ Intermediate other than income taxes. Historical differences between the two entities resulted primarily from the effect of income taxes, the notes payable at Boise Inc. that were repurchased and canceled in October 2009, and the associated interest expense on those notes. Unless the context indicates otherwise, the terms “Company,” “we,” “us,” “our,” or “Boise” refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate.

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

2. Net Income Per Common Share

For the three and nine months ended September 30, 2010, net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Boise Inc.’s basic and diluted net income per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net income	$35,923	$48,155	$36,548	$98,122

Weighted average number of common shares for basic net income per share	80,664	78,635	80,366	78,093
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a)	—	—	—	—
Restricted stock and restricted stock units	3,418	5,606	3,757	4,600

Weighted average number of shares for diluted net income per share	84,082	84,241	84,123	82,693

Net income per share:
Basic	$0.45	$0.61	$0.45	$1.26

Diluted (a)	$0.43	$0.57	$0.43	$1.19

(a)	For the three and nine months ended September 30, 2010 and 2009, warrants to purchase shares of common stock were not included in the computation of diluted net income per share, because the exercise price exceeded the average market price of our common stock.

Net income per common share is not applicable to BZ Intermediate, because it does not have common shares.

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

Related-Party Sales

We provide transportation services to Boise Cascade. For the nine months ended September 30, 2010, we recorded $0.3 million of sales for transportation services in “Sales, Related parties” in the Consolidated Statements of Income, and for the three and nine months ended September 30, 2009, we recorded $0.6 million and $1.9 million, respectively.

We are party to an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2012. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. For the nine months ended September 30, 2010, we recognized $2.3 million in “Sales, Related parties” in the Consolidated Statements of Income, and for the three and nine months ended September 30, 2009, we recognized $3.9 million and $11.1 million, respectively.

LTP, a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade, sells wood to Boise Cascade and Boise Inc. at prices designed to approximate market prices. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP; therefore, we consolidate LTP in our financial statements in our Packaging segment. Although Boise Cascade is no longer a related party to our operations, Boise Cascade continues to be a related party to LTP; therefore, sales between Boise Cascade and LTP are related-party sales in our consolidated financial statements. As of September 30, 2010, the carrying amounts of LTP’s assets and liabilities on our Consolidated Balance Sheet were both $3.4 million and related primarily to noninventory working capital. During the three and nine months ended September 30, 2010, we recorded $10.6 million and $26.7 million, respectively, of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income and approximately the same amount of expenses in “Materials, labor, and other operating expenses.” During the three and nine months ended September 30, 2009, we recorded $5.0 million and $21.4 million, respectively, of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income.

Related-Party Costs and Expenses

During the three and nine months ended September 30, 2010, fiber purchases from related parties were $4.9 million and $19.9 million, respectively. During the three and nine months ended September 30, 2009, fiber purchases from related parties were $10.3 million and $25.0 million, respectively. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income. Beginning in March 2010, “Fiber costs from related parties” represent only LTP’s purchases from Boise Cascade. Fiber purchases from Boise Cascade by Boise Inc. subsequent to February 2010 are recorded as “Materials, labor, and other operating expenses” in the Consolidated Statements of Income.

4. Other (Income) Expense, Net

Other (income) expense includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Sales of assets, net	$37	$385	$82	$395
Other, net (a)	111	1,325	(248)	3,988

	$148	$1,710	$(166)	$4,383

(a)	The three and nine months ended September 30, 2009, included $1.0 million and $2.9 million, respectively, of expense related to the indefinite idling of the #2 newsprint machine (D-2) at our mill in DeRidder, Louisiana.

5. Income Taxes

For the three months ended September 30, 2010, Boise Inc.’s effective tax rate was 41.5%. For the nine months ended September 30, 2010, Boise Inc.’s effective tax rate was 42.7%. During both of these periods, the primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes and discrete tax items. For the three and nine months ended September 30, 2010, we recorded $25.5 million and $27.2 million, respectively, of income tax expense. For the three and nine months ended September 30, 2009, our effective tax rate was 34.8% and 34.4%, respectively. During both of these periods, the primary reason for the difference from the federal statutory income tax rate was the release of valuation allowances recorded in the prior year due to expected taxable income. For the three and nine months ended September 30, 2009, we recorded $25.7 million and $51.4 million, respectively, of income tax expense.

For the three and nine months ended September 30, 2010, BZ Intermediate’s effective tax rates were 41.4% and 41.3%, respectively. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes and discrete tax items. For the three and nine months ended September 30, 2010, we recorded $25.4 million and $26.3 million, respectively, of income tax expense. For the three and nine months ended September 30, 2009, our effective tax rates were 34.6% and 32.9%, respectively. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the release of valuation allowances recorded in the prior year due to expected taxable income. For the three and nine months ended September 30, 2009, we recorded $26.6 million and $51.9 million, respectively, of income tax expense.

Uncertain Income Tax Positions

Both Boise Inc. and BZ Intermediate recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Income. Interest expense related to uncertain tax positions was nominal for the three and nine months ended September 30, 2010 and 2009. We did not record any penalties associated with our uncertain tax positions during the three and nine months ended September 30, 2010 and 2009.

Other

During the nine months ended September 30, 2010, refunds received for taxes, net of payments made, were $0.1 million, and during the nine months ended September 30, 2009, cash paid for taxes, net of refunds, was $0.6 million.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Rental expense	$3,820	$4,452	$11,350	$12,239

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are as follows (dollars in thousands):

	Remaining 2010	2011	2012	2013	2014	2015 & Thereafter

Minimum payment	$3,021	$11,563	$10,768	$8,385	$6,918	$19,358

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately six years, with fixed payment terms similar to those in the original lease agreements.

7. Concentrations of Risk

Business

Sales to OfficeMax represent a concentration in the volume of business transacted and in revenue generated from those transactions and a concentration of credit risk. Sales to OfficeMax were $123.2 million and $378.1 million, respectively, during the three and nine months ended September 30, 2010, representing 22% and 24%, respectively, of total sales for those periods. During the three and nine months ended September 30, 2009, sales to OfficeMax were $132.5 million and $412.6 million, respectively, representing 26% and 28% of total sales for those periods. At September 30, 2010, and December 31, 2009, we had $34.5 million and $34.7 million, respectively, of accounts receivable due from OfficeMax.

Labor

As of September 30, 2010, we had approximately 4,100 employees. Approximately 57% of these employees work pursuant to collective bargaining agreements. As of September 30, 2010, approximately 49% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; St. Helens, Oregon; Jackson, Alabama; Nampa, Idaho; and International Falls, Minnesota. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW) expired in March 2009 and was terminated by the AWPPW in October 2009. In February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously, and we declared an impasse in the bargaining process and implemented the terms of the last contract offer. We are currently negotiating the labor contract at our mill in DeRidder, Louisiana (387 employees represented by the United Steelworkers), which expired in February 2010, and the labor contract at our mill in Jackson, Alabama (379 employees also represented by the United Steelworkers), which expired in August 2010. In early October, our employees ratified a new labor contract at our mill in St. Helens, Oregon (87  employees represented by the AWPPW).

8. Inventories

Inventories include the following (dollars in thousands):

	September 30, 2010	December 31, 2009

Finished goods	$116,983	$120,817
Work in process	32,109	22,677
Fiber	33,147	34,557
Other raw materials and supplies	72,551	74,122

	$254,790	$252,173

9. Property and Equipment, Net

Property and equipment consist of the following asset classes (dollars in thousands):

	September 30, 2010	December 31, 2009

Land and land improvements	$31,875	$31,875
Buildings and improvements	208,083	199,086
Machinery and equipment	1,214,613	1,176,494
Construction in progress	42,606	18,992

	1,497,177	1,426,447
Less accumulated depreciation	(309,657)	(220,768)

	$1,187,520	$1,205,679

10. Intangible Assets

Intangible assets represent primarily the values assigned to trademarks and trade names, customer relationships, and technology. Customer relationships are amortized over approximately ten years, and technology is amortized over approximately five years. Trademarks and trade names are not amortized.

During the three and nine months ended September 30, 2010, intangible asset amortization was $0.7 million and $2.1 million, respectively. During the three and nine months ended September 30, 2009, intangible asset amortization was $0.7 million and $2.1 million, respectively. Our estimated future amortization expense is as follows (dollars in thousands):

	Remaining 2010	2011	2012	2013	2014	2015

Amortization expenses	$688	$2,754	$2,744	$1,599	$1,370	$1,370

The gross carrying amount, accumulated amortization, and net carrying amount as of September 30, 2010, and December 31, 2009, were as follows (dollars in thousands):

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(3,539)	10,161
Technology and other	6,895	(3,563)	3,332

	$37,395	$(7,102)	$30,293

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(2,512)	11,188
Technology and other	6,895	(2,525)	4,370

	$37,395	$(5,037)	$32,358

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

At September 30, 2010, and December 31, 2009, we had $11.0 million and $10.4 million, respectively, of asset retirement obligations recorded primarily in “Other long-term liabilities” on the Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. During 2009, our estimated future cash flows for retirement obligations relating to items at two of our mills were reduced as a result of discussions with third-party organizations. These changes reduced our expected asset retirement obligations. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for the nine months ended September 30, 2010, and for the year ended December 31, 2009 (dollars in thousands):

	Period Ended
	September 30, 2010	December 31, 2009

Asset retirement obligation at beginning of period	$10,362	$14,283
Liabilities incurred	—	—
Accretion expense	619	1,165
Payments	—	(122)
Revisions in estimated cash flows	—	(4,964)

Asset retirement obligation at end of period	$10,981	$10,362

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

12. Debt

At September 30, 2010, and December 31, 2009, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$—	—%
Tranche A term loan, due 2013	188,081	3.06	203,706	3.25
Tranche B term loan, due 2014	—	—	312,221	5.75
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	—	—
Current portion of long-term debt	(37,500)	3.06	(30,711)	3.97

Long-term debt, less current portion	750,581	7.41	785,216	6.41
Current portion of long-term debt	37,500	3.06	30,711	3.97

	$788,081	7.20%	$815,927	6.32%

As of September 30, 2010, Boise Inc. and BZ Intermediate’s debt consisted of the following:

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

At September 30, 2010, and December 31, 2009, we had no borrowings outstanding under the Revolving Credit Facility. For the nine months ended September 30, 2010, and the year ended December 31, 2009, the average interest rates for our borrowings under our Revolving Credit Facility were zero and 3.7%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were zero for the nine months ended September 30, 2010, and zero and $60.0 million for the year ended December 31, 2009. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the nine months ended September 30, 2010 and 2009, was zero and $11.4 million, respectively. At September 30, 2010, we had availability of $245.1 million, which is net of outstanding letters of credit of $4.9 million.

Debt Refinancing

On March 19, 2010, Boise Paper Holdings and Boise Co-Issuer Company (together, the 8% Senior Notes Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 8% senior notes due on April 1, 2020 (the 8% Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Senior Notes pay interest semiannually in arrears on April 1 and October 1, commencing on October 1, 2010.

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

Second Amendment to Credit Facilities

On October 20, 2010, we entered into a Second Amendment to Credit and Guaranty Agreement, which amended various terms of our Credit Facilities. This amendment allows us to make various types of restricted payments, including the payment of dividends, the repurchase of our stock and warrants, and the repayment or repurchase of our senior notes. These restricted payments are limited to a permitted restricted payment amount, which is calculated as the sum of 50% of our net income for distributions together with other amounts, all as described in the amendment. In addition, the amendment eliminates any ongoing requirement that we use our excess cash flow to repay debt.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, and certain debt issuances must be used to pay down outstanding borrowings. As of September 30, 2010, required debt principal repayments total as follows (dollars in thousands):

	Remaining 2010	2011	2012	2013	2014-2015	Thereafter

Required debt principal repayments	$6,250	$43,750	$129,688	$8,393	$—	$600,000

Other

At September 30, 2010, and December 31, 2009, we had $31.8 million and $47.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. As noted above, we repaid the Tranche B term loan facility with the proceeds from the March 2010 debt refinancing, and as a result, we expensed approximately $22.2 million of previously unamortized deferred financing costs. We recorded this charge in “Loss on extinguishment of debt” in our Consolidated Statements of Income. In addition, $11.6 million of new deferred financing costs related to the debt refinancing are included, net of amortization, in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. In “Interest expense” in our Consolidated Statements of Income, we recorded $1.5 million and $5.3 million, respectively, of amortization expense for the three and nine months ended September 30, 2010, and $3.0 million and $8.7 million, respectively, for the three and nine months ended September 30, 2009.

In April 2010, we entered into a short-term borrowing agreement for $5.3 million at a fixed interest rate of 2.5%. Principal and interest payments were payable monthly through January 2011. In August 2010, the short-term borrowings were repaid in full.

For the nine months ended September 30, 2010 and 2009, cash payments for interest, net of interest capitalized, were $23.6 million and $47.1 million, respectively.

13. Financial Instruments

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates.

Interest Rate Risk—Debt

With the exception of the Tranche A term loan facility, our debt is fixed-rate debt. At September 30, 2010, the estimated fair value of our fixed-rate debt, based on quoted market prices for our debt, was approximately $30.4 million more than the amount recorded on our Consolidated Balance Sheet. At September 30, 2010, the estimated fair value of our variable-rate debt, based on quoted market prices for our debt, was approximately $1.8 million less than the amount recorded on our Consolidated Balance Sheet.

The fair value of long-term debt is estimated based on quoted market prices for our debt and the discounted value of our expected future cash payments.

We use interest rate derivative instruments to hedge a portion of our interest rate risk. We have derivatives in place with a cap rate of 5% on a notional amount of $300 million through the period ending March 31, 2011. At September 30, 2010, the fair value of the interest rate derivatives was nominal. We recorded the change in fair value of these derivatives, or $1 thousand and $43 thousand of expense, respectively, during the three and nine months ended September 30, 2010, and $0.1 million and $0.6 million of income, respectively, during the three and nine months ended September 30, 2009, in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income. For the amortization of the premiums paid for the interest rate derivatives, we recorded zero and $0.1 million, respectively, in “Interest expense” during the three and nine months ended September 30, 2010, and $0.2 million and $0.6 million, respectively, during the three and nine months ended September 30, 2009. Changes in the fair value of these derivatives are recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income.

In connection with the repayment of our Tranche B term loan facility, the remaining amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet relating to the interest rate derivatives were charged to “Interest expense” in our Consolidated Statement of Income. As a result, during the three and nine months ended September 30, 2010, we recognized zero and $0.4 million, respectively, in “Interest expense” in our Consolidated Statements of Income. For the three and nine months ended September 30, 2009, we amortized $0.1 million and $0.4 million, respectively, of the amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet to “Interest expense” in our Consolidated Statement of Income.

Interest Rate Risk—Investments

Our exposure to market risk for changes in interest rates also relates to our cash, cash equivalents, and short-term investments. As of September 30, 2010, our cash, cash equivalents, and short-term investments consisted primarily of funds invested in money market accounts and Federal Deposit Insurance Corporation (FDIC) insured certificates of deposit. As the interest rates on a significant portion of our cash, cash equivalents, and short-term investments are variable, a change in interest rates earned would affect interest income and cash flows but would not have a significant impact on the fair market value of the related underlying instruments.

The components of cash, cash equivalents, and short-term investments as of and for the nine months ended September 30, 2010, are as follows (dollars in thousands):

	Nine Months Ended September 30, 2010
	Cost Basis	Accrued Interest	Unrealized Gains (Losses)	Recorded Basis	Cash and Cash Equivalents	Short-Term Investments

Cash	$4,381	$—	$—	$4,381	$4,381	$—
Money market accounts	169,068	—	—	169,068	169,068	—
Certificates of deposit	10,608	6	—	10,614	—	10,614

Total	$184,057	$6	$—	$184,063	$173,449	$10,614

During the nine months ended September 30, 2010, $17.1 million of certificates of deposit matured and $17.7 million were purchased. At September 30, 2010, we did not have any investments in individual securities that had been in a continual unrealized loss position for more than 12 months.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At September 30, 2010, these derivatives included three-way collars, call spreads, and swaps. As of September 30, 2010, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	October 2010	November 2010 Through March 2011	April 2011 Through October 2011	November 2011 Through March 2012	April 2012 Through October 2012	November 2012 Through March 2013

Approximate percent hedged	50%	82%	45%	19%	18%	1%

A three-way collar is a combination of options: a written put, a purchased call, and a written call. The purchased call establishes a maximum price unless the market price exceeds the written call, at which point the maximum price would be the New York Mercantile Exchange (NYMEX) price less the difference between the purchased call and the written call strike price. The written put establishes a minimum price (the floor) for the volumes under contract. The strategy enables us to decrease the floor and the ceiling price of the collar beyond the range of a traditional collar while offsetting the associated cost with the sale of the written call. The following table summarizes our position related to these instruments as of September 30, 2010 (in millions of British thermal units, or mmBtu, per day):

	Three-Way Collars
	October 2010		November 2010 Through March 2011	April 2011 Through October 2011

Volume hedged	5,500	9,500	4,000	1,000

Strike price of call sold	$12.00	$11.00	$11.00	$11.00
Strike price of call bought	9.00	8.00	8.00	8.00
Strike price of put sold	5.90	5.03	5.66	5.33

A call spread is a combination of a purchased call and a written call. The purchased call establishes a maximum price unless the market exceeds the written call, at which point the maximum price would be the NYMEX price, less the difference between the purchased call and the written call strike price, plus any applicable net premium associated with the two options. The following table summarizes our position related to these instruments as of September 30, 2010 (in mmBtu per day):

	Call Spreads
	November 2010 Through March 2011		April 2011 Through October 2011

Volume hedged	4,500	10,000	2,500	10,000

Strike price of call sold	$11.00	$10.00	$11.00	$10.00
Strike price of call bought	8.00	7.00	8.00	7.00
Net cap premium	0.40	0.19	0.36	0.24

	November 2011 Through March 2012	April 2012 Through October 2012	November 2012 Through March 2013

Volume hedged	7,000	5,500	500

Strike price of call sold	$11.00	$11.00	$11.00
Strike price of call bought	8.00	8.00	8.00
Net cap premium	0.29	0.21	0.30

A swap fixes the price of the volumes under contract by paying our counterparty a fixed price for such volumes and receiving the variable NYMEX price for each month from our counterparty. The following table summarizes our position related to fixed-price swap instruments as of September 30, 2010 (in mmBtu per day):

Swaps
November 2010 Through March 2011

Volume hedged	12,000

Fixed price	$4.48

We have elected to account for these instruments as economic hedges. At September 30, 2010, we recorded the fair value of the derivatives, or $2.9 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three months and nine months ended September 30, 2010, we recorded the change in fair value of the instruments, or $0.9 million and $1.5 million of expense, respectively, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income.

Foreign Currency Risk

While we are exposed to foreign currency risk in our operations, none of this risk was material to our financial position or results of operations as of September 30, 2010.

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

At September 30, 2010, and December 31, 2009, fair value for these financial instruments was determined based on applicable interest rates such as LIBOR, interest rate curves, and NYMEX price quotations under the terms of the contracts, using current market information as of the reporting date. Our certificates of deposit, interest rate derivatives, and energy derivatives are valued using third-party valuations based on quoted prices for similar assets and liabilities. The following table provides a summary of our assets and liabilities measured at fair value on a recurring basis and the inputs used to develop these estimated fair values under the hierarchy discussed above (dollars in thousands):

	Fair Value Measurements at September 30, 2010, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market accounts (a)	$169,068	$169,068	$—	$—
Certificates of deposit (b)	10,614	—	10,614	—
Interest rate derivatives (c)	—	—	—	—

	$179,682	$169,068	$10,614	$—

Liabilities:
Energy derivatives (d)	$2,949	$—	$2,949	$—

	$2,949	$—	$2,949	$—

	Fair Value Measurements at December 31, 2009, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market accounts (a)	$65,125	$65,125	$—	$—
Certificates of deposit (b)	10,023	—	10,023	—
Interest rate derivatives (c)	163	—	163	—

	$75,311	$65,125	$10,186	$—

Liabilities:
Energy derivatives (d)	$1,447	$—	$1,447	$—

	$1,447	$—	$1,447	$—

(a)	Recorded in “Cash and cash equivalents” on our Consolidated Balance Sheet.

(b)	Recorded in “Short-term investments” on our Consolidated Balance Sheet.

(c)	Recorded in “Other assets” on our Consolidated Balance Sheet.

(d)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

As of September 30, 2010, and December 31, 2009, we did not have any fair value measurements using significant unobservable inputs (Level 3).

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments

(dollars in thousands)

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$—	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	2,949

Total derivatives designated as economic hedging instruments		$—		$2,949

Total derivatives		$—		$2,949

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated economic hedging instruments (a)
Interest rate contracts	Other assets	$163	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	1,447

Total derivatives designated as economic hedging instruments		$163		$1,447

Total derivatives		$163		$1,447

The Effect of Derivative Instruments on the Consolidated Statement of Income for the Three Months Ended September 30, 2010
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$—	Interest rate contracts	Change in fair value of interest rate derivatives	$(1)

				Natural gas contracts	Materials, labor, and other operating expenses	(884)

	$—		$—			$(885)

The Effect of Derivative Instruments on the Consolidated Statement of Income for the Nine Months Ended September 30, 2010
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$(422)	Interest rate contracts	Change in fair value of interest rate derivatives	$(43)

				Natural gas contracts	Materials, labor, and other operating expenses	(1,502)

	$—		$(422)			$(1,545)

The Effect of Derivative Instruments on the Consolidated Statement of Income for the Three Months Ended September 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$84	Interest rate contracts	Change in fair value of interest rate derivatives	$124

				Natural gas contracts	Materials, labor, and other operating expenses	3,624

	$—		$84			$3,748

The Effect of Derivative Instruments on the Consolidated Statement of Income for the Nine Months Ended September 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest income/expense	$253	Interest rate contracts	Change in fair value of interest rate derivatives	$620

				Natural gas contracts	Materials, labor, and other operating expenses	4,902

	$—		$253			$5,522

(a)	See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

(b)	As of January 1, 2009, we no longer have interest rate derivatives designated as cash flow hedges. During the three and nine months ended September 30, 2010 and 2009, these derivatives were accounted for as economic hedges.

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

In June 2009, the FASB issued ASU 2009-17 (Statement of Financial Accounting Standards No. 167), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends the consolidation guidance applicable to variable-interest entities (VIEs). This guidance requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We adopted this guidance on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations. During first quarter 2010, we reassessed our primary beneficiary assertion relating to Louisiana Timber Procurement, L.L.C., our only VIE, after Boise Cascade sold all of its remaining interest in us. This analysis did not change our assertions or have a material impact on our financial position or results of operations. In accordance with the terms of the standard, we reassess this relationship quarterly.

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

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss are as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2010	2009	2010	2009

Service cost	$1,174	$1,915	$—	$1
Interest cost	6,312	6,031	8	(7)
Expected return on plan assets	(5,786)	(5,735)	—	—
Amortization of actuarial (gain) loss	439	83	(3)	(672)
Amortization of prior service costs and other	12	9	—	—
Plan settlement curtailment loss	345	—	—	—

Company-sponsored plans	2,496	2,303	5	(678)
Multiemployer plans	103	103	—	—

Net periodic benefit cost	$2,599	$2,406	$5	$(678)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Service cost	$3,874	$5,745	$2	$2
Interest cost	18,967	18,104	24	55
Expected return on plan assets	(17,455)	(17,204)	—	—
Amortization of actuarial (gain) loss	1,334	249	(146)	(672)
Amortization of prior service costs and other	38	27	—	—
Plan settlement curtailment loss	345	—	—	—

Company-sponsored plans	7,103	6,921	(120)	(615)
Multiemployer plans	326	299	—	—

Net periodic benefit cost	$7,429	$7,220	$(120)	$(615)

During the three and nine months ended September 30, 2010, net periodic pension expense included $0.4 million and $1.4 million, respectively, that was amortized from “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets. During the three and nine months ended September 30, 2009, net periodic pension expense included $0.1 million and $0.3 million, respectively, of net loss that was amortized from “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets.

We made voluntary contributions of $18.0 million to our qualified pension plans during the nine months ended September 30, 2010. We have satisfied our pension contribution requirements for 2010; however, we may choose to make further voluntary contributions during the remainder of 2010.

16. Stockholders’ Equity and Capital

Boise Inc.

Preferred Stock. We are authorized to issue 1.0 million shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at September 30, 2010, and December 31, 2009.

Common Stock. We are authorized to issue 250.0 million shares of common stock, of which 84.8 million shares were issued and outstanding at September 30, 2010. Of these shares outstanding, 4.2 million shares were restricted stock (discussed below). At December 31, 2009, we had 84.4 million shares issued and outstanding, of which 6.5 million shares were restricted stock. The common stock outstanding does not include restricted stock units.

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

Simultaneous with the consummation of our public offering, our then chairman and our chief executive officer each privately purchased 1.5 million warrants for an aggregate total of 3.0 million warrants (the Insider Warrants) at $1.00 per warrant (for an aggregate purchase price of $3.0 million). The amount paid for the Insider Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider Warrants purchased were identical to the Warrants underlying the Units issued in the public offering, except that the Insider Warrants may not be called for redemption and may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At September 30, 2010, and December 31, 2009, 44.4 million warrants, which included both Warrants and Insider Warrants, were outstanding. At September 30, 2010, 2.3 million of the original Insider Warrants continued to be held by insiders. If all outstanding warrants were exercised today at the exercise price of $7.50, we would receive cash proceeds of approximately $316 million.

Restricted Stock and Restricted Stock Units. In our consolidated financial statements, we evaluate share-based compensation for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the three and nine months ended September 30, 2010 and 2009, was zero.

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

Market-Condition Vesting Awards. In May 2008, members of management were granted 1.9 million shares of restricted stock subject to market-based vesting restrictions. Of this 1.9 million, 0.7 million will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $10 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted average grant-date fair value of these awards was $2.03 per share. The remaining 1.2 million shares of the restricted stock grants will vest on February 28, 2011, if the closing price of Boise Inc. stock has been at least $12.50 per share for at least 20 trading days in any period of 30 consecutive trading days between the grant date and February 28, 2011. The weighted average grant-date fair value of these awards was $1.57 per share. Any shares not vested on February 28, 2011, will be forfeited.

Compensation Expense. We recognize compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the three and nine months ended September 30, 2010, we recognized $1.0 million and $2.8 million, respectively, of compensation expense, and during the three and nine months ended September 30, 2009, we recognized $0.9 million and $2.6 million, respectively. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income.

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

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of September 30, 2010, and December 31, 2009, and changes during the nine months ended September 30, 2010, and the year ended December 31, 2009 (number of shares and aggregate fair value in thousands):

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value

Outstanding at December 31, 2008 (a)	1,143	$4.16	$4,754	1,916	$1.75	$3,345

Granted	5,841	0.43	2,512	—	—	—
Vested (b)	(604)	4.16	(2,511)	—	—	—
Forfeited	(49)	1.27	(63)	(32)	1.75	(56)

Outstanding at December 31, 2009 (a)(c)	6,331	$0.74	$4,692	1,884	$1.75	$3,289

Granted	200	$5.46	$1,090	—	$—	$—
Vested (b)	(3,009)	0.77	(2,304)	(4)	1.75	(7)
Forfeited	(43)	4.26	(180)	(2)	1.75	(3)

Outstanding at September 30, 2010 (a)(c)	3,479	$0.95	$3,298	1,878	$1.75	$3,279

(a)	Outstanding awards included all nonvested and nonforfeited awards.

(b)	We repurchase for cash any fractional shares as they vest. During the nine months ended September 30, 2010, and the year ended December 31, 2009, we repurchased 25.18 shares and 24.33 shares, respectively.

(c)	The remaining weighted average contractual term is approximately 0.9 years for the service-condition awards and 0.5 years for the market-condition awards.

In 2010, employees were given the option to utilize shares to cover minimum tax withholdings upon the vesting of restricted stock. As of September 30, 2010, a total of 0.2 million shares and 0.1 million units were withheld from employees to cover taxes. The shares were canceled and retired.

At September 30, 2010, we had approximately $1.7 million and $0.4 million, respectively, of total unrecognized compensation cost related to the nonvested service-condition and market-condition restricted stock grants under the Plan. The cost is expected to be recognized generally over a weighted average period of 2.0 years and 3.0 years for the service-condition and market-condition awards, respectively. Unrecognized compensation expense is calculated net of estimated forfeitures. During the three and nine months ended September 30, 2010, we recognized $1.0 million and $2.8 million, respectively, of compensation expense, $0.7 million and $2.0 million of which related to the grant-date fair value of service-condition awards and $0.3 million and $0.8 million of which related to the market-condition awards, respectively. During the three and nine months ended September 30, 2009, we recognized $0.9 million and $2.6 million, respectively, of compensation expense, $0.6 million and $1.8 million of which related to the grant-date fair value of service-condition awards and $0.3 million and $0.8 million of which related to the market-condition awards.

Dividends. Our ability to pay dividends continues to be restricted by our Credit Facilities, as amended, and by Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under our Credit Facilities, as amended, a dividend may now be paid if it does not exceed our permitted restricted payment amount, which is calculated as the sum of 50% of our net income for distributions together with other amounts as specified in the amended Credit Facilities. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends. We had not paid any cash dividends on our common stock through September 30, 2010. See Note 23, Subsequent Event, for additional information relating to our special dividend.

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

17. Comprehensive Income

Comprehensive income includes the following (dollars in thousands):

	Boise Inc.
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net income	$35,923	$48,155	$36,548	$98,122
Other comprehensive income (loss), net of tax:
Cash flow hedges	294	51	553	449
Unfunded accumulated benefit obligation	254	(579)	773	(395)
Unrealized gains (losses) on short-term investments	1	(4)	6	(8)

Comprehensive income	$36,472	$47,623	$37,880	$98,168

	BZ Intermediate Holdings LLC
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net income	$35,956	$50,154	$37,422	$105,724
Other comprehensive income (loss), net of tax:
Cash flow hedges	294	51	553	449
Unfunded accumulated benefit obligation	254	(579)	773	(395)
Unrealized gains (losses) on short-term investments	1	(4)	6	(8)

Comprehensive income	$36,505	$49,622	$38,754	$105,770

18. St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon. The restructuring was primarily the result of declining product demand coupled with continuing high costs. During the three and nine months ended September 30, 2010, we recorded net expense of approximately $0.2 million and income of approximately $0.1 million, respectively, related to the restructuring. In the future, net cash expenditures in decommissioning and other costs are not expected to be material. During the three and nine months ended September 30, 2009, we spent $1.3 million and $5.6 million, respectively, in decommissioning costs and $0.1 million and $0.6 million, respectively, in other costs, all of which are recorded in “St. Helens mill restructuring” in our Consolidated Statements of Income. These expenses are recorded in our Paper segment when the liability is incurred. At September 30, 2010, and December 31, 2009, we had $0.1 million and $0.5 million, respectively, of severance liabilities included in “Accrued liabilities, Compensation and benefits” on the Consolidated Balance Sheets.

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

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income Before Income Taxes		Depre- ciation, Amorti- zation, and Depletion	EBITDA (c)
Three Months Ended September 30, 2010	Trade	Related Parties	Inter- segment	Total

Paper	$370.0	$—	$18.2	$388.2	$56.9	(a)	$21.9	$78.8	(a)
Packaging	165.7	10.6	0.8	177.1	24.8	(a)	9.6	34.4	(a)
Corporate and Other	7.8	—	8.8	16.6	(4.3)		1.0	(3.3)

	543.5	10.6	27.8	581.9	77.4		32.5	109.8

Intersegment eliminations	—	—	(27.8)	(27.8)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	—		—	—
Interest expense	—	—	—	—	(16.1)		—	—
Interest income	—	—	—	—	0.1		—	—

	$543.5	$10.6	$—	$554.1	$61.4		$32.5	$109.8

	Sales				Income Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended September 30, 2009	Trade	Related Parties	Inter- segment	Total

Paper	$351.1	$—	$14.9	$366.0	$78.3	(b)	$21.2	$99.4	(b)
Packaging	144.9	5.0	0.6	150.5	22.3	(b)	10.7	33.0	(b)
Corporate and Other	2.8	4.5	9.3	16.6	(5.5	)(b)	1.1	(4.4)

	498.8	9.5	24.8	533.1	95.1		32.9	128.0

Intersegment eliminations	—	—	(24.8)	(24.8)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.1		—	—
Interest expense	—	—	—	—	(21.4)		—	—
Interest income	—	—	—	—	0.1		—	—

	$498.8	$9.5	$—	$508.3	$73.9		$32.9	$128.0

	Sales				Income Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Nine Months Ended September 30, 2010	Trade	Related Parties	Inter- segment	Total

Paper	$1,057.7	$—	$48.2	$1,105.9	$112.5	(a)	$65.1	$177.6	(a)
Packaging	462.6	26.7	2.1	491.4	36.1	(a)	28.9	65.0	(a)
Corporate and Other	20.1	2.6	26.9	49.6	(14.1)		2.9	(11.2)

	1,540.4	29.3	77.2	1,646.9	134.5		96.9	231.4

Intersegment eliminations	—	—	(77.2)	(77.2)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	—		—	—
Loss on extinguishment of debt	—	—	—	—	(22.2	)(a)	—	(22.2	)(a)
Interest expense	—	—	—	—	(48.7)		—	—
Interest income	—	—	—	—	0.2		—	—

	$1,540.4	$29.3	$—	$1,569.7	$63.8		$96.9	$209.2

	Sales				Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Nine Months Ended September 30, 2009	Trade	Related Parties	Inter- segment	Total

Paper	$1,030.5	$—	$43.9	$1,074.4	$187.6	(b)	$63.6	$251.2	(b)
Packaging	414.6	21.4	1.8	437.8	43.7	(b)	31.1	74.8	(b)
Corporate and Other	8.5	12.9	25.6	47.0	(17.7	)(b)	3.1	(14.7	)(b)

	1,453.6	34.3	71.3	1,559.2	213.6		97.8	311.3

Intersegment eliminations	—	—	(71.3)	(71.3)	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.6		—	—
Interest expense	—	—	—	—	(65.0)		—	—
Interest income	—	—	—	—	0.3		—	—

	$1,453.6	$34.3	$—	$1,487.9	$149.5		$97.8	$311.3

(a)	The three and nine months ended September 30, 2010, included $0.2 million of expense and $0.1 million of income recorded in the Paper segment associated with the restructuring of the St. Helens mill.

The three and nine months ended September 30, 2010, included $0.9 million and $1.5 million of expense related to the change in fair value of energy hedges, of which $0.7 million and $1.3 million was recorded in the Paper segment and $0.1 million and $0.2 million in the Packaging segment, respectively.

The nine months ended September 30, 2010, included $22.2 million of noncash expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(b)	The three and nine months ended September 30, 2009, included $42.9 million and $99.9 million, respectively, of income recorded in the Paper segment; $19.4 million and $39.3 million, respectively, of income recorded in the Packaging segment; and $2.7 million and $4.3 million, respectively, of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

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

The three and nine months ended September 30, 2009, included $3.6 million and $4.9 million of income related to the impact of energy hedges, $2.9 million and $3.9 million of which was recorded in the Paper segment and $0.7 million and $1.0 million in the Packaging segment.

(c)	EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate derivatives, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA (dollars in millions):

	Boise Inc.
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net income	$35.9	$48.2	$36.5	$98.1
Change in fair value of interest rate derivatives	—	(0.1)	—	(0.6)
Interest expense	16.1	21.4	48.7	65.0
Interest income	(0.1)	(0.1)	(0.2)	(0.3)
Income tax provision	25.5	25.7	27.2	51.4
Depreciation, amortization, and depletion	32.5	32.9	96.9	97.8

EBITDA	$109.8	$128.0	$209.2	$311.3

	BZ Intermediate Holdings LLC
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net income	$36.0	$50.2	$37.4	$105.7
Change in fair value of interest rate derivatives	—	(0.1)	—	(0.6)
Interest expense	16.1	18.6	48.7	56.8
Interest income	(0.1)	(0.1)	(0.2)	(0.3)
Income tax provision	25.4	26.6	26.3	51.9
Depreciation, amortization, and depletion	32.5	32.9	96.9	97.8

EBITDA	$109.8	$128.0	$209.2	$311.3

20. Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code allowed an excise tax credit for taxpayers using alternative fuels in the taxpayer’s trade or business. As of December 31, 2009, we recorded a receivable of $56.6 million in “Receivables, Other” on our Consolidated Balance Sheet for alternative fuel mixture credits. We received this credit in March 2010 after we filed our 2009 federal income tax return. Eligibility for new credits expired on December 31, 2009. During the three and nine months ended September 30, 2009, we recorded $59.6 million and $134.9 million, respectively, in “Alternative fuel mixture credits, net” in our Consolidated Statements of Income.

In mid October 2010, the Internal Revenue Service Office of Chief Counsel released a memo providing further clarification on the cellulosic biofuel producer credit (CBPC). This guidance clarifies that companies may elect to apply for the $1.01 per gallon CBPC for any black liquor that was produced in 2009 and not claimed as alternative fuel mixture credits. We became eligible for the alternative fuel mixture credit at our mills at varying dates throughout first quarter 2009 and would be eligible to claim the CBPC credit for black liquor produced prior to becoming eligible for the alternative fuel mixture credits. However, this credit is taxable, may only be used to offset a portion of taxable income, and has a relatively short carry-forward period. We are evaluating the impact of filing for the CBPC on our specific tax situation.

21. Commitments and Guarantees

Commitments

We have financial commitments for lease payments and for the purchase of wood fiber and utilities. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities.

These agreements are discussed in Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K. At September 30, 2010, there have been no material changes to our commitments outside of the normal course of business, except as disclosed in Note 12, Debt.

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

23. Subsequent Event

We announced a special cash dividend of $0.40 per common share, payable December 3, 2010, to shareholders of record at the close of business on November 17, 2010. The total special dividend payout is estimated to be $32.3 million, based on the number of common shares outstanding as of October 29, 2010.

24. Consolidating Guarantor and Nonguarantor Financial Information

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

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income

For the Three Months Ended September 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,697	$537,766	$2,042	$—	$543,505
Intercompany	—	—	—	28,883	(28,883)	—
Related parties	—	—	—	10,550	—	10,550

	—	3,697	537,766	41,475	(28,883)	554,055

Costs and expenses
Materials, labor, and other operating expenses	—	3,523	396,732	41,475	(28,883)	412,847
Fiber costs from related parties	—	—	4,905	—	—	4,905
Depreciation, amortization, and depletion	—	824	31,633	—	—	32,457
Selling and distribution expenses	—	—	13,827	57	—	13,884
General and administrative expenses	—	4,709	7,885	—	—	12,594
St. Helens mill restructuring	—	—	234	—	—	234
Other (income) expense, net	—	171	87	(110)	—	148

	—	9,227	455,303	41,422	(28,883)	477,069

Income (loss) from operations	—	(5,530)	82,463	53	—	76,986

Foreign exchange gain (loss)	—	347	39	—	—	386
Change in fair value of interest rate derivatives	—	(1)	—	—	—	(1)
Interest expense	—	(16,099)	—	—	—	(16,099)
Interest expense—intercompany	—	(55)	—	(4)	59	—
Interest income	—	103	2	—	—	105
Interest income—intercompany	—	4	55	—	(59)	—

	—	(15,701)	96	(4)	—	(15,609)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(21,231)	82,559	49	—	61,377
Income tax (provision) benefit	—	(25,409)	(21)	9	—	(25,421)

Income (loss) before equity in net income (loss) of affiliates	—	(46,640)	82,538	58	—	35,956
Equity in net income (loss) of affiliates	35,956	82,596	—	—	(118,552)	—

Net income (loss)	$35,956	$35,956	$82,538	$58	$(118,552)	$35,956

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income

For the Three Months Ended September 30, 2009

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$—	$497,534	$1,278	$—	$498,812
Intercompany	—	—	2	26,001	(26,003)	—
Related parties	—	3,850	601	5,002	—	9,453

	—	3,850	498,137	32,281	(26,003)	508,265

Costs and expenses
Materials, labor, and other operating expenses	—	3,626	391,703	32,281	(26,003)	401,607
Fiber costs from related parties	—	—	10,325	—	—	10,325
Depreciation, amortization, and depletion	—	937	31,979	—	—	32,916
Selling and distribution expenses	—	—	13,532	56	—	13,588
General and administrative expenses	—	3,625	9,188	—	—	12,813
St. Helens mill restructuring	—	—	1,402	—	—	1,402
Alternative fuel mixture credits, net	—	2,711	(62,283)	—	—	(59,572)
Other (income) expense, net	—	611	1,159	(60)	—	1,710

	—	11,510	397,005	32,277	(26,003)	414,789

Income (loss) from operations	—	(7,660)	101,132	4	—	93,476

Foreign exchange gain (loss)	—	959	638	—	—	1,597
Change in fair value of interest rate derivatives	—	125	—	—	—	125
Interest expense	—	(18,603)	—	—	—	(18,603)
Interest expense—intercompany	—	(44)	—	(4)	48	—
Interest income	—	129	1	—	—	130
Interest income—intercompany	—	4	44	—	(48)	—

	—	(17,430)	683	(4)	—	(16,751)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(25,090)	101,815	—	—	76,725
Income tax (provision) benefit	—	(26,555)	(16)	—	—	(26,571)

Income (loss) before equity in net income (loss) of affiliates	—	(51,645)	101,799	—	—	50,154
Equity in net income (loss) of affiliates	50,154	101,799	—	—	(151,953)	—

Net income (loss)	$50,154	$50,154	$101,799	$—	$(151,953)	$50,154

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income

For the Nine Months Ended September 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$8,468	$1,527,033	$4,867	$—	$1,540,368
Intercompany	—	—	—	83,271	(83,271)	—
Related parties	—	2,364	332	26,657	—	29,353

	—	10,832	1,527,365	114,795	(83,271)	1,569,721

Costs and expenses
Materials, labor, and other operating expenses	—	10,723	1,198,679	114,795	(83,271)	1,240,926
Fiber costs from related parties	—	—	19,904	—	—	19,904
Depreciation, amortization, and depletion	—	2,504	94,351	—	—	96,855
Selling and distribution expenses	—	—	41,705	167	—	41,872
General and administrative expenses	—	14,103	22,519	—	—	36,622
St. Helens mill restructuring	—	—	(72)	—	—	(72)
Other (income) expense, net	—	188	(184)	(170)	—	(166)

	—	27,518	1,376,902	114,792	(83,271)	1,435,941

Income (loss) from operations	—	(16,686)	150,463	3	—	133,780

Foreign exchange gain (loss)	—	710	40	—	—	750
Change in fair value of interest rate derivatives	—	(43)	—	—	—	(43)
Loss on extinguishment of debt	—	(22,225)	—	—	—	(22,225)
Interest expense	—	(48,709)	—	—	—	(48,709)
Interest expense—intercompany	—	(154)	—	(12)	166	—
Interest income	—	198	5	—	—	203
Interest income—intercompany	—	12	154	—	(166)	—

	—	(70,211)	199	(12)	—	(70,024)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(86,897)	150,662	(9)	—	63,756
Income tax (provision) benefit	—	(26,283)	(60)	9	—	(26,334)

Income (loss) before equity in net income (loss) of affiliates	—	(113,180)	150,602	—	—	37,422
Equity in net income (loss) of affiliates	37,422	150,602	—	—	(188,024)	—

Net income (loss)	$37,422	$37,422	$150,602	$—	$(188,024)	$37,422

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income

For the Nine Months Ended September 30, 2009

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$—	$1,449,903	$3,654	$—	$1,453,557
Intercompany	—	—	6	64,222	(64,228)	—
Related parties	—	11,088	1,864	21,408	—	34,360

	—	11,088	1,451,773	89,284	(64,228)	1,487,917

Costs and expenses
Materials, labor, and other operating expenses	—	10,450	1,165,253	89,284	(64,228)	1,200,759
Fiber costs from related parties	—	—	24,961	—	—	24,961
Depreciation, amortization, and depletion	—	2,657	95,123	—	—	97,780
Selling and distribution expenses	—	—	41,244	150	—	41,394
General and administrative expenses	—	12,678	23,199	—	—	35,877
St. Helens mill restructuring	—	—	6,183	—	—	6,183
Alternative fuel mixture credits, net	—	4,288	(139,197)	—	—	(134,909)
Other (income) expense, net	—	1,626	2,937	(180)	—	4,383

	—	31,699	1,219,703	89,254	(64,228)	1,276,428

Income (loss) from operations	—	(20,611)	232,070	30	—	211,489

Foreign exchange gain (loss)	—	1,088	988	—	—	2,076
Change in fair value of interest rate derivatives	—	620	—	—	—	620
Interest expense	—	(56,797)	—	—	—	(56,797)
Interest expense—intercompany	—	(123)	—	(11)	134	—
Interest income	—	274	1	—	—	275
Interest income—intercompany	—	11	123	—	(134)	—

	—	54,927	1,112	(11)	—	(53,826)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(75,538)	233,182	19	—	157,663
Income tax (provision) benefit	—	(51,785)	(154)	—	—	(51,939)

Income (loss) before equity in net income (loss) of affiliates	—	(127,323)	233,028	19	—	105,724
Equity in net income (loss) of affiliates	105,724	233,047	—	—	(338,771)	—

Net income (loss)	$105,724	$105,724	$233,028	$19	$(338,771)	$105,724

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at September 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$173,000	$6	$443	$—	$173,449
Short-term investments	—	10,614	—	—	—	10,614
Receivables
Trade, less allowances	—	1,219	221,851	83	—	223,153
Intercompany	—	—	16	1,891	(1,907)	—
Related parties	—	—	—	1,020	—	1,020
Other	—	319	3,456	4	—	3,779
Inventories	—	15	254,775	—	—	254,790
Deferred income taxes	—	13,524	—	—	—	13,524
Prepaid and other	—	5,992	2,469	2	—	8,463

	—	204,683	482,573	3,443	(1,907)	688,792

Property
Property and equipment, net	—	5,827	1,181,693	—	—	1,187,520
Fiber farms and deposits	—	—	17,850	—	—	17,850

	—	5,827	1,199,543	—	—	1,205,370

Deferred financing costs	—	31,757	—	—	—	31,757
Intangible assets, net	—	—	30,293	—	—	30,293
Investments in affiliates	668,670	1,475,774	—	—	(2,144,444)	—
Other assets	—	4,826	3,064	—	—	7,890

Total assets	$668,670	$1,722,867	$1,715,473	$3,443	$(2,146,351)	$1,964,102

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at September 30, 2010 (continued)

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$37,500	$—	$—	$—	$37,500
Income taxes payable	—	(2,328)	2,350	2	—	24
Accounts payable
Trade	—	8,815	174,907	2,975	—	186,697
Intercompany	—	—	1,891	16	(1,907)	—
Related parties	—	—	—	274	—	274
Accrued liabilities
Compensation and benefits	—	23,602	32,362	—	—	55,964
Interest payable	—	24,069	—	—	—	24,069
Other	—	4,068	17,882	171	—	22,121

	—	95,726	229,392	3,438	(1,907)	326,649

Debt
Long-term debt, less current portion	—	750,581	—	—	—	750,581

Other
Deferred income taxes	—	62,136	280	(9)	—	62,407
Compensation and benefits	—	112,184	—	—	—	112,184
Other long-term liabilities	—	33,570	10,041	—	—	43,611

	—	207,890	10,321	(9)	—	218,202

Commitments and contingent liabilities

Capital
Business unit equity	668,670	668,670	1,475,760	14	(2,144,444)	668,670

Total liabilities and capital	$668,670	$1,722,867	$1,715,473	$3,443	$(2,146,351)	$1,964,102

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2009

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$69,071	$33	$289	$—	$69,393
Short-term investments	—	10,023	—	—	—	10,023
Receivables
Trade, less allowances	—	—	185,087	23	—	185,110
Intercompany	—	—	—	1,254	(1,254)	—
Related parties	—	1,626	—	430	—	2,056
Other	—	828	61,581	1	—	62,410
Inventories	—	18	252,155	—	—	252,173
Prepaid and other	—	4,049	770	—	—	4,819

	—	85,615	499,626	1,997	(1,254)	585,984

Property
Property and equipment, net	—	6,408	1,199,271	—	—	1,205,679
Fiber farms and deposits	—	—	17,094	—	—	17,094

	—	6,408	1,216,365	—	—	1,222,773

Deferred financing costs	—	47,369	—	—	—	47,369
Intangible assets, net	—	—	32,358	—	—	32,358
Investments in affiliates	628,590	1,522,807	—	—	(2,151,397)	—
Other assets	—	4,106	3,200	—	—	7,306

Total assets	$628,590	$1,666,305	$1,751,549	$1,997	$(2,152,651)	$1,895,790

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2009 (continued)

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$30,711	$—	$—	$—	$30,711
Income taxes payable	—	(2,058)	2,296	2	—	240
Accounts payable
Trade	—	11,983	158,795	1,740	—	172,518
Intercompany	—	—	1,254	—	(1,254)	—
Related parties	—	17	2,445	136	—	2,598
Accrued liabilities
Compensation and benefits	—	23,789	44,159	—	—	67,948
Interest payable	—	4,946	—	—	—	4,946
Other	—	13,558	10,058	119	—	23,735

	—	82,946	219,007	1,997	(1,254)	302,696

Debt
Long-term debt, less current portion	—	785,216	—	—	—	785,216

Other
Deferred income taxes	—	24,283	280	—	—	24,563
Compensation and benefits	—	123,889	—	—	—	123,889
Other long-term liabilities	—	21,381	9,455	—	—	30,836

	—	169,553	9,735	—	—	179,288

Commitments and contingent liabilities

Capital
Business unit equity	628,590	628,590	1,522,807	—	(2,151,397)	628,590

Total liabilities and capital	$628,590	$1,666,305	$1,751,549	$1,997	$(2,152,651)	$1,895,790

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flow

For the Nine Months Ended September 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
Cash provided by (used for) operations
Net income (loss)	$37,422	$37,422	$150,602	$—	$(188,0	24)	$37,422
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(37,422)	(150,602)	—	—	188,024		—
Depreciation, depletion, and amortization of deferred financing costs and other	—	8,505	94,351	—	—		102,856
Share-based compensation expense	—	2,774	—	—	—		2,774
Pension and other postretirement benefit expense	—	7,309	—	—	—		7,309
Deferred income taxes	—	26,316	—	(9)	—		26,307
Change in fair value of energy derivatives	—	—	1,502	—	—		1,502
Change in fair value of interest rate derivatives	—	43	—	—	—		43
(Gain) loss on sales of assets, net	—	2	80	—	—		82
Other	—	(710)	(40)	—	—		(750)
Loss on extinguishment of debt	—	22,225	—	—	—		22,225
Decrease (increase) in working capital
Receivables	—	1,018	21,343	(1,290)	654		21,725
Inventories	—	3	(4,805)	—	—		(4,802)
Prepaid expenses	—	5,356	(1,699)	(2)	—		3,655
Accounts payable and accrued liabilities	—	12,970	(152)	1,441	(654)		13,605
Current and deferred income taxes	—	(582)	54	—	—		(528)
Pension and other postretirement benefit payments	—	(18,509)	—	—	—		(18,509)
Other	—	1,226	(852)	—	—		374

Cash provided by (used for) operations	—	(45,234)	260,384	140	—		215,290

Cash provided by (used for) investment
Expenditures for property and equipment	—	(2,306)	(64,391)	—	—		(66,697)
Purchases of short-term investments	—	(17,675)	—	—	—		(17,675)
Maturities of short-term investments	—	17,090	—	—	—		17,090
Sales of assets	—	—	646	—	—		646
Other	—	706	983	—	—		1,689

Cash provided by (used for) investment	—	(2,185)	(62,762)	—	—		(64,947)

Cash provided by (used for) financing
Issuances of long-term debt	—	300,000	—	—	—		300,000
Payments of long-term debt	—	(327,846)	—	—	—		(327,846)
Payments of short-term borrowings	—	(5,288)	—	—	—		(5,288)
Payments of deferred financing fees	—	(11,861)	—	—	—		(11,861)
Due to (from) affiliates	—	197,635	(197,649)	14	—		—
Other	—	(1,292)	—	—	—		(1,292)

Cash provided by (used for) financing	—	151,348	(197,649)	14	—		(46,287)

Increase (decrease) in cash and cash equivalents	—	103,929	(27)	154	—		104,056

Balance at beginning of the period	—	69,071	33	289	—		69,393

Balance at end of the period	$—	$173,000	$6	$443	$—		$173,449

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flow

For the Nine Months Ended September 30, 2009

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$105,724	$105,724	$233,028	$19	$(338,771)	$105,724
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(105,724)	(233,047)	—	—	338,771	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	12,348	95,123	—	—	107,471
Share-based compensation expense	—	2,631	—	—	—	2,631
Pension and other postretirement benefit expense	—	6,605	—	—	—	6,605
Deferred income taxes	—	44,646	—	—	—	44,646
Change in fair value of energy derivatives	—	—	(4,902)	—	—	(4,902)
Change in fair value of interest rate derivatives	—	(620)	—	—	—	(620)
(Gain) loss on sales of assets, net	—	(1)	396	—	—	395
Other	—	(1,087)	(989)	—	—	(2,076)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	622	(254)	958	302	1,628
Inventories	—	3	79,001	—	—	79,004
Prepaid expenses	—	(310)	(562)	410	—	(462)
Accounts payable and accrued liabilities	—	757	16,280	1,701	(302)	18,436
Current and deferred income taxes	—	6,438	154	—	—	6,592
Pension and other postretirement benefit payments	—	(7,204)	—	—	—	(7,204)
Other	—	3,135	(1,356)	—	—	1,779

Cash provided by (used for) operations	—	(59,360)	415,919	3,088	—	359,647

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	—	(543)	—	—	(543)
Expenditures for property and equipment	—	(2,062)	(51,500)	—	—	(53,562)
Purchases of short-term investments	—	(13,792)	—	—	—	(13,792)
Maturities of short-term investments	—	3,774	—	—	—	3,774
Sales of assets	—	1	638	—	—	639
Other	—	916	705	—	—	1,621

Cash provided by (used for) investment	—	(11,163)	(50,700)	—	—	(61,863)

Cash provided by (used for) financing
Issuances of long-term debt	—	10,000	—	—	—	10,000
Payments of long-term debt	—	(92,698)	—	—	—	(92,698)
Due to (from) affiliates	—	368,104	(365,220)	(2,884)	—	—

Cash provided by (used for) financing	—	285,406	(365,220)	(2,884)	—	(82,698)

Increase (decrease) in cash and cash equivalents	—	214,883	(1)	204	—	215,086

Balance at beginning of the period	—	19,866	7	2,645	—	22,518

Balance at end of the period	$—	$234,749	$6	$2,849	$—	$237,604

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Paper. Our Paper segment manufactures and sells a range of papers, including communication-based papers, packaging-demand-driven papers, and market pulp. Our communication-based papers include cut-size office papers and printing and converting papers (including envelope, form, and commercial printing papers). Our packaging-demand-driven papers include label and release, corrugating medium, and flexible packaging papers. We ship to customers both directly from our mills and through distribution centers. During the three and nine months ended September 30, 2010, approximately 35% and 38%, respectively, of our uncoated freesheet paper sales volume, including approximately 57% and 60%, respectively, of our office papers sales volume, was sold to OfficeMax.

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

Corporate and Other. Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the three and nine months ended September 30, 2010, segment sales related primarily to our rail and truck businesses were $16.6 million and $49.6 million, respectively.

From February 22, 2008, through early March 2010, Boise Cascade Holdings, L.L.C. (Boise Cascade) held a significant interest in us, and our transactions with Boise Cascade were related-party transactions. In early March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party.

We are party to an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2012. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. For the nine months ended September 30, 2010, we recognized $2.3 million in “Sales, Related parties.” This represents sales that were recognized prior to March 2010 when Boise Cascade was a related party.

Financial Highlights

The following table sets forth our financial highlights for the three and nine months ended September 30, 2010 and 2009 (dollars in millions, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Sales	$554.1	$508.3	$1,569.7	$1,487.9
Net income	35.9	48.2	36.5	98.1
Net income per diluted share	0.43	0.57	0.43	1.19
Net income excluding special items	36.6	10.3	51.0	16.2
Net income excluding special items per diluted share	0.44	0.12	0.61	0.20
EBITDA	109.8	128.0	209.2	311.3
EBITDA excluding special items	110.9	66.2	232.8	177.7

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

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following tables provide a reconciliation of net income to EBITDA, segment income (loss) to EBITDA, and EBITDA to EBITDA excluding special items for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net income	$35.9	$48.2	$36.5	$98.1
Change in fair value of interest rate derivatives	—	(0.1)	—	(0.6)
Interest expense	16.1	21.4	48.7	65.0
Interest income	(0.1)	(0.1)	(0.2)	(0.3)
Income tax provision	25.5	25.7	27.2	51.4
Depreciation, amortization, and depletion	32.5	32.9	96.9	97.8

EBITDA	$109.8	$128.0	$209.2	$311.3

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Paper
Segment income	$56.9	$78.3	$112.5	$187.6
Depreciation, amortization, and depletion	21.9	21.2	65.1	63.6

EBITDA	$78.8	$99.4	$177.6	$251.2

St. Helens mill restructuring	0.2	1.4	(0.1)	6.2
Change in fair value of energy hedges	0.7	(2.9)	1.3	(3.9)
Alternative fuel mixture credits, net	—	(42.9)	—	(99.9)

EBITDA excluding special items	$79.7	$55.0	$178.8	$153.6

Packaging
Segment income	$24.8	$22.3	$36.1	$43.7
Depreciation, amortization, and depletion	9.6	10.7	28.9	31.1

EBITDA	$34.4	$33.0	$65.0	$74.8

Change in fair value of energy hedges	0.1	(0.7)	0.2	(1.0)
Alternative fuel mixture credits, net	—	(19.4)	—	(39.3)

EBITDA excluding special items	$34.5	$12.9	$65.2	$34.5

Corporate and Other
Segment loss	$(4.3)	$(5.5)	$(14.1)	$(17.7)
Depreciation, amortization, and depletion	1.0	1.1	2.9	3.1
Loss on extinguishment of debt	—	—	(22.2)	—

EBITDA	$(3.3)	$(4.4)	$(33.4)	$(14.7)

Alternative fuel mixture credits, net	—	2.7	—	4.3
Loss on extinguishment of debt	—	—	22.2	—

EBITDA excluding special items	$(3.3)	$(1.7)	$(11.2)	$(10.4)

EBITDA	$109.8	$128.0	$209.2	$311.3

EBITDA excluding special items	$110.9	$66.2	$232.8	$177.7

The following table reconciles net income to net income excluding special items and presents net income excluding special items per diluted share for the three and nine months ended September 30, 2010 and 2009 (dollars and shares in millions, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net income	$35.9	$48.2	$36.5	$98.1
St. Helens mill restructuring	0.2	1.4	(0.1)	6.2
Change in fair value of energy hedges	0.9	(3.6)	1.5	(4.9)
Alternative fuel mixture credits, net	—	(59.6)	—	(134.9)
Loss on extinguishment of debt	—	—	22.2	—
Tax impact of special items (a)	(0.4)	23.9	(9.2)	51.7

Net income excluding special items	$36.6	$10.3	$51.0	$16.2

Weighted average common shares outstanding: diluted	84.1	84.2	84.1	82.7
Net income excluding special items per diluted share	$0.44	$0.12	$0.61	$0.20

(a)	Special items are tax effected in the aggregate at an assumed combined federal and state statutory rate of 38.7%.

Special Dividend

We announced a special cash dividend of $0.40 per common share, payable December 3, 2010, to shareholders of record at the close of business on November 17, 2010. The total special dividend payout is estimated to be $32.3 million, based on the number of common shares outstanding as of October 29, 2010.

Recent Trends and Operational Outlook

The U.S. economy continued to grow through the summer of 2010, but growth was slower than earlier in the year. Second-quarter Gross Domestic Product (GDP) growth was revised downward to an estimated 1.6%, compared with first-quarter GDP growth of 3.7%. Consumer confidence has been negatively affected by the broad loss of wealth sustained by households, high job losses, and a general uncertainty about the direction of the U.S. economy. While stocks have recovered somewhat, housing prices continue to decline. Economic downturns characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, ability to meet our debt service obligations, and financial position.

U.S. industry demand for uncoated freesheet remained stable through third quarter 2010. According to the American Forest & Paper Association (AF&PA), year-to-date 2010 U.S. industry shipments through September were down 0.9%, compared with the same period in 2009. Year-to-date industry operating rates, measured as total uncoated freesheet shipments in the U.S. as a percentage of total capacity, were at 90%, according to the most recent data available. Demand for commodity communication papers has been negatively affected by weak macroeconomic conditions and continues to be negatively affected by the secular shift to electronic media for communications. Demand for printing and converting products has also been negatively affected by these factors and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reductions in uncoated freesheet industry capacity in 2008, 2009, and 2010. Compared with prior years, U.S. uncoated freesheet inventories remained very low at approximately 853,000 short tons in September 2010, compared with 952,000 short tons in September 2009.

Sales prices for our uncoated freesheet papers continued to improve in 2010. During third quarter 2010, sequential net selling prices of uncoated freesheet improved $30 per short ton, compared with second quarter 2010, and $59 per short ton, compared with first quarter 2010, as we benefited from two price increases implemented during the first half of the year.

U.S. industry containerboard demand improved through August 2010, compared with the same period in 2009. Industry box shipments in the U.S. increased 3.6% through September 2010, compared with the same period in 2009, and year-to-date industry operating rates through September 2010, measured as total production in the U.S. as a percentage of total capacity, were at 96%, according to AF&PA. Total U.S. containerboard inventories were 2.2 million short tons in September 2010, unchanged from their levels in September 2009.

Our linerboard sales prices have increased throughout 2010. During third quarter 2010, net selling prices of segment linerboard increased $102 per short ton, compared with first quarter 2010, as we benefited from two linerboard price increases implemented in the first half of 2010. In August 2010, we announced a third linerboard price increase, which we do not expect to realize at this time. These price increases are being passed through to corrugated products as markets and contracts allow. Packaging demand in our agriculture, food, and beverage markets, which has historically been less correlated to broad economic activity, improved modestly through the first nine months of 2010, compared with the first nine months of 2009. These markets constitute just over half of our corrugated product end-use markets. Demand in our industrial markets and containerboard export markets is more closely aligned with general economic activity and showed improvement through the first nine months of 2010, compared with the same period in 2009.

Fiber costs increased in third quarter 2010, compared with third quarter 2009, driven primarily by higher purchased pulp prices, which began to decline in early third quarter 2010. The majority of our fiber needs in our Paper segment and nearly all of our fiber needs in our Packaging segment are supplied by wood fiber. Prices for some key commodity chemicals declined from the prior-year period but increased sequentially from second quarter 2010. Prices for our fuel energy inputs declined, while electricity prices increased in third quarter 2010, compared with third quarter 2009.

We had no scheduled annual maintenance outages during the third quarter. We will have our annual scheduled maintenance outage at our Jackson, Alabama, mill during the fourth quarter.

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

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, employment, electronic media substitution, manufacturing activity, consumer spending, and currency exchange rates. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While extended high unemployment levels or a second economic downturn could negatively affect overall demand, no single product line drives our overall financial performance, and individual product lines are influenced by conditions in their respective industries. For example:

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

Industry supply of paper is also influenced by the level of imports, relative currency values, and overseas production capacity, which has grown over the past decade. According to RISI, U.S. uncoated freesheet imports increased for the first eight months of 2010, compared with the same period in 2009. U.S. exports have increased at a greater rate over the time period, mitigating the impact of increased imports.

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

Fiber. The primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs from related parties, for each of the periods listed below:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Paper	32%	29%	32%	27%
Packaging	18%	18%	18%	16%

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

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of supply and demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply have been severe enough over recent years to cause the closure of numerous facilities in some of the regions in which we operate. In addition, new or proposed regulations related to the production and use of biofuel may increase the competition for fiber in a number of operating regions. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased in third quarter 2010, compared with the same period in 2009. Higher diesel costs increase the cost of harvesting and transporting wood to the mills, affecting fiber costs in all of our regions.

In Minnesota, overall fiber costs increased in third quarter 2010, compared with third quarter 2009, driven by higher prices for purchased pulp as prevailing pulp prices increased during the quarter, offset partially by lower prices for wood fiber.

In the Pacific Northwest, fiber costs increased in third quarter 2010, compared with third quarter 2009, due to higher prices for purchased pulp and increased consumption of fiber due to increased production, offset partially by improved fiber mix.

In the South, during third quarter 2010, fiber costs at our DeRidder mill increased overall, compared with third quarter 2009, due to increased overall wood consumption as a result of increased production volumes. This was offset partially by reduced recycled fiber consumption. In our Alabama operating region, fiber costs increased in third quarter 2010, compared with third quarter 2009, driven by increased purchased pulp and recycled fiber prices.

Other Raw Materials and Energy Purchasing and Pricing. We purchase other raw materials and energy used to manufacture our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers who agree to supply all of our needs for certain raw materials or energy at a single facility. These contracts frequently contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, they may not, in many cases, alleviate fluctuations in market prices.

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

Energy. Energy prices, particularly for electricity and natural gas, have been volatile in recent years. Currently, natural gas prices are favorable, compared with historical averages. In third quarter 2010, energy costs were higher, compared with third quarter 2009, driven by higher electrical rates and increased consumption of energy due to higher production volumes in our Packaging segment, offset partially by lower overall natural gas prices. Under normal operations, we expect to consume approximately 12 million mmBtu (millions of British thermal units) of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs, in each of the periods listed below:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Paper	12%	11%	13%	12%
Packaging	12%	8%	13%	10%

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At September 30, 2010, these derivatives included three-way collars, call spreads, and swaps. As of September 30, 2010, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	October 2010	November 2010 Through March 2011	April 2011 Through October 2011	November 2011 Through March 2012	April 2012 Through October 2012	November 2012 Through March 2013

Approximate percent hedged	50%	82%	45%	19%	18%	1%

We have elected to account for these instruments as economic hedges. At September 30, 2010, we recorded the fair value of the derivatives, or $2.9 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. For the three and nine months ended September 30, 2010, we recorded the change in fair value of the instruments, or $0.9 million and $1.5 million of expense, respectively, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income. For the three and nine months ended September 30, 2009, we recorded the change in fair value of the instruments, or $3.6 million and $4.9 million of income, respectively, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income.

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, dyestuffs, and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for each of the periods listed below:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Paper	16%	16%	15%	15%
Packaging	6%	7%	6%	7%

Total chemical costs in third quarter 2010 were modestly lower, compared with third quarter 2009, as a result of modestly lower prices and consumption of some key commodity chemical inputs, including caustic, sodium chlorate, and starch. Many of our chemicals are purchased under long-term contracts, which provide more stability than open-market purchases.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. As of September 30, 2010, we had approximately 4,100 employees. Approximately 57% of these employees work pursuant to collective bargaining agreements. As of September 30, 2010, approximately 49% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; DeRidder, Louisiana; St. Helens, Oregon; Jackson, Alabama; Nampa, Idaho; and International Falls, Minnesota. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW) expired in March 2009 and was terminated by the AWPPW in October 2009. In February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously, and we declared an impasse in the bargaining process and implemented the terms of the last contract offer. Our potential inability to reach a mutually acceptable labor contract at Wallula, or at any of our other facilities, could result in, among other things, strikes or other work stoppages or slowdowns by the affected employees. We are currently negotiating the labor contract at our mill in DeRidder, Louisiana (387 employees also represented by the United Steelworkers), which expired in February 2010, and the labor contract at our mill in Jackson, Alabama (379 employees also represented by the United Steelworkers), which expired in August 2010. In early October, our employees ratified a new labor contract at our mill in St. Helens, Oregon (87 employees represented by the AWPPW).

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

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales for the three months ended September 30, 2010 and 2009 (dollars in millions, except percent-of-sales data):

	Three Months Ended September 30
	2010	2009
Sales
Trade	$543.5	$498.8
Related parties	10.6	9.5

	554.1	508.3

Costs and expenses
Materials, labor, and other operating expenses	412.9	401.6
Fiber costs from related parties	4.9	10.3
Depreciation, amortization, and depletion	32.5	32.9
Selling and distribution expenses	13.9	13.6
General and administrative expenses	12.6	12.8
St. Helens mill restructuring	0.2	1.4
Alternative fuel mixture credits, net	—	(59.6)
Other (income) expense, net	0.1	1.8

	477.1	414.8

Income from operations	$77.0	$93.5

Sales
Trade	98.1%	98.1%
Related parties	1.9	1.9

	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	74.5%	79.0%
Fiber costs from related parties	0.9	2.0
Depreciation, amortization, and depletion	5.9	6.5
Selling and distribution expenses	2.5	2.7
General and administrative expenses	2.3	2.5
St. Helens mill restructuring	—	0.3
Alternative fuel mixture credits, net	—	(11.7)
Other (income) expense, net	—	0.3

	86.1%	81.6%

Income from operations	13.9%	18.4%

The following table sets forth operating results in dollars and as a percentage of sales for the nine months ended September 30, 2010 and 2009 (dollars in millions, except percent-of-sales data):

	Nine Months Ended September 30
	2010	2009
Sales
Trade	$1,540.4	$1,453.6
Related parties	29.3	34.3

	1,569.7	1,487.9

Costs and expenses
Materials, labor, and other operating expenses	1,240.9	1,200.7
Fiber costs from related parties	19.9	25.0
Depreciation, amortization, and depletion	96.9	97.8
Selling and distribution expenses	41.9	41.4
General and administrative expenses	36.6	35.9
St. Helens mill restructuring	(0.1)	6.2
Alternative fuel mixture credits, net	—	(134.9)
Other (income) expense, net	(0.2)	4.3

	1,435.9	1,276.4

Income from operations	$133.8	$211.5

Sales
Trade	98.1%	97.7%
Related parties	1.9	2.3

	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	79.0%	80.7%
Fiber costs from related parties	1.3	1.7
Depreciation, amortization, and depletion	6.2	6.6
Selling and distribution expenses	2.7	2.8
General and administrative expenses	2.3	2.4
St. Helens mill restructuring	—	0.4
Alternative fuel mixture credits, net	—	(9.1)
Other (income) expense, net	—	0.3

	91.5%	85.8%

Income from operations	8.5%	14.2%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and nine months ended September 30, 2010 and 2009 (in thousands of short tons and dollars per short ton, except corrugated containers and sheets):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Sales Volumes

Paper
Uncoated freesheet	318	325	942	943
Containerboard (medium)	34	34	97	94
Market pulp	27	19	59	37

	379	378	1,098	1,074

Packaging
Containerboard (linerboard)	48	77	164	169
Newsprint	59	52	171	141
Corrugated containers and sheets (mmsf)	1,741	1,553	5,044	4,415

Sales Prices

Paper
Uncoated freesheet	$1,000	$941	$970	$960
Containerboard (medium)	502	403	458	432
Market pulp	563	412	552	390

Packaging
Containerboard (linerboard)	$398	$284	$341	$305
Newsprint	511	378	477	479
Corrugated containers and sheets ($/msf)	59	58	56	59

Operating Results

The following presents a discussion of sales and costs for the three months ended September 30, 2010, compared with the same period in 2009.

Three Months Ended September 30, 2010, Compared With the Three Months Ended September 30, 2009

Sales

For the three months ended September 30, 2010, total sales increased $45.8 million, or 9%, to $554.1 million from $508.3 million for the three months ended September 30, 2009. The increase was driven primarily by increased sales prices in both the Paper and Packaging segments and, to a lesser extent, by increased sales volumes in the Packaging segment.

Paper. Sales increased $22.2 million, or 6%, to $388.2 million from $366.0 million for the three months ended September 30, 2009. The increase was driven primarily by increased sales prices across the majority of our products. Overall uncoated freesheet net sales prices increased 6%, compared with the same period in 2009, as commodity uncoated freesheet net sales prices increased 5% and premium and specialty net sales prices increased 7%, compared with the prior-year period. Overall uncoated freesheet sales volumes declined 2%, compared with the prior-year period, driven by an 8% decline in sales volumes of commodity grades, offset partially by a 10% increase in sales volumes of premium and specialty grades. Increased premium and specialty sales volumes were driven primarily by 11% growth in combined sales volumes of premium office, label and release, and flexible packaging papers, which represented 31% of our total third quarter 2010 uncoated freesheet sales volumes.

Packaging. Sales increased $26.6 million, or 18%, to $177.1 million from $150.5 million for the three months ended September 30, 2009. The increase was driven by a 40% increase in segment linerboard net selling prices, a 35% increase in newsprint net selling prices, and a 12% increase in sales volumes of corrugated containers and sheets. This was due to improved market conditions and increased sheet sales from our sheet feeder plant in Texas. Also contributing were a 12% increase in newsprint sales volumes and a 2% increase in corrugated products net sales price. This was despite an increased sales mix of lower-priced corrugated sheets relative to containers due to strong corrugated sheet demand. Partially offsetting these factors were 37% lower sales volumes of segment linerboard, driven by increased corrugated sheet sales volumes, which resulted in a smaller proportion of linerboard available for sale to third parties.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $5.9 million to $417.8 million for the three months ended September 30, 2010, compared with $411.9 million for the three months ended September 30, 2009. The increase was driven primarily by higher fiber costs and increased energy costs.

Fiber, energy, and chemical costs were $119.1 million, $52.4 million, and $54.6 million, respectively, for the three months ended September 30, 2010, and $108.2 million, $41.9 million, and $55.7 million, respectively, for the three months ended September 30, 2009. This represents a cost increase of $20.3 million for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. This increase was driven primarily by higher prices for purchased pulp and recycled fiber and higher energy costs in both our Packaging and Paper segments. These costs were offset partially by lower chemical costs.

Fiber costs increased $9.8 million in our Paper segment and $1.1 million in our Packaging segment, compared with the three months ended September 30, 2009. Cost drivers included higher purchased pulp and recycled fiber prices in the Paper segment and higher overall consumption of fiber in our Packaging segment as a result of increased production.

Compared with the three months ended September 30, 2009, energy costs increased $4.4 million in our Paper segment and $6.0 million in our Packaging segment, due primarily to higher electrical rates in our Packaging segment and increased consumption in both our Packaging and Paper segments as a result of increased production. This was offset partially by lower natural gas prices.

Chemical costs were relatively flat in our Paper segment, compared with the three months ended September 30, 2009. Chemical costs decreased $1.1 million in our Packaging segment, compared with the three months ended September 30, 2009, as a result of a more favorable chemical mix, which reduced consumption of some higher cost commodity chemicals.

Depreciation, amortization, and depletion for the three months ended September 30, 2010, was $32.5 million, compared with $32.9 million for the three months ended September 30, 2009.

Selling and distribution expenses increased $0.3 million to $13.9 million for the three months ended September 30, 2010, compared with $13.6 million for the three months ended September 30, 2009.

General and administrative expenses decreased $0.2 million to $12.6 million for the three months ended September 30, 2010, compared with $12.8 million for the three months ended September 30, 2009. As a percentage of sales, general and administrative expenses decreased to 2.3% for the three months ended September 30, 2010, compared with 2.5% for the three months ended September 30, 2009.

St. Helens mill restructuring. The three months ended September 30, 2010, included $0.2 million of costs associated with the restructuring of our St. Helens paper mill, compared with $1.4 million of costs associated with the restructuring for the three months ended September 30, 2009. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statements of Income. These costs included decommissioning costs and other costs related to the restructuring of the mill.

Alternative fuel mixture credit. The three months ended September 30, 2009, include $59.6 million of alternative fuel mixture credits, of which $42.9 million was recorded in our Paper segment and $19.4 million was recorded in our Packaging segment. These amounts are net of fees and expenses and before taxes. We also recorded $2.7 million of expenses in our Corporate and Other segment relating to alternative fuel mixture credits. Eligibility for new credits expired on December 31, 2009.

Other (income) expense. “Other (income) expense, net” includes miscellaneous income and expense items. For the three months ended September 30, 2010, we had a nominal amount of other expense, and for the three months ended September 30, 2009, we had $1.8 million of other expense.

Income From Operations

Income from operations for the three months ended September 30, 2010, decreased $16.5 million to $77.0 million, compared with $93.5 million for the three months ended September 30, 2009. This decrease was driven primarily by $59.6 million of income from alternative fuel mixture credits recognized for the three months ended September 30, 2009. Excluding the $59.6 million of income from alternative fuel mixture credits, income from operations increased $43.1 million, compared with the prior-year period. This increase was driven primarily by increased sales prices in both the Paper and Packaging segments, as well as by increased sales volumes in the Packaging segment. Our operating segment results are discussed below. Income from operations also includes net costs from our Corporate and Other segment.

Paper. Segment income from operations decreased $21.4 million to $56.9 million for the three months ended September 30, 2010, compared with $78.3 million of income for the three months ended September 30, 2009. This decrease was driven primarily by $42.9 million of income from alternative fuel mixture credits recognized for the three months ended September 30, 2009. Excluding the $42.9 million of income from alternative fuel mixture credits, income from operations increased $21.5 million, compared with the prior-year period. This increase was primarily the result of increased net sales prices, offset partially by increased fiber costs as a result of higher pulp prices.

Packaging. Segment income from operations increased $2.5 million to $24.8 million for the three months ended September 30, 2010, compared with $22.3 million of income for the three months ended September 30, 2009. Segment income for the three months ended September 30, 2009, included $19.4 million of income from alternative fuel mixture credits. Excluding the $19.4 million of income from alternative fuel mixture credits, income from operations increased $21.9 million, compared with the prior-year period. This increase from operations was due primarily to higher prices on segment linerboard, newsprint, and corrugated products. Also contributing were increased sales volumes of corrugated products and newsprint.

Other

Foreign exchange gain (loss). For the three months ended September 30, 2010, foreign exchange gain was $0.4 million, compared with a gain of $1.6 million for the three months ended September 30, 2009. This decrease was due primarily to a weakening U.S. dollar, compared with the Canadian dollar.

Interest expense. For the three months ended September 30, 2010 and 2009, interest expense was $16.1 million and $21.4 million, respectively, which includes interest on our debt obligations as well as the amortization of deferred financing fees and other. Interest expense decreased period over period due to our reduced principal balances. Interest expense for BZ Intermediate was $18.6 million for the three months ended September 30, 2009. This amount does not include the notes payable, which were recognized by Boise Inc. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income. For the three months ended September 30, 2010 and 2009, interest income was nominal.

Income taxes. For the three months ended September 30, 2010, Boise Inc. recorded $25.5 million of income tax expense and had an effective tax rate of 41.5%. For the three months ended September 30, 2009, we recorded $25.7 million of income tax expense.

For the three months ended September 30, 2010, BZ Intermediate recorded $25.4 million of income tax expense and had an effective tax rate of 41.4%. For the three months ended September 30, 2009, we recorded $26.6 million of income tax expense.

Nine Months Ended September 30, 2010, Compared With the Nine Months Ended September 30, 2009

Sales

For the nine months ended September 30, 2010, total sales increased $81.8 million, or 6%, to $1,569.7 million from $1,487.9 million for the nine months ended September 30, 2009. The increase was driven primarily by increased sales volumes and net sales prices in the both the Packaging and Paper segments.

Paper. Sales increased $31.5 million, or 3%, to $1,105.9 million from $1,074.4 million for the nine months ended September 30, 2009. The increase was driven primarily by increased sales volumes and higher net sales prices due to improved market conditions and less market downtime. Sales volumes for uncoated freesheet premium and specialty grades increased 10%, compared with 2009, driven by 14% growth in combined sales volumes for label and release, flexible packaging, and premium office papers, compared with the first nine months of 2009. Sales volumes of commodity grades declined 5%. Overall uncoated freesheet net sales prices and premium and specialty uncoated freesheet net sales prices both increased 1%, compared with the prior-year period.

Packaging. Sales increased $53.6 million, or 12%, to $491.4 million from $437.8 million for the nine months ended September 30, 2009. The increase was driven primarily by higher segment linerboard net sales prices and increased sales volumes of corrugated products and newsprint as a result of improved market demand. Net sales prices of segment linerboard increased 12%, while sales volumes of corrugated containers and sheets improved 14% due to more favorable market conditions and increased sheet sales from our sheet feeder plant in Texas. Sales volumes of newsprint increased 22%. These sales volume increases were offset partially by decreased sales volumes of segment linerboard, which declined 3% from the prior year. Increased sales volumes in our corrugated product and sheet operations resulted in a smaller proportion of linerboard available for sale to third parties. Net sales prices for newsprint were flat, and corrugated products net sales prices decreased 5%, compared with the prior-year period.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $35.1 million to $1,260.8 million for the nine months ended September 30, 2010, compared with $1,225.7 million for the nine months ended September 30, 2009. The increase was driven primarily by higher fiber and energy costs, compared with the first nine months of 2009.

Fiber, energy, and chemical costs were $351.8 million, $163.9 million, and $153.5 million, respectively, for the nine months ended September 30, 2010, and $294.6 million, $143.2 million, and $157.5 million, respectively, for the nine months ended September 30, 2009. This represents a cost increase of $73.9 million for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. This increase was driven primarily by increased costs for fiber as a result of higher purchased pulp and recycled fiber prices and increased consumption. Increased consumption of fiber was driven primarily by higher production volumes. These costs were offset partially by lower prices for chemicals.

Fiber costs increased $46.7 million in our Paper segment and $10.5 million in our Packaging segment, compared with the nine months ended September 30, 2009, due primarily to increased purchased pulp prices, increased recycled fiber prices, and increased fiber consumption as a result of increased production volumes.

Compared with the nine months ended September 30, 2009, energy costs increased $7.3 million in our Paper segment and $13.5 million in our Packaging segment, primarily because of increased consumption of energy due to increased production and higher electricity prices in our Packaging segment.

Chemical costs decreased $1.5 million in our Paper segment and $2.4 million in our Packaging segment, compared with the nine months ended September 30, 2009, due primarily to lower prices and a more favorable mix of chemical inputs.

Depreciation, amortization, and depletion for the nine months ended September 30, 2010, was $96.9 million, compared with $97.8 million for the nine months ended September 30, 2009.

Selling and distribution expenses increased $0.5 million to $41.9 million for the nine months ended September 30, 2010, compared with $41.4 million for the nine months ended September 30, 2009.

General and administrative expenses increased $0.7 million, or 2%, to $36.6 million for the nine months ended September 30, 2010, compared with $35.9 million for the nine months ended September 30, 2009. As a percentage of sales, general and administrative expenses decreased to 2.3% for the nine months ended September 30, 2010, compared with 2.4% for the nine months ended September 30, 2009.

St. Helens mill restructuring. The nine months ended September 30, 2010, included a $0.1 million gain associated with the sale of assets as part of the restructuring of our St. Helens paper mill, compared with $6.2 million of costs for the nine months ended September 30, 2009. These costs are recorded in our Paper segment and in “St. Helens mill restructuring” in the Consolidated Statements of Income. These costs included decommissioning costs and other costs related to the restructuring of the mill.

Alternative fuel mixture credits. The nine months ended September 30, 2009, include $134.9 million of alternative fuel mixture credits, of which $99.9 million was recorded in our Paper segment and $39.3 million was recorded in our Packaging segment. These amounts are net of fees and expenses and before taxes. We also recorded $4.3 million of expenses in our Corporate and Other segment relating to alternative fuel mixture credits. Eligibility for new credits expired on December 31, 2009.

Other (income) expense. “Other (income) expense, net” includes miscellaneous income and expense items. For the nine months ended September 30, 2010, we had $0.2 million of other income, and for the nine months ended September 30, 2009, we had $4.3 million of other expense.

Income From Operations

Income from operations for the nine months ended September 30, 2010, decreased $77.7 million to $133.8 million, compared with $211.5 million for the nine months ended September 30, 2009. This decrease was driven primarily by $134.9 million of income from alternative fuel mixture credits recognized for the nine months ended September 30, 2009. Excluding the $134.9 million of income from alternative fuel mixture credits, income from operations increased $57.2 million, compared with the prior-year period. This increase was due primarily to increased sales volumes and net sales prices and, to a lesser extent, lower chemical costs in both the Paper and the Packaging segments. These increases were offset partially by increased fiber and energy costs. Our operating segment results are discussed below. Income from operations also includes net costs from our Corporate and Other segment.

Paper. Segment income from operations decreased $75.1 million to $112.5 million for the nine months ended September 30, 2010, compared with $187.6 million for the nine months ended September 30, 2009. This decrease was driven primarily by $99.9 million of income from alternative fuel mixture credits recognized during the nine months ended September 30, 2009. Excluding the $99.9 million of income from alternative fuel mixture credits, income from operations increased $24.8 million, compared with the prior-year period. This increase was due primarily to increased sales volumes and net sales prices across all major product categories and, to a lesser extent, lower chemical prices. These increases were offset partially by increased fiber costs.

Packaging. Segment income from operations decreased $7.6 million to $36.1 million for the nine months ended September 30, 2010, compared with $43.7 million for the nine months ended September 30, 2009. Segment income for the nine months ended September 30, 2009, included $39.3 million of income from alternative fuel mixture credits. Excluding the $39.3 million of income from alternative fuel mixture credits, income from operations increased $31.7 million, compared with the prior-year period. This increase was due primarily to increased net sales prices and sales volumes across all of our products and, to a lesser extent, lower chemical prices. This increase was offset partially by increased energy costs, as well as additional maintenance costs as a result of a more extensive outage at DeRidder in first quarter 2010, compared with 2009.

Other

Foreign exchange gain (loss). For the nine months ended September 30, 2010, foreign exchange gain was $0.8 million, compared with a gain of $2.1 million for the nine months ended September 30, 2009.

Loss on extinguishment of debt. For the nine months ended September 30, 2010, loss on extinguishment of debt was $22.2 million. This amount consists primarily of previously unamortized deferred financing costs for our Tranche B term loan facility, which was paid off as part of our March 2010 debt refinancing.

Interest expense. For the nine months ended September 30, 2010 and 2009, interest expense was $48.7 million and $65.0 million, respectively, which includes interest on our debt obligations as well as the amortization of deferred financing fees and other. Interest expense decreased period over period due to our reduced principal balances. Interest expense for BZ Intermediate was $56.8 million for the nine months ended September 30, 2009. This amount does not include the notes payable, which were recognized by Boise Inc. For additional information, refer to our discussion of debt under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income. For the nine months ended September 30, 2010 and 2009, interest income was nominal.

Income taxes. For the nine months ended September 30, 2010, Boise Inc. recorded $27.2 million of income tax expense, and Boise Inc.’s effective tax rate was 42.7%. For the nine months ended September 30, 2009, we recorded $51.4 million of income tax expense.

For the nine months ended September 30, 2010, BZ Intermediate recorded $26.3 million of income tax expense and had an effective tax rate of 41.3%. For the nine months ended September 30, 2009, we recorded $51.9 million of income tax expense.

Liquidity and Capital Resources

On September 30, 2010, we had $184.1 million of cash, cash equivalents, and short-term investments. We believe this cash and our cash flows from operations, as well as our available borrowing capacity under our $250.0 million revolving credit facility (the Revolving Credit Facility) should be adequate to provide cash as required to support our ongoing operations, capital expenditures, and debt service obligations for the next 12 months.

If a contractually committed lender fails to honor its commitment under the $250.0 million Revolving Credit Facility, the other lenders would remain committed for their portion of the total facility. A total of 12 lenders participated in the Revolving Credit Facility at September 30, 2010, and the largest single commitment under the Revolving Credit Facility was $100.0 million. At September 30, 2010, we did not have any borrowings outstanding under the Revolving Credit Facility. Thus, at September 30, 2010, our aggregate liquidity from unused borrowing capacity under the Revolving Credit Facility totaled $245.1 million, net of outstanding letters of credit of $4.9 million.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, compensation, energy, chemicals, and interest. For the nine months ended September 30, 2010, our operating activities provided $215.3 million of cash, compared with $359.6 million for the same period in 2009. The decrease was driven primarily by $134.9 million of income from alternative fuel mixture credits recognized for the nine months ended September 30, 2009. Eligibility for new credits expired on December 31, 2009. Despite the cessation of this credit, we continue to generate positive operating cash flows. Other contributing factors include working capital reductions in 2009 from the restructuring of our St. Helens mill, associated inventory liquidation, and increased qualified pension plan contributions in 2010 relative to 2009.

2010

In 2010, favorable changes in working capital provided $34.2 million of cash from operations, compared with $98.6 million of cash from operations in 2009. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations.

The $34.2 million of cash provided by favorable changes in working capital is attributable primarily to decreases in receivables and increases in accounts payable and accrued liabilities. The primary reason for the decrease in receivables is related to the collection of the $56.6 million alternative fuel mixture credit receivable, offset partially by higher trade receivables as a result of higher sales prices. Accounts payable and accrued liabilities increased in connection with sales and operations; however, these increases were partially offset by the payment of 2009 short-term incentive compensation.

2009

In 2009, favorable changes in working capital provided $98.6 million of cash from operations, attributable primarily to a decrease in inventories and an increase in accounts payable and accrued liabilities. Decreases in inventory levels provided $79.0 million of cash from operations. Inventory volumes were down due primarily to the St. Helens mill restructuring, lower newsprint operating levels, and inventory management efforts. Higher accounts payable and accrued liabilities provided $18.4 million of cash from operations.

Sensitivity Analysis Related to Sources and Uses of Cash From/For Our Operating Activities

Sources of cash flows from operating activities

Our primary source of cash is revenue generated by the sale of our packaging and paper products, including uncoated freesheet, linerboard, corrugated containers and sheets, and newsprint. Declines in working capital also provide cash for operations, including declines in receivables from sales of our products, reductions in inventory levels, reductions in prepaid expenses, and increases in accounts payable and other accrued liabilities. The sensitivities described below are based on our 2009 operations.

For the first nine months of 2010, we sold 942,000 short tons of uncoated freesheet, 164,000 short tons of linerboard to third parties, 5,044 million square feet of corrugated products, 171,000 short tons of newsprint, and 59,000 short tons of market pulp. A $10-per-short-ton price change in uncoated freesheet would have affected our revenue by approximately $13 million annually. A $10-per-short-ton price change in linerboard sold to third parties would have affected our revenue by approximately $3 million annually, and a $10-per-short-ton price change in newsprint would have affected our revenue by approximately $2 million. For corrugated sheets and containers, a $1-per-thousand-square-feet change in pricing affects our sales revenue by approximately $6 million.

Selling prices for uncoated freesheet and linerboard improved, while prices for newsprint remained flat and prices for corrugated containers and sheets declined, during the first nine months of 2010, compared with the same period in 2009. Average net selling prices for uncoated freesheet papers increased $10 per short ton, or 1%, to $970 per short ton for the first nine months of 2010, compared with $960 per short ton for the first nine months of 2009. During the first nine months of 2010, we took 3,800 short tons of market-related downtime in uncoated freesheet production, compared with approximately 37,000 short tons of market-related downtime in the first nine months of 2009. Corrugated container and sheet prices declined $3 per thousand square feet (msf), or 5%, to $56 per msf for the first nine months of 2010, compared with $59 per msf for the first nine months of 2009. Linerboard net selling prices to third parties improved $36 per short ton, or 12%, to $341 per short ton for the first nine months of 2010, compared with $305 per short ton for the first nine months of 2009. Newsprint prices decreased $2 per short ton to $477 per short ton for the first nine months of 2010, compared with $479 per short ton for the same period in 2009. During the first nine months of 2010, we did not take any market-related downtime in linerboard or newsprint production, compared with 44,000 short tons of market-related downtime in linerboard production and approximately 176,000 short tons of market-related downtime in newsprint during the same period in 2009.

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

Fiber costs for the first nine months of 2010 were $351.8 million, an increase of $57.2 million, or 19%, compared with costs of $294.6 million for the same period in 2009, due primarily to increased purchased pulp prices, increased recycled fiber prices, and increased fiber consumption as a result of increased production volumes. A 1% change in fiber costs affects our financial results by approximately $4 million annually.

Energy costs for the first nine months of 2010 were $163.9 million, an increase of $20.7 million, or 15%, compared with costs of $143.2 million for the same period in 2009, driven primarily by increased consumption of energy due to increased production and higher electricity prices in our Packaging segment. Natural gas is a significant component of our energy costs. A $1-per-mmBtu change in our natural gas prices affects our financial results by approximately $12 million annually.

Chemical costs for the first nine months of 2010 were $153.5 million, a decrease of $4.0 million, or 3%, from costs of $157.5 million for the first nine months of 2009, due primarily to lower prices and consumption. A 1% change in chemical prices affects our financial results by approximately $2 million annually.

Labor costs related to the production of our products recorded in “Materials, labor, and other operating expenses” were $207.2 million in the first nine months of 2010, an increase of $1.4 million, or 1%, compared with the same period in 2009. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time. While we believe we have good labor relations, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

The global equity and fixed-income markets improved during third quarter 2010. As of September 30, 2010, our pension assets had increased to a market value of $340 million, compared with $294 million at September 30, 2009. The Worker, Retiree, and Employer Recovery Act of 2008 provides some relief as to the timing of our required future cash contributions, and the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, signed into law in June, extends some of the earlier funding relief provisions and adds some additional relief options. Despite this legislation, we may make material contributions to our pension plans in future years. We made voluntary contributions of $18 million to our qualified pension plans during the nine months ended September 30, 2010. We have satisfied our pension contribution requirements for 2010; however, we may choose to make further voluntary contributions during the remainder of 2010. Assuming a rate of return on plan assets of 7.25% in 2010 and 2011 and including the $18 million of contributions made during 2010, we estimate that we will be required to contribute approximately $11 million in 2011. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending on the effect of these and other factors. Changes in the financial markets may require us to make larger contributions to our pension plans than previously anticipated. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years.

Investment Activities

Cash investing activities used $64.9 million for the nine months ended September, 2010, compared with $61.9 million used for the same period in 2009.

Cash capital expenditures for property, plant, and equipment for the nine months ended September 30, 2010, were $66.7 million. Cash capital expenditures for property, plant, and equipment for the nine months ended September 30, 2009, were $53.6 million.

Cash investing activities for the nine months ended September 30, 2010, also included $17.7 million for purchases of short-term investments and $17.1 million of maturities of short-term investments, which consisted of funds invested in certificates of deposit insured by the Federal Deposit Insurance Corporation.

We expect capital expenditures in 2010 to total between $100 million and $110 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2010 will be for cost savings, business improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our performance improvement projects also focus on opportunities to improve our energy efficiency. We expect to spend approximately $3 million in 2010 for environmental compliance.

Financing Activities

Cash used for financing activities was $46.3 million for the nine months ended September 30, 2010, compared with $82.7 million of cash used for financing activities for the same period in 2009. Financing activities for the nine months ended September 30, 2010, reflect $327.8 million of long-term debt repayments, $300.0 million of debt issuances, $5.3 million for repayments of short-term borrowings, and $11.9 million of cash paid for deferred financing fees. Under our $250 million Revolving Credit Facility, $245.1 million was available at September 30, 2010. Cash used by financing activities for the nine months ended September 30, 2009, reflects $92.7 million of debt repayments.

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

Our expected debt service obligation, assuming interest rates remain at September 30, 2010, levels, is estimated to be approximately $21 million for the remainder of 2010 and $102 million for 2011, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $2 million per year (based on debt levels and interest rates as of September 30, 2010).

The following discusses our debt structure in more detail.

At September 30, 2010, and December 31, 2009, our long-term debt and the interest rates on that debt were as follows (dollars in millions):

	September 30, 2010		December 31, 2009
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$—	—%
Tranche A term loan, due 2013	188.1	3.06	203.7	3.25
Tranche B term loan, due 2014	—	—	312.2	5.75
9% senior notes, due 2017	300.0	9.00	300.0	9.00
8% senior notes, due 2020	300.0	8.00	—	—
Current portion of long-term debt	(37.5)	3.06	(30.7)	3.97

Long-term debt, less current portion	750.6	7.41	785.2	6.41
Current portion of long-term debt	37.5	3.06	30.7	3.97

	$788.1	7.20%	$815.9	6.32%

As of September 30, 2010, Boise Inc. and BZ Intermediate’s debt consisted of the following:

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

At September 30, 2010, and December 31, 2009, we had no borrowings outstanding under the Revolving Credit Facility. For the nine months ended September 30, 2010, and the year ended December 31, 2009, the average interest rates for our borrowings under our Revolving Credit Facility were zero and 3.7%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were zero for the nine months ended September 30, 2010, and zero and $60.0 million for the year ended December 31, 2009. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the nine months ended September 30, 2010 and 2009, was zero and $11.4 million, respectively. At September 30, 2010, we had availability of $245.1 million, which is net of outstanding letters of credit of $4.9 million. At December 31, 2009, we had availability of $227.8 million, which was net of outstanding letters of credit of $22.2 million.

Debt Refinancing

On March 19, 2010, Boise Paper Holdings and Boise Co-Issuer Company (together, the 8% Senior Notes Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 8% senior notes due on April 1, 2020 (the 8% Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The 8% Senior Notes pay interest semiannually in arrears on April 1 and October 1, commencing on October 1, 2010.

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

Second Amendment to Credit Facilities

On October 20, 2010, we entered into a Second Amendment to Credit and Guaranty Agreement, which amended various terms of our Credit Facilities. This amendment allows us to make various types of restricted payments, including the payment of dividends, the repurchase of our stock and warrants, and the repayment or repurchase of our senior notes. These restricted payments are limited to a permitted restricted payment amount, which is calculated as the sum of 50% of our net income for distributions together with other amounts, all as described in the amendment. In addition, the amendment eliminates any ongoing requirement that we use our excess cash flow to repay debt.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, and certain debt issuances must be used to pay down outstanding borrowings. As of September 30, 2010, required debt principal repayments total as follows (dollars in millions):

	Remaining 2010	2011	2012	2013	2014-2015	Thereafter

Required debt principal repayments	$6.3	$43.8	$129.7	$8.4	$—	$600.0

Other

At September 30, 2010, and December 31, 2009, we had $31.8 million and $47.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. As noted above, we repaid the Tranche B term loan facility with the proceeds from the March 2010 debt refinancing, and as a result, we expensed approximately $22.2 million of previously unamortized deferred financing costs. We recorded this charge in “Loss on extinguishment of debt” in our Consolidated Statement of Income. In addition, $11.6 million of new deferred financing costs related to the debt refinancing are included, net of amortization, in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. In “Interest expense” in our Consolidated Statements of Income, we recorded $1.5 million and $5.3 million, respectively, of amortization expense for the three and nine months ended September 30, 2010, and $3.0 million and $8.7 million, respectively, for the three and nine months ended September 30, 2009.

In April 2010, we entered into a short-term borrowing agreement for $5.3 million at a fixed interest rate of 2.5%. Principal and interest payments are payable monthly through January 2011. In August 2010, the short-term borrowings were repaid in full.

For the nine months ended September 30, 2010 and 2009, cash payments for interest, net of interest capitalized, were $23.6 million and $47.1 million, respectively.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. As of September 30, 2010, there have been no material changes to our contractual obligations from those disclosed in our 2009 Form 10-K, except as disclosed in Note 12, Debt, of the Unaudited Quarterly Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Off-Balance-Sheet Activities

At September 30, 2010, we had no off-balance-sheet arrangements with unconsolidated entities.

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

Working Capital

Working capital levels fluctuate throughout the year and are affected by seasonality, maintenance shutdowns, and changing sales patterns. Typically, we build working capital in our Paper segment at the end of the fourth quarter, as we build finished goods inventory in preparation for first-quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings, as we increase wood and chip inventories to ensure ample supply of fiber to our mills throughout the winter. In our Packaging segment, agricultural demand influences working capital, as finished goods inventory levels are increased in preparation for the harvest season in the third and fourth quarters. Changes in sales volumes can affect accounts receivable levels in both our Paper and Packaging segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the U.S.

Environmental

For information on environmental issues, see the discussion under the heading “Environmental” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in

our 2009 Form 10-K. As of September 30, 2010, there have been no material changes to our environmental information from that disclosed in our 2009 Form 10-K, except for the following: On June 4, 2010, the U. S. Environmental Protection Agency (EPA) proposed National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters (aka Boiler MACT rules). The proposed Boiler MACT rules would require process modifications and/or installation of air pollution controls on power boilers (principally our biomass-fuel-fired boilers) at our pulp and paper mills. We filed comments with EPA expressing concern with many facets of the proposed rules, as did many other companies and industry associations. The Boiler MACT rules are expected to be finalized in early 2011. Once finalized, we will have three years to comply. Currently, we estimate that complying with the Boiler MACT standards could result in as much as $90 million of additional capital spending over the three year period; however, the final Boiler MACT rules could differ significantly from the proposed rules. We will refine our estimate of capital cost that may be incurred once the Boiler MACT rules are finalized.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2009 Form 10-K. As of September 30, 2010, there have been no material changes to our critical accounting estimates from those disclosed in our 2009 Form 10-K.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 14, New and Recently Adopted Accounting Standards, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and under the caption “Disclosures of Financial Market Risks” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. Except as disclosed in Note 12, Debt, and Note 13, Financial Instruments, in the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, as of September 30, 2010, there have been no material changes in our exposure to market risk from those disclosed in our 2009 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during third quarter 2010 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

BOISE INC.	BZ INTERMEDIATE HOLDINGS LLC

/S/ SAMUEL K. COTTERELL	/S/ SAMUEL K. COTTERELL
Samuel K. Cotterell Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)	Samuel K. Cotterell Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)

Date: November 3, 2010

BOISE INC.

BZ INTERMEDIATE HOLDINGS LLC

INDEX TO EXHIBITS

Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010

Number	Description

10.1*	Second Amendment to Credit and Guaranty Agreement dated October 20, 2010

10.2**	Form of Indemnification Agreement between Boise Inc. and its Directors and Elected Officers

10.3**	Robert A. Warren Restricted Stock Unit Award Agreement dated November 1, 2010

11	See Note 2, Net Income Per Common Share, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC

*	Filed as Exhibit 99.1 to Current Report on Form 8-K filed October 25, 2010, and incorporated by reference.

**	Filed as Exhibits 99.1 and 99.2, respectively, to Current Report on Form 8-K filed November 2, 2010, and incorporated by reference.