Form 10-K
period 2010-12-31
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2011-03-02
CIK 1391390, 1475448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Boise Inc.	Yes	☒	No	☐
BZ Intermediate Holdings LLC	Yes	☒	No	☐

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Boise Inc.	Large accelerated filer	☐	Accelerated filer	☒
	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)
BZ Intermediate Holdings LLC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Boise Inc.	Yes	☐	No	☒
BZ Intermediate Holdings LLC	Yes	☐	No	☒

As of June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Boise Inc.’s Common Stock, par value $.0001 per share, held by non-affiliates was approximately $432,546,329 based upon the closing price of $5.49 per share as quoted on the New York Stock Exchange on that date.

There were 84,355,255 common shares, $.0001 per share par value, of Boise Inc. and 1,000 common units, $.01 per unit par value, of BZ Intermediate Holdings LLC outstanding as of January 31, 2011.

This Form 10-K is a combined annual report being filed separately by two registrants: Boise Inc. and BZ Intermediate Holdings LLC. BZ Intermediate Holdings LLC meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us,” “our,” or “Boise” refers to Boise Inc. together with BZ Intermediate Holdings LLC and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Boise Inc. definitive Proxy Statement for its 2011 Annual Shareholders’ Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Boise Inc.’s year-end.

Table of Contents

PART I

i

ii

PART I

All of our filings with the Securities and Exchange Commission (SEC), which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statements, Current Reports on Form 8-K, and all related amendments are available free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.boiseinc.com as soon as reasonably practicable after we file with or furnish such reports to the SEC. Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In this filing, unless the context indicates otherwise, the terms “the Company,” “we,” “us,” “our,” or “Boise” refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate Holdings LLC (BZ Intermediate).

ITEM 1.	BUSINESS

Boise Inc. is a large, diverse United States-based manufacturer of paper and packaging products. The products we manufacture include papers used for communication, such as office papers, commercial printing papers, envelopes, forms, and newsprint, as well as papers that are associated with packaging, including label and release and flexible papers used for food wrap and other applications. We also manufacture linerboard and corrugating medium, which are combined to make containerboard, the base raw material in our corrugated sheets and containers.

Headquartered in Boise, Idaho, we have approximately 4,100 employees. We own paper mills in the following locations: Jackson, Alabama; International Falls, Minnesota; St. Helens, Oregon; and Wallula, Washington, all of which manufacture imaging, printing, and converting papers. All of these mills, except St. Helens, also manufacture pulp, which is either sold on the market or used in our own operations to manufacture paper.

We also own a mill in DeRidder, Louisiana, which produces linerboard and newsprint. Additionally, we own seven plants that manufacture corrugated packaging products. Our plants in Burley, Idaho; Nampa, Idaho; Sparks, Nevada; Salem, Oregon; Salt Lake City, Utah; and Wallula, Washington, all manufacture corrugated containers. Our plant in Waco, Texas, manufactures corrugated sheets.

Our operations began on February 22, 2008, when entities controlled by Boise Cascade Holdings, L.L.C. (Boise Cascade) sold their paper and packaging assets to Aldabra 2 Acquisition Corp. (the Acquisition). As part of the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. In this Form 10-K, we use the term “Predecessor” to reference the periods before the Acquisition, including the period when our assets were operated by Boise Cascade.

Since the Acquisition, we have operated and reported our business in three reportable segments: Paper, Packaging, and Corporate and Other (support services). We present information about each of our segments and the geographic areas in which they operate in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Corporate Structure

The following sets forth our operating structure at December 31, 2010:

Paper

Products

In our Paper segment, we manufacture and sell three general categories of products: (1) communication-based papers; (2) packaging-demand-driven papers; and (3) market pulp. These products can be either commodity papers or papers with specialized or custom features, such as colors, coatings, high brightness, or recycled content, which make them specialty or premium products.

Communication-Based Papers

•	Imaging papers for the office and home, also known as cut-size office papers.

•	Printing and converting papers: papers used by commercial printers or converters to manufacture envelopes, forms, and other commercial paper products.

Packaging-Demand-Driven Papers

•	Label and release papers: These papers include label facestocks, as well as release liners, which our customers combine and convert to labels for use on consumer and commercial packaged products.

•	Flexible packaging papers: coated and uncoated papers sold to customers that create flexible packaging products for food and nonfood applications.

•

Corrugating medium: unbleached paperboard, which when corrugated and combined with linerboard, forms corrugated board — the key raw material in the manufacture of corrugated sheets and containers. Corrugating medium is also part of a broader category of products called containerboard.

Market Pulp

•	Market pulp: pulp sold to customers in the open market for use in the manufacture of paper products.

We are the third-largest manufacturer of uncoated freesheet papers in North America. Cut-size office papers, printing and converting papers, label and release, and flexible packaging products are a subset of a larger product category called uncoated freesheet papers. Our cut-size office papers account for approximately 57% of segment sales. Total Paper segment capacity, including corrugating medium and market pulp, was approximately 1.5 million short tons (a short ton is equal to 2,000 pounds) at December 31, 2010.

Our strategy in our Paper segment is to focus our two largest paper machines on cut-size commodity office paper. Our long-term supply agreement with OfficeMax allows us to focus our largest paper machines on long, high-volume production runs, to continue to improve the capacity utilization of our largest paper machines, to achieve supply chain efficiencies, and to develop and test product and packaging innovations. We leverage the expertise developed in this relationship to better serve our other customers and to develop new customers and products while pursuing productivity improvements and cost reductions.

We focus our product mix on cut-size office papers and packaging-demand-driven papers to better align ourselves with changing end markets. Many traditional communication paper markets have declined as electronic document transmission and storage alternatives have developed. These declines have varied by specific products. For example, the use of business forms has declined significantly, while cut-size office paper consumption has declined more modestly over the past several years as increased printer placements in home and manufacturing environments have offset reductions in office consumption. Some paper markets, such as label and release papers and flexible packaging papers, are not as sensitive to electronic substitution. Sales volumes of label and release, flexible packaging, and premium office papers grew 13%, during the year ended December 31, 2010, compared with the year ended December 31, 2009.

The following table sets forth capacity and production by product for the periods indicated (in thousands of short tons):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31
	2010	2009	2008		2007	2006

Capacity (a)
Uncoated freesheet	1,263	1,265	1,300		1,484	1,547
Containerboard (medium)	136	135	136		138	134
Market pulp	142	145	136		229	224

	1,541	1,545	1,572		1,851	1,905

Production (b)
Uncoated freesheet	1,229	1,198	1,204	208	1,458	1,520
Containerboard (medium)	127	126	118	19	134	132
Market pulp	142	114	187	31	221	187

	1,498	1,438	1,509	258	1,813	1,839

(a)	Capacity numbers shown are as of December 31 for the year presented. Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

(b)	The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008.

The following table sets forth segment sales; segment income before interest and taxes; depreciation, amortization, and depletion; and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated (dollars in millions):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31
	2010	2009	2008		2007	2006

Sales	$1,458.3	$1,420.0	$1,403.7	$253.5	$1,596.2	$1,494.7

Segment income before interest and taxes	$151.5	$262.7	$32.7	$20.7	$133.5	$63.3
Depreciation, amortization, and depletion	87.4	85.2	71.7	0.3	45.0	62.3

EBITDA (a) (b)	$238.9	$347.8	$104.3	$21.1	$178.5	$125.6

(a)	Segment EBITDA is calculated as segment income before interest (interest income, interest expense, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Part II, Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

(b)	The year ended December 31, 2009, includes approximately $149.9 million of income from alternative fuel mixture credits.

Facilities

We have four paper mills in the Paper segment, all located in the United States. These mills had an annual capacity of 1.3 million short tons of uncoated freesheet papers as of December 31, 2010. These mills are supported by converting machines that, on a net basis, can produce approximately 0.8 million short tons of cut-size office papers annually.

The following table sets forth the annual capacities of manufacturing locations in our Paper segment as of December 31, 2010, and production for the year then ended (in thousands of short tons):

	Number of Machines	Capacity (a)	Production

PULP AND PAPER MILLS
Jackson, Alabama
Uncoated freesheet	2	486	471
International Falls, Minnesota
Uncoated freesheet	4	531	511
St. Helens, Oregon
Uncoated freesheet	1	58	58
Wallula, Washington
Uncoated freesheet	1	188	189
Containerboard (medium)	1	136	127
Market pulp	1	142	142

	10	1,541	1,498

(a)	Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

Raw Materials and Input Costs

Fiber is our principal raw material in this segment. During the year ended December 31, 2010, fiber costs accounted for approximately 31% of materials, labor, and other operating expenses in this segment. The primary sources of fiber are timber and byproducts of timber. Most of our manufacturing facilities are located in close proximity to active wood markets. Because of the decline in the housing and construction markets, a significant number of building products manufacturers have curtailed or closed their facilities. These curtailments and closures affect the availability and price of wood chips, wood shavings, and other timber byproducts, particularly in the Pacific Northwest. As a result, we have increased our ability to manufacture wood chips from whole logs, which we purchase from third parties. At our mill in Jackson, Alabama, we also utilize recycled fiber to produce our line of recycled office papers.

All of our paper mills, except St. Helens, have on-site pulp production facilities. Some of our paper mills also purchase pulp from third parties pursuant to contractual arrangements. We negotiate these arrangements periodically, and terms can fluctuate based on prevailing pulp market conditions, including pricing and supply dynamics. As we are currently configured and under normal operating conditions, we are a net consumer of pulp, purchasing approximately 80,000 to 110,000 short tons annually.

We purchase raw materials through contracts or open-market purchases. Our contracts are generally with suppliers located in close proximity to the specific facility they supply, and they commonly contain price adjustment mechanisms to account for market price and expense volatility.

Our Paper segment consumes substantial amounts of energy, such as electricity, natural gas, and a modest amount of fuel oil. During the year ended December 31, 2010, energy costs accounted for approximately 13% of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are contractually bound to provide us with all of our needs for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. We also use derivative instruments such as three-way collars, caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk for our energy requirements. For more information about our derivative instruments, see “Disclosures of Financial Market Risks” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

We consume a significant amount of chemicals in the production of paper. Important chemicals we use include starch, caustic, sodium chlorate, precipitated calcium carbonate, dyestuffs, and optical brighteners. During the year ended December 31, 2010, chemical costs accounted for approximately 15% of materials, labor, and other operating expenses in this segment. Many of our chemicals are purchased under contracts, which provide more stability than open-market purchases. These contracts are negotiated periodically at prevailing rates.

Sales, Marketing, and Distribution

Our uncoated freesheet paper is sold primarily by our own sales personnel. We ship to customers both directly from our mills and through distribution centers and a network of outside warehouses. This allows us to respond quickly to customer requirements.

The following table sets forth sales volumes of paper and paper products for the periods indicated (in thousands of short tons):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31
	2010	2009	2008		2007	2006

Commodity	784	844	768	164	995	999
Premium and specialty	449	407	432	72	480	498

Uncoated freesheet	1,233	1,251	1,200	236	1,475	1,497

Containerboard (medium)	127	127	118	19	134	132
Market pulp	81	58	102	20	145	112

	1,441	1,436	1,420	275	1,754	1,741

Customers

Our largest customer in this segment is OfficeMax. During the year ended December 31, 2010, sales to OfficeMax accounted for $504.2 million of Paper segment sales. Sales to OfficeMax constitute 38% of total uncoated freesheet paper sales volume and 61% of our office papers sales volume. Pursuant to a long-standing contractual agreement, OfficeMax has agreed to purchase its full North American requirements for cut-size office paper from Boise Inc. through December 2012. OfficeMax’s purchase obligations under the agreement will phase out ratably over a four-year period beginning one year after the delivery of notice of termination, but in no event will the purchase obligation be reduced prior to December 31, 2012. The price for paper sold under this supply agreement approximates market prices. However, due to the structure of the contract, price changes to OfficeMax lag the market by up to 60 days.

In addition to OfficeMax, we have approximately 700 uncoated freesheet paper customers. Our customers include paper merchants, commercial and financial printers, paper converters such as envelope and form manufacturers, and customers who use our paper for specialty applications such as label and release products. In addition to the paper supply agreement with OfficeMax, we have long-term relationships with many other customers. No single customer, other than OfficeMax, exceeds 6% of segment sales.

Packaging

Products

In our Packaging segment, we manufacture and sell linerboard, which is used to manufacture corrugated sheets and containers. We also manufacture newsprint.

Packaging

•

Linerboard: paperboard, which when combined with corrugating medium, forms corrugated board — the key raw material in the manufacture of corrugated sheets and containers. Linerboard is also part of a broader category of products called containerboard.

•	Corrugated sheets: containerboard sheets that are sold primarily to converters that produce a variety of corrugated products.

•

Corrugated containers: corrugated sheets that have been fed through converting machines to create containers, which are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products.

•	Newsprint: paper commonly used for printing newspapers, other publications, and advertising material.

During the year ended December 31, 2010, our Packaging segment produced approximately 602,000 short tons of linerboard and our Paper segment produced approximately 127,000 short tons of corrugating medium, both of which are used in the production of containerboard. During the year ended December 31, 2010, our corrugated container and sheet feeder plants consumed approximately 500,000 short tons of containerboard (including both linerboard and corrugating medium) or the equivalent of 69% of our containerboard production.

We operate our Packaging segment to maximize profitability through integration of our containerboard and converting operations and through operational improvements in our facilities to lower costs and improve efficiency. We plan to increase our integration levels through acquisitions and leverage our corrugated container position. We are a low-volume producer of newsprint, and we believe that our newsprint production has a low delivered cost to southern U.S. markets.

The following table sets forth capacity and production by product for the periods indicated (in thousands of short tons):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31
	2010	2009	2008		2007	2006

Capacity (a)
Containerboard (linerboard)	610	610	600		575	559
Newsprint	225	225	410		425	426

	835	835	1,010		1,000	985

Production (b)
Containerboard (linerboard)	602	544	446	83	573	554
Newsprint	229	188	331	59	409	415

	831	732	777	142	982	969

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

(b)     The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008.

The following table sets forth segment sales; segment income before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated (dollars in millions):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31
	2010	2009	2008		2007	2006

Sales	$671.9	$588.4	$703.7	$113.5	$783.1	$766.5

Segment income before interest and taxes	$65.0	$67.1	$21.1	$5.7	$40.1	$45.3
Depreciation, amortization, and depletion	38.6	42.2	35.1	0.1	37.7	50.8

EBITDA (a) (b)	$103.6	$109.3	$56.2	$5.7	$77.8	$96.1

(a)	Segment EBITDA is calculated as segment income before interest (interest income, interest expense, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Part II, Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

(b)	The year ended December 31, 2009, includes approximately $61.6 million of income from alternative fuel mixture credits.

We manufactured approximately 229,000 short tons of newsprint during the year ended December 31, 2010, for use primarily in printing daily newspapers and other publications in North America. Demand for newsprint in North America has declined dramatically in the last several years and may continue to decline as newspapers are replaced with electronic media.

Facilities

We manufacture containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. This mill’s annual production capacity is approximately 835,000 short tons as of December 31, 2010. We also manufacture corrugated containers and sheets at seven plants, with an aggregate annual capacity of approximately 7,900 million square feet (which assumes operating the plants five days a week, 24 hours a day).

The following table sets forth annual capacities of our containerboard (linerboard) and newsprint mill in DeRidder, Louisiana, as of December 31, 2010, and production for the year then ended (in thousands of short tons):

	Number of Machines	Capacity (a)	Production

PULP AND PAPER MILL
DeRidder, Louisiana
Containerboard (linerboard)	1	610	602
Newsprint	1	225	229

	2	835	831

(a)	Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

Raw Materials and Input Costs

Wood fiber is the principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips. During the year ended December 31, 2010, wood fiber costs accounted for approximately 18% of materials, labor, and other operating expenses in this segment. We generally purchase raw materials through market-based contracts or on the open market from suppliers located in close proximity to DeRidder.

Our Packaging segment consumes substantial amounts of energy, such as electricity and natural gas. During the year ended December 31, 2010, energy costs accounted for approximately 12% of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are contractually bound to supply us with all of our needs for a particular type of energy at a specific facility. Our natural gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. We also use derivative instruments such as three-way collars, caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk for our energy requirements. For more information about our derivative instruments, see “Disclosures of Financial Market Risks” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

We consume chemicals in the manufacturing of our Packaging segment products. Important chemicals we use include pulping and bleaching chemicals such as caustic, starch, sulfuric acid, and other sulfur-based chemicals. During the year ended December 31, 2010, chemical costs accounted for approximately 6% of materials, labor, and other operating expenses in this segment. Many of our chemicals are purchased under contracts, which provide more stability than open-market purchases. These contracts are negotiated periodically at prevailing rates.

Sales, Marketing, and Distribution

Our containerboard (linerboard), corrugated containers and sheets, and newsprint are sold by our own sales personnel or brokers.

The following table sets forth sales volumes of containerboard (linerboard) and newsprint (in thousands of short tons) and corrugated containers and sheets (in millions of square feet) for the periods indicated:

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31
	2010	2009	2008		2007	2006

Containerboard (linerboard)	225	253	194	36	239	266
Newsprint	231	199	326	56	415	411

Corrugated containers and sheets	6,735	5,963	5,337	914	6,609	6,599

Customers

During the year ended December 31, 2010, approximately 37% of our linerboard volume was sold in the open market, both domestically and internationally. The remaining volume was used in our operations. We consume virtually all of the corrugating medium we produce. We sell our finished corrugated containers to approximately 1,100 active customers, including large agricultural producers and food and beverage processors. We sell corrugated sheets to over 200 converters, who use the sheets to manufacture corrugated containers for a variety of customers.

We have a focused position in the agricultural and food markets for corrugated containers. We service these less cyclical end markets with our strategically located corrugated container operations. With our regional focus and footprint, we are able to service our customers’ needs from multiple plants, schedule operating runs to maximize productivity, and reduce waste and better utilize different paper roll sizes. We believe this position in favorable end markets has made us more resistant to economic downturns. We sell our newsprint to newspaper publishers located in regional markets near our DeRidder, Louisiana, manufacturing facility and to a lesser extent to export markets primarily in Latin America.

Corporate and Other

Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. Rail cars and trucks are generally leased. During the years ended December 31, 2010, 2009, and 2008, and the Predecessor period of January 1 through February 21, 2008, segment sales related primarily to our rail and truck business were $65.4 million, $63.8 million, $67.7 million, and $8.5 million, respectively.

The following table sets forth segment sales; segment income (loss) before interest and taxes; loss on extinguishment of debt; depreciation, amortization, and depletion; and EBITDA for the periods indicated (dollars in millions):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31
	2010	2009	2008		2007	2006

Sales	$65.4	$63.8	$67.7	$8.5	$58.9	$61.4

Segment income (loss) before interest and taxes	$(21.6)	$(21.5)	$(18.6)	$(3.2)	$(11.9)	$(14.9)
Loss on extinguishment of debt	(22.2)	(44.1)	—	—	—	—
Depreciation, amortization, and depletion	3.9	4.1	3.2	0.1	1.9	3.3

EBITDA (a) (b)	$(39.9)	$(61.5)	$(15.4)	$(3.1)	$(10.0)	$(11.6)

(a)	Segment EBITDA is calculated as segment income (loss) before interest (interest income, interest expense, and change in fair value of interest rate derivatives), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Part II, Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

(b)	The year ended December 31, 2009, includes approximately $3.9 million of expense from alternative fuel mixture credits.

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

Paper.    The markets in which our Paper segment competes are large and highly competitive. Commodity grades of uncoated freesheet paper are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. All of our paper manufacturing facilities are located in the United States, and although we compete primarily in the domestic market, we do face competition from foreign producers, some of which have lower operating costs than we do. The level of this competition varies, depending on domestic and foreign demand and foreign currency exchange rates. In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades.

North American uncoated freesheet paper producers shipped 10.9 million short tons in 2010, and four major manufacturers account for approximately 66% of capacity, according to Resource Information Systems Inc. (RISI) and our estimates. As of December 31, 2010, we believe that we are the third-largest producer of uncoated freesheet paper in North America. Our largest competitors include Domtar Corporation (the largest producer), International Paper Company, and Georgia-Pacific LLC. Although price is the primary basis for competition in most of our paper grades, quality and service are important competitive determinants, especially in premium and specialty grades. Our uncoated freesheet papers compete with electronic data transmission, document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives and increasing use of the Internet have had, and are likely to continue to have, an adverse effect on traditional print media and paper usage. These secular trends are in addition to the current demand decline driven by a weak economy and reduced white-collar employment.

Major uncoated freesheet paper producers, including Boise Inc., have closed or significantly curtailed capacity in response to lower demand in recent years. In December 2008, we permanently closed the pulp mill and two of our three paper machines at our St. Helens, Oregon, facility. Our production curtailment in 2010 was significantly less than in 2009; however, we may choose to take downtime or slow production in the future if market conditions warrant.

Packaging.    North American containerboard (corrugating medium and linerboard) manufacturers produced 36.2 million short tons in 2010, and five major manufacturers account for approximately 71% of capacity, according to RISI and our estimates. Our largest competitors include International Paper Company, Smurfit-Stone Container Corporation, Georgia-Pacific LLC, Temple-Inland Inc., and Packaging Corporation of America. Rock-Tenn Company recently announced its intent to acquire Smurfit-Stone Container Corporation. Containerboard (corrugating medium and linerboard) and newsprint are globally traded commodities with numerous worldwide manufacturers. Although price is the primary basis for competition in most of our packaging grades, quality and service are important competitive determinants. The intensity of competition in these industries fluctuates based on demand and supply levels as well as prevailing foreign currency exchange rates. Our corrugated container operations in the Pacific Northwest have a leading regional market position and compete with several national and regional manufacturers. Our plant in Waco, Texas, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Some of our competitors have lower operating costs and/or enjoy greater integration between their containerboard production and corrugated container production than we do.

North American newsprint producers shipped 7.9 million metric tonnes (a metric tonne is equal to 2,205 pounds) in 2010, and three major manufacturers account for approximately 76% of capacity, according to RISI and our estimates. Our largest competitors include AbitibiBowater Inc., White Birch Paper Company, and Kruger Inc.

Demand for newsprint has declined dramatically in the last several years and may continue to decline as electronic media compete with newspapers. Major producers have closed significant capacity and taken substantial downtime as demand has fallen. In 2009, we announced that we had indefinitely idled the D2 newsprint machine at our mill in DeRidder, Louisiana. As of December 31, 2010, our remaining newsprint machine was running at full capacity. During 2010, our capacity and production were reduced only for scheduled maintenance.

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

Working Capital

Working capital levels fluctuate throughout the year and are affected by seasonality, scheduled annual maintenance shutdowns, and changing sales patterns. Typically, we build working capital in our Paper segment at the end of the fourth quarter, as we build finished goods inventory in preparation for first-quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings, as we increase log and chip inventories to ensure ample supply of fiber to our mills throughout the winter. In our Packaging segment, agricultural demand influences working capital, as finished good inventory levels are increased in preparation for the harvest season in third and fourth quarters. Changes in sales volumes can affect accounts receivable levels in both our Paper and Packaging segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the U.S.

Acquisitions and Divestitures

We may engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons.

On February 21, 2011, our wholly owned subsidiary, Boise Paper Holdings, L.L.C., entered into a Stock Purchase Agreement (the Agreement) to purchase all of the outstanding stock of Tharco Packaging, Inc., for $200 million of cash consideration, subject to adjustments set forth in the Agreement. This acquisition, which closed on March 1, 2011, expands our presence in packaging markets; extends our geographical reach from the Pacific Northwest to California, Colorado, Arizona, and Georgia; and increases our containerboard integration to over 85% from approximately 70%.  We obtained appropriate consents from our lenders to enable the acquisition under our Credit Facilities.

Employees

As of January 31, 2011, we had approximately 4,100 employees. Approximately 57% of these employees worked pursuant to collective bargaining agreements. As of January 31, 2011, approximately 50% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

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

Alexander Toeldte, 51, President and Chief Executive Officer, Director — Mr. Toeldte has served as the company’s president and chief executive officer and a director since February 2008. Mr. Toeldte joined Boise Cascade Holdings, L.L.C., in early October 2005 as president of the company’s Packaging and Newsprint segment and in late October 2005 became its executive vice president, Paper and Packaging and Newsprint segments. From 2004 to 2006, Mr. Toeldte was chair of Algonac Limited, a private management and consulting firm based in Auckland, New Zealand. Mr. Toeldte’s previous experience includes serving as executive vice president of Fonterra Co-operative Group, Ltd., and chief executive officer of Fonterra Enterprises (Fonterra, based in New Zealand, is a global dairy company). Previously, Mr. Toeldte served in various capacities with Fletcher Challenge Limited Group (formerly one of the largest companies in New Zealand, with holdings in paper, forestry, building materials, and energy) including as chief executive officer of Fletcher Challenge Building and as chief executive officer of Fletcher Challenge Paper, both of which were publicly traded units of the Fletcher Challenge Limited Group. Mr. Toeldte also served as a partner at McKinsey & Company in Toronto, Brussels, Montreal, and Stockholm. Mr. Toeldte is vice chairman of the board of directors of the American Forest & Paper Association (AF&PA). Mr. Toeldte studied economics at the Albert-Ludwigs-Universität in Freiburg, Germany, and received an M.B.A. from McGill University in Montreal, Canada.

Robert A. Warren, 58, Executive Vice President and Chief Operating Officer — Mr. Warren has served as our executive vice president and chief operating officer since November 2010. From April 2008 to October 2010, he served as senior vice president and general manager of our paper operations and supply chain management function. From February 2008 to April 2008, Mr. Warren served as general manager of our supply chain management function. From 2006 to February 2008, Mr. Warren served as general manager of Boise Cascade, L.L.C.’s supply chain management function, and from October 2004 to 2005, he was the business leader for Boise Cascade, L.L.C.’s printing papers business. From 2003 to October 2004, Mr. Warren was a project leader for Boise Cascade Corporation. Prior to joining Boise Cascade Corporation, Mr. Warren was the president and chief executive officer for Strategy in Action Group, a private business consulting firm. Mr. Warren received a B.S. in General Engineering from Oregon State University and an M.B.A. from Kellogg Graduate School of Management, Northwestern University.

Samuel K. Cotterell, 59, Senior Vice President and Chief Financial Officer — Mr. Cotterell has served as our senior vice president and chief financial officer since January 2011. From February 2008 to December 2010, Mr. Cotterell served as our vice president and controller. From October 2004 to February 2008, Mr. Cotterell served as vice president and controller of Boise Cascade, L.L.C. From 1999 to October 2004, Mr. Cotterell served as director of financial reporting of Boise Cascade Corporation. Mr. Cotterell received a B.A. in Spanish from the University of Idaho, a B.S. in Accounting from Boise State University, and a Masters of International Business from the American Graduate School of International Management. Mr. Cotterell is a certified public accountant.

Karen E. Gowland, 52, Senior Vice President, General Counsel, and Secretary — Ms. Gowland has served as our senior vice president, general counsel, and secretary since August 2010. From February 2008 to July 2010, she served as our vice president, general counsel, and secretary. From October 2004 to February 2008, Ms. Gowland served as vice president, general counsel and secretary of Boise Cascade, L.L.C. From 1997 to October 2004, Ms. Gowland served as vice president, corporate secretary, and associate general counsel of Boise Cascade Corporation. From 1989 to 1997, Ms. Gowland was associate general counsel of Boise Cascade Corporation, and from 1984 to 1989, she was counsel of Boise Cascade Corporation. Ms. Gowland received a B.S. in Accounting and a J.D. from the University of Idaho.

Jeffrey P. Lane, 55, Senior Vice President and General Manager, Packaging — Mr. Lane has served as senior vice president and general manager of our packaging operations since April 2008. Prior to joining the company, Mr. Lane was a partner at McKinsey & Company from 1989 to 1995 and from 1998 until 2008. From 2000 until 2008, Mr. Lane led McKinsey’s global packaging industry practice. Mr. Lane served as the president of MicroCoating Technologies, an advanced materials technology start-up, during 1997 and served as the vice president of marketing and business development for Westinghouse Security Systems, a division of Westinghouse Electric Corporation, during 1996. From 1983 to 1989, Mr. Lane served as brand manager at The Procter & Gamble Company, a global consumer products company. Mr. Lane received a B.S. in Biology from Georgia Institute of Technology and an M.B.A. from Kellogg Graduate School of Management, Northwestern University.

Judith M. Lassa, 52, Senior Vice President, Paper and Specialty Products — Ms. Lassa has served as senior vice president and general manager of our paper and specialty products operations since November 2010. From February 2008 to October 2010, Ms. Lassa served as vice president of our Packaging segment. From October 2004 to February 2008, Ms. Lassa served as vice president, Packaging, of Boise Cascade, L.L.C. From 2000 to October 2004, Ms. Lassa served as vice president, Packaging, of Boise Cascade Corporation, and from 1997 to 2000, she served as packaging business leader of Boise Cascade Corporation. Ms. Lassa received a B.S. in Paper Science and Engineering from the University of Wisconsin-Stevens Point.

Robert E. Strenge, 56, Senior Vice President, Manufacturing — Mr. Strenge has served as senior vice president of our paper manufacturing operations since April 2008. From February 2008 to April 2008, Mr. Strenge served as vice president of our Newsprint segment. From October 2004 to February 2008, Mr. Strenge served as vice president of the Newsprint segment of Boise Cascade, L.L.C. From 2003 to October 2004, Mr. Strenge served as vice president of Boise Cascade Corporation’s DeRidder operations, and from 1997 to 2003, he served as mill manager of Boise Cascade Corporation’s St. Helens, Oregon, paper mill. Mr. Strenge received a B.S. in Pulp and Paper Technology from Syracuse University.

Bernadette M. Madarieta, 35, Vice President and Controller — Ms. Madarieta has served as our vice president and controller since February 2011. From February 2008 to January 2011, Ms. Madarieta served as vice president and controller of Boise Cascade, L.L.C. From October 2004 to January 2008, Ms. Madarieta served as Boise Cascade, L.L.C.’s director of financial reporting. From 2002 to October 2004, Ms. Madarieta served as supervisor of external financial reporting for Boise Cascade Corporation. Prior to joining Boise Cascade Corporation, Ms. Madarieta was an assurance and business advisory manager at KPMG and Arthur Andersen, where she was responsible for planning and supervising audit engagements for corporations and privately held companies. Ms. Madarieta received a B.B.A. in Accounting from Boise State University and is a certified public accountant.

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

We face strong competition in our markets. The paper and packaging and newsprint industries are highly competitive. We face competition from numerous competitors, domestic as well as foreign. Some of our competitors are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-

sufficiency, or lower operating costs, compared with our company. We may be unable to compete with other companies in the market during the various stages of the business cycle and particularly during any downturns. Some of the factors that may adversely affect our ability to compete in the markets in which we participate include the entry of new competitors (including foreign producers) into the markets we serve, our competitors’ pricing strategies, our failure to anticipate and respond to changing customer preferences, and our inability to maintain the cost-efficiency of our facilities.

Increases in the cost of our raw materials, including wood fiber, chemicals, and energy, could affect our profitability. We rely heavily on raw materials, including wood fiber and chemicals, and energy sources, including natural gas and electricity. Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials. For most of our products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs on to our customers in the short term. Any sustained increase in raw material costs, coupled with our inability to increase prices, would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines or facilities.

Wood fiber is our principal raw material, accounting for approximately 31% and 18%, respectively, of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments for the year ended December 31, 2010. Wood fiber is a commodity, and prices have historically been cyclical. In addition, wood fiber, including wood chips, sawdust, and shavings, is a byproduct in the manufacture of building products, and the availability of wood fiber is often negatively affected if demand for building products declines. Severe or sustained shortages of fiber could cause us to curtail our own operations, resulting in material and adverse effects on our sales and profitability. Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, and forest health can also affect log and fiber supply.

Energy accounts for approximately 13% and 12%, respectively, of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments for the year ended December 31, 2010. Energy prices, particularly for electricity and natural gas, have been volatile in recent years. These fluctuations affect our manufacturing costs and can contribute significantly to earnings volatility.

Other raw materials we use include various chemical compounds, such as starch, caustic soda, precipitated calcium carbonate, sodium chlorate, dyestuffs, and optical brighteners. Purchases of chemicals accounted for approximately 15% and 6%, respectively, of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Paper and Packaging segments for the year ended December 31, 2010. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

Risks Related to Our Operations

We depend on OfficeMax for a significant portion of our business. Our largest customer, OfficeMax, accounted for approximately 24% of our total sales for the year ended December 31, 2010. In October 2004, OfficeMax agreed to purchase, from our Predecessor, its full North American requirements for cut-size office paper, to the extent Boise chooses to supply such paper to them, through December 2012. OfficeMax’s purchase obligations under the agreement will phase out ratably over a four-year period beginning one year after the delivery of notice of termination, but in no event will the purchase obligation be reduced prior to December 31, 2012. If this contract is not renewed or not renewed on terms similar to the existing terms, our future business operations may be adversely affected. If OfficeMax were unable to pay, our financial performance could be affected significantly and negatively. Any significant deterioration in the financial condition of OfficeMax or a significant change in its business that would affect its willingness to continue to purchase our products could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Labor disruptions or increased labor costs could materially adversely affect our business. While we believe we have good labor relations, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability. As of January 31, 2011, we had approximately 4,100 employees. Approximately 57% of these employees worked pursuant to collective bargaining agreements. As of January 31, 2011, approximately 50% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year, including agreements at the following facility locations: Wallula, Washington; Nampa, Idaho; DeRidder, Louisiana; Jackson, Alabama; and International Falls, Minnesota. The labor contract at our paper mill in Wallula, Washington (332 employees represented by the Association of Western Pulp & Paper Workers, or AWPPW) expired in March 2009 and was terminated by the AWPPW in October 2009. In February 2010, the union employees at Wallula rejected a new collective bargaining agreement that union leadership had recommended unanimously, and we declared an impasse in the bargaining process and implemented the terms of the last contract offer. We are currently negotiating the labor contract at our corrugated container plant in Nampa, Idaho (108 employees represented by the AWPPW), which expired on December 31, 2010. In February 2011, union employees represented by the United

Steelworkers at our mills in DeRidder, Louisiana (approximately 360 employees); Jackson, Alabama (approximately 400 employees); and International Falls, Minnesota (approximately 160 employees) ratified a new master labor contract. We have 60 days to negotiate local issues. The negotiations with the remaining unions at our paper mill in International Falls began in late February 2011.

Our potential inability to reach a mutually acceptable labor contract at any of our facilities could result in, among other things, strikes or other work stoppages or slowdowns by the affected employees. While the company has in place contingency plans to address labor disturbances, we could experience disruption to our operations that could have a material adverse effect on our results of operations, financial condition, and liquidity. Future labor agreements could increase our costs of healthcare, retirement benefits, wages, and other employee benefits. Additionally, labor issues that affect our suppliers could also have a material adverse effect on us if those issues interfere with our ability to obtain raw materials on a cost-effective and timely basis.

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

We anticipate that governmental regulation of our operations will continue to become more burdensome and that we will continue to incur significant capital and operating expenditures in order to maintain compliance with applicable laws. For example, on June 4, 2010, the U. S. Environmental Protection Agency (EPA) proposed National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters (aka Boiler MACT rules). The recently released Boiler MACT rules will require process modifications and/or installation of air pollution controls on power boilers (principally our biomass-fuel-fired boilers) at our pulp and paper mills, and we are currently reviewing those rules to understand the effect they will have on our operations. The cost of compliance is likely to be significant. Our early estimates indicated compliance could result in additional capital spending of up to $90 million over a three-year period.

We may also be affected by the enactment of laws concerning climate change that regulate greenhouse gas (GHG) emissions. Such laws may require buying allowances for mill GHG emissions or capital expenditures to reduce GHG emissions. Because environmental regulations are not consistent worldwide, our capital and operating expenditures for environmental compliance may adversely affect our ability to compete.

We spent $4 million in 2010 and expect to spend about the same amount in 2011 for capital environmental compliance requirements. Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant additional expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

We recently acquired Tharco Packaging, Inc., and may engage in future acquisitions, which in each case could materially affect our business, operating results, and financial condition. In addition to our recent acquisition, we may continue seeking to acquire other businesses, products, or assets. However, we may not be able to find other suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our recent acquisition and, assuming we complete them, additional acquisitions may not strengthen our competitive position or achieve our goals. Our recent acquisition and any future acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses, and adversely affect our business, operating results, and financial condition. Our recent acquisition and future acquisitions may reduce our cash available for operations and other uses. There can be no assurance that we will be able to effectively manage the integration of our recently acquired business, or businesses we may acquire in the future, or be able to retain and motivate key personnel from those businesses. Any difficulties we encounter in the integration process could increase our expenses and have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Economic and Financial Factors

We have substantial indebtedness, and our ability to repay our debt is dependent on our ability to generate cash from operations. As of December 31, 2010, our total indebtedness was $781.8 million. Our ability to repay our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt, or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, and results of operations.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements. Our businesses are capital-intensive, and we regularly incur capital expenditures to maintain our equipment, increase our operating efficiency, and comply with environmental laws. In addition, significant amounts of capital are required to modify our equipment to produce alternative or additional products or to make significant improvements in the characteristics of our current products. During the year ended December 31, 2010, our total capital expenditures, excluding acquisitions, were $111.6 million. We expect to spend between $115 million and $125 million on capital investments during 2011.

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

Our indebtedness imposes restrictive covenants on us, and a default under our debt agreements could have a material adverse effect on our business and financial condition. Our credit facilities require BZ Intermediate Holdings LLC (Holdings) and its subsidiaries to maintain specified financial ratios and to satisfy certain financial tests. These tests include, in the case of our credit facilities, a total leverage ratio, a secured leverage ratio, and a minimum interest coverage ratio. In addition, our credit facilities restrict, and the indenture governing the 9% and 8% senior notes restrict, among other things, the ability of Holdings and its subsidiaries to create additional liens on assets, make investments or acquisitions, pay dividends, incur additional indebtedness, sell assets including capital stock of subsidiaries, make capital expenditures, place restrictions on the ability of such subsidiaries to make distributions, enter into transactions with our affiliates, enter into new lines of business, and engage in consolidations, mergers, or sales of substantially all of our assets. We will need to seek permission from the lenders under our indebtedness to engage in specified corporate actions. The lenders’ interests may be different from our interests, and no assurance can be given that we will be able to obtain the lenders’ permission when needed.

Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants (or similar covenants contained in future financing agreements) could result in a default under the credit facilities, the indenture governing the 9% and 8% senior notes, and other agreements containing cross-default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. A default would permit lenders or holders to accelerate the maturity of the debt under these agreements, to foreclose upon any collateral securing the debt, and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including the obligations of Boise Paper Holdings, L.L.C., Boise Finance Company, and Boise Co-Issuer Company under the 9% and 8% senior notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

We anticipate significant future funding obligations for pension benefits. In December 2008, we enacted a freeze on our defined benefit pension plan for salaried employees (the Salaried Plan); however, we continue to maintain defined benefit pension plans for most of our union employees. Despite the freeze of the Salaried Plan, we will continue to have significant obligations for pension benefits. As of December 31, 2010, our pension assets had a market value of $356 million, compared with $302 million at December 31, 2009. Assuming a return on plan assets of 7.25% in 2011 and 2012, we estimate we will be required to contribute approximately $3 million in 2011 and approximately $32 million in 2012. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors, and the amount of our contributions may adversely affect our cash flows, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved comments.

ITEM 2.	PROPERTIES

We own substantially all of our manufacturing facilities and substantially all of the equipment used in our facilities. Information concerning encumbrances attached to the properties described in the table below are presented in Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Information concerning production capacity and the utilization of our manufacturing facilities is presented in “Part I, Item 1. Business” of this Form 10-K.

Following is a map of our facilities by segment as of January 31, 2011. We lease a portion of the corporate headquarters building in Boise, Idaho:

We assess our manufacturing, distribution, and other facilities needed to meet our operating requirements. Our properties have been generally well maintained and are in good operating condition. In general, our facilities have sufficient capacity and are adequate for our production and distribution requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The New York Stock Exchange (NYSE) is the principal market in which our common stock is traded. The following table indicates the last reported high and low closing prices of our common stock as reported by the NYSE and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
Quarter	High	Low
2010
Fourth	$8.10	$6.40	$0.40
Third	7.36	4.96	—
Second	7.40	4.91	—
First	6.13	4.60	—

Total			$0.40

2009
Fourth	$6.29	$4.71	$—
Third	5.40	1.41	—
Second	2.47	0.51	—
First	0.75	0.24	—

Total			$—

Holders

On January 31, 2011, there were approximately ten holders of record of our common stock, one of which was Cede & Co., which is the holder of record of shares held through the Depository Trust Company.

Dividends

We paid a special cash dividend of $0.40 per common share on December 3, 2010, to shareholders of record at the close of business on November 17, 2010. The total dividend payout was approximately $32.3 million. Our ability to pay dividends continues to be restricted by our credit facilities, as amended, and by Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under our credit facilities, as amended, a dividend may now be paid if it does not exceed our permitted restricted payment amount, which is calculated as the sum of 50% of our net income for distributions together with other amounts as specified in the amended credit facilities. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

Securities Authorized for Issuance Under Our Equity Compensation Plan

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b) (2)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by securityholders (1)	5,407,537	$	N/A	8,203,972
Equity compensation plans not approved by securityholders	N/A		N/A	N/A

Total	5,407,537	$	N/A	8,203,972

(1)	We have approximately 17 million shares of the Company’s common stock reserved for issuance under the BIPP. Since the Acquisition, 13 officers, 52 other employees, and 7 nonemployee directors have received restricted stock or restricted stock unit awards under the BIPP. These awards are reflected in column (a) above.

(2)	Because there is no exercise price associated with the restricted stock and restricted stock units that were awarded under the BIPP, a weighted average exercise price calculation for the restricted stock and restricted stock units cannot be made.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of our fiscal year ended December 31, 2010.

Performance Graph

The following graph compares the return on a $100 investment in our common stock on February 25, 2008 (the day we first began trading on the New York Stock Exchange) with a $100 investment also made on February 25, 2008, in the S&P 500 Index and our peer group. The companies included in our peer group are AbitibiBowater Inc., Domtar Corp., Glatfelter, International Paper Co., KapStone Paper & Packaging, MeadWestvaco Corp., Neenah Paper Inc., Packaging Corp. of America, Sappi Ltd., Smurfit-Stone Container Corp., Stora Enso Corp., Temple-Inland Inc., UPM-Kymmene Corp., Verso Paper Corp., and Wausau Paper Corp. Because pre- and post-bankruptcy returns are not comparable, the graph includes the returns for AbitibiBowater Inc. only through December 9, 2010, and returns for Smurfit-Stone Container Corp. only through June 30, 2010:

ITEM 6.	SELECTED FINANCIAL DATA

Except where otherwise indicated, this Selected Financial Data is provided with respect to Boise Inc., which has materially the same financial condition and results of operations as BZ Intermediate Holdings LLC (BZ Intermediate) except for income taxes. Historical differences between the two entities resulted primarily from the effect of income taxes, the notes payable at Boise Inc. that were repurchased and canceled in October 2009, and the associated interest expense on those notes. The following table sets forth selected financial data for the periods indicated and should be read in conjunction with the disclosures in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K (dollars in millions, except per-share data):

	Boise Inc.				Predecessor
	Year Ended December 31			February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31
	2010 (a)	2009 (b)	2008 (c)			2007 (d)	2006 (e)

Statement of income (loss) data
Net sales	$2,094	$1,978	$2,071	$—	$360	$2,333	$2,222
Income from operations	194	306	40	—	23	160	94
Net income (loss)	63	154	(46)	5	23	160	93
Net Income (loss) per common share:
Basic	0.78	1.96	(0.62)	0.16	—	—	—
Diluted	0.75	1.85	(0.62)	0.16	—	—	—

Earnings before interest, taxes, depreciation, and amortization (EBITDA) (f)	303	396	145	—	24	246	210

Cash dividends declared per common share	$0.40	$—	$—	$—	$—	$—	$—

Balance sheet data (at end of year)
Current assets	$653	$586	$596	$404		$560	$572
Property and equipment, net	1,217	1,223	1,277	—		1,210	1,144
Total assets	1,939	1,896	1,988	408		1,846	1,759
Current liabilities	304	303	269	15		250	241
Long-term debt, less current portion	738	785	1,012	—		—	—
Notes payable	—	—	67	—		—	—
Total liabilities	1,292	1,275	1,539	175		286	278
Stockholders’ equity	647	621	449	233		1,560	1,481

Included in the selected financial data above are the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Predecessor financial data is presented for the periods prior to the Acquisition. The period of February 1 (Inception) through December 31, 2007, represents the activities of Aldabra 2 Acquisition Corp.

(a)	Included $22.2 million of loss on extinguishment of debt.

(b)	Included $5.8 million of expense associated with the restructuring of the St. Helens, Oregon, mill.

Included $5.9 million of income related to energy hedges.

Included $44.1 million of loss on extinguishment of debt for Boise Inc., or $66.8 million of loss on extinguishment of debt for BZ Intermediate, as a result of the October 2009 debt restructuring. The difference is due to the gain recognized by Boise Inc. related to the notes payable, which were held by Boise Inc.

Included $207.6 million of income as a result of alternative fuel mixture credits.

(c)	Included $37.6 million of expense associated with the restructuring of the St. Helens, Oregon, mill.

Included $7.4 million of expense related to energy hedges.

Included $5.5 million of expense related to lost production and costs incurred as a result of Hurricanes Gustav and Ike.

Included $10.2 million related to inventory purchase accounting adjustments.

Included $19.8 million of expense related to the outage at the DeRidder, Louisiana, mill.

Included a $2.9 million gain for changes in supplemental pension plans.

(d)	Included approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in the Paper, Packaging, and Corporate and Other segments, respectively, as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

Included a $4.4 million gain for changes in retiree healthcare benefits.

Included $8.7 million of expense related to the impact of energy hedges.

Included $4.0 million of expense related to the start-up of the reconfigured paper machine at the Wallula, Washington, mill.

(e)	Included a $3.7 million gain for changes in retiree healthcare programs.

Included $18.1 million of expense related to the impact of energy hedges.

Included $2.8 million of expense for special project costs.

Included $2.4 million of expense related to write-downs associated with the sale of the Vancouver, Washington, mill.

(f)	The following table reconciles net income (loss) to EBITDA for the periods indicated (dollars in millions):

	Boise Inc.				Predecessor
	Year Ended December 31			February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31
	2010	2009	2008			2007	2006

Net income (loss)	$63	$154	$(46)	$5	$23	$160	$93
Change in fair value of interest rate derivatives	—	(1)	—	—	—	—	—
Interest expense	65	83	91	—	—	—	—
Interest income	—	—	(2)	(10)	—	(1)	(1)
Income tax provision (benefit)	45	28	(9)	5	1	3	1
Depreciation, amortization, and depletion	130	132	110	—	—	85	116

EBITDA	$303	$396	$145	$—	$24	$246	$210

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

Background

In this filing, unless the context indicates otherwise, the terms “the Company,” “we,” “us,” “our,” or “Boise” refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate Holdings LLC (BZ Intermediate). Boise Inc. is a large, diverse United States-based manufacturer of paper and packaging products.

Our operations began on February 22, 2008, when entities controlled by Boise Cascade Holdings, L.L.C. (Boise Cascade) sold their paper and packaging assets to Aldabra 2 Acquisition Corp. (the Acquisition). As part of the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. In this Form 10-K, we use the term “Predecessor” to reference the periods before the Acquisition, including the period when our assets were operated by Boise Cascade.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations at times refers to the combined activities of Boise Inc. and the Predecessor for the period specifically indicated, which we believe is the most useful comparison between periods. The Acquisition resulted in a new basis of accounting from those previously reported by the Predecessor. However, sales and most operating cost items are substantially consistent with those reported by the Predecessor. Finished goods inventories were revalued to estimated selling prices less costs of disposal and a reasonable profit on the disposal. Depreciation changed as a result of adjustments to the fair values of property and equipment due to our purchase price allocation. These items, along with changes in interest expense and income taxes, are explained independently where appropriate.

Since the Acquisition, we have operated and reported our results in three reportable segments: Paper, Packaging, and Corporate and Other (support services). See Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information related to our segments.

Executive Summary

We reported $2.1 billion of sales in 2010, compared with $2.0 billion in 2009, which represented a 6% increase. Net income totaled $62.7 million in 2010, compared with $153.8 million in 2009. Excluding the special items disclosed in the table below, net income was $76.8 million, compared with $20.4 million in 2009. The increase in net income before special items was due primarily to increased net sales prices and sales volumes and, to a lesser extent, lower chemical costs in both the Paper and Packaging segments. During 2010, net selling prices of uncoated freesheet papers and segment linerboard improved $23 and $64 per short ton, compared with 2009, as we benefited from two price increases implemented during the first half of the year. As a result of strong cash flows from operations, we increased cash and cash equivalents $97.4 million to $166.8 million in 2010, compared with $69.4 million in 2009. In addition, during 2010, we reduced long-term debt $34.1 million and paid a special dividend of $0.40 per common share, or $32.3 million.

U.S. industry demand for uncoated freesheet paper declined during 2010, compared with 2009. According to the American Forest & Paper Association (AF&PA), as of December 2010, U.S. industry shipments were down 2.1%, compared with the same period in 2009. Year-to-date industry operating rates, measured as total uncoated freesheet paper shipments in the U.S. as a percentage of total capacity, were at 89%. Demand for commodity communication papers has been negatively affected by weak macroeconomic conditions and elevated unemployment and continues to be negatively affected by the secular shift to electronic media for communications. Despite recent demand increases, long-term demand for printing and converting products has also been negatively affected by weak macroeconomic conditions and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reductions in uncoated freesheet paper industry capacity in 2008, 2009, and 2010. Compared with prior years, U.S. uncoated freesheet paper inventories remained very low at approximately 913,000 short tons in December 2010, compared with 941,000 short tons in December 2009.

U.S. industry containerboard demand improved in 2010, compared with 2009. Industry box shipments in the U.S. increased 3.5% through December 2010, compared with the same period in 2009, and year-to-date industry operating rates through December 2010, measured as total production in the U.S. as a percentage of total capacity, were at 95%, according to AF&PA. Total U.S. containerboard inventories were 2.3 million short tons in December 2010, an increase from 2.1 million short tons in December 2009.

Packaging demand in our agriculture, food, and beverage markets, which has historically been less correlated to broad economic activity, remained stable in 2010, compared with 2009. These markets constitute just over half of our corrugated product end-use markets. Demand in our industrial markets and containerboard export markets is more closely aligned with general economic activity and showed improvement during 2010, compared with 2009.

The majority of our fiber needs in our Paper segment and nearly all of our fiber needs in our Packaging segment are supplied by wood fiber, which exhibited stable pricing on a year-to-year basis. However, fiber costs in total increased in 2010, compared with 2009, driven primarily by higher purchased pulp prices, which began to decline in early third quarter 2010. Prices for some key commodity chemicals declined, compared with the prior-year period, but increased sequentially from third quarter 2010 and have continued to increase in 2011. Prices for our fuel energy inputs declined, while electricity prices increased for 2010, compared with 2009. Total consumption of energy increased sequentially for fourth quarter 2010, compared with third quarter 2010, primarily due to higher seasonal consumption as a result of colder winter weather.

During fourth quarter 2010, we performed a scheduled annual maintenance outage at our Jackson, Alabama, pulp and paper mill. We will have our scheduled annual maintenance outage at our DeRidder, Louisiana, mill during first quarter 2011.

Looking ahead, we continue to pursue growth opportunities in our Packaging segment to improve our competitive position. We expect continued growth in our premium office, label and release, and flexible packaging papers, offsetting declining demand in commodity paper markets. In late 2010 and early 2011, we have seen indications of rising input costs, including increased prices for chemicals and energy, which we expect to persist through 2011. We continue to monitor regulatory and competitive developments across the industry, including Boiler MACT legislation, to determine potential impacts on our businesses.

The following table sets forth our financial results for the years ended December 31, 2010, 2009, and 2008, the Predecessor period of January 1 through February 21, 2008, and the combined year ended December 31, 2008 both before and after special items (dollars in millions, except per-share data):

	Boise Inc.			Predecessor	Combined
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31, 2008
	2010	2009	2008

Sales	$2,093.8	$1,978.2	$2,070.6	$359.9	$2,430.5
Net income (loss)	62.7	153.8	(45.5)	22.8	(22.7)
Net income (loss) per diluted share	0.75	1.85	(0.62)	—	—
Net income excluding special items	76.8	20.4	2.1	—	—
Net income excluding special items per diluted share	0.91	0.25	0.03	—	—
EBITDA	302.6	395.7	145.1	23.7	168.8
EBITDA excluding special items	325.6	232.1	222.8	24.4	247.1

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

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income (loss) to EBITDA, segment income (loss) to EBITDA, and EBITDA to EBITDA excluding special items for the years ended December 31, 2010, 2009, and 2008, the Predecessor period of January 1 through February 21, 2008, and the combined year ended December 31, 2008 (dollars in millions):

	Boise Inc.			Predecessor	Combined
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31, 2008
	2010	2009	2008

Net income (loss)	$62.7	$153.8	$(45.5)	$22.8	$(22.7)
Change in fair value of interest rate derivatives	—	(0.6)	0.5	—	0.5
Interest expense	64.8	83.3	91.2	—	91.2
Interest income	(0.3)	(0.4)	(2.2)	(0.2)	(2.4)
Income tax (provision) benefit	45.4	28.0	(8.8)	0.6	(8.2)
Depreciation, amortization, and depletion	129.9	131.5	110.0	0.5	110.5

EBITDA	$302.6	$395.7	$145.1	$23.7	$168.8

Paper
Segment income	$151.5	$262.7	$32.7	$20.7	$53.4
Depreciation, amortization, and depletion	87.4	85.2	71.7	0.3	72.0

EBITDA	$238.9	$347.8	$104.3	$21.1	$125.4

Inventory revaluation expense	—	—	7.4	—	7.4
St. Helens mill restructuring	0.2	5.8	37.6	—	37.6
Change in fair value of energy hedges	0.5	(4.8)	6.1	—	6.0
Alternative fuel mixture credits, net	—	(149.9)	—	—	—

EBITDA excluding special items	$239.6	$198.9	$155.4	$21.0	$176.4

Packaging
Segment income	$65.0	$67.1	$21.1	$5.7	$26.8
Depreciation, amortization, and depletion	38.6	42.2	35.1	0.1	35.1

EBITDA	$103.6	$109.3	$56.2	$5.7	$61.9

Inventory revaluation expense	—	—	2.8	—	2.8
Impact of DeRidder outage	—	—	19.8	0.7	20.5
Hurricane losses	—	—	5.5	—	5.5
Change in fair value of energy hedges	0.1	(1.1)	1.3	—	1.3
Alternative fuel mixture credits, net	—	(61.6)	—	—	—

EBITDA excluding special items	$103.7	$46.6	$85.6	$6.5	$92.1

Corporate and Other
Segment loss	$(21.6)	$(21.5)	$(18.6)	$(3.2)	$(21.8)
Depreciation, amortization, and depletion	3.9	4.1	3.2	0.1	3.3
Loss on extinguishment of debt	(22.2)	(44.1)	—	—	—

EBITDA	$(39.9)	$(61.4)	$(15.4)	$(3.1)	$(18.5)

Gain on changes in supplemental pension plans	—	—	(2.9)	—	(2.9)
Alternative fuel mixture credits, net	—	3.9	—	—	—
Loss on extinguishment of debt	22.2	44.1	—	—	—

EBITDA excluding special items	$(17.7)	$(13.4)	$(18.3)	$(3.1)	$(21.4)

EBITDA	$302.6	$395.7	$145.1	$23.7	$168.8

EBITDA excluding special items	$325.6	$232.1	$222.8	$24.4	$247.1

The following table reconciles net income (loss) to net income excluding special items and presents net income excluding special items per diluted share for the years ended December 31, 2010, 2009, and 2008, when we had publicly traded shares outstanding (dollars and shares in millions, except per-share data):

	Year Ended December 31
	2010	2009	2008

Net income (loss)	$62.7	$153.8	$(45.5)
St. Helens mill restructuring	0.2	5.8	37.6
Change in fair value of energy hedges	0.6	(5.9)	7.4
Alternative fuel mixture credits, net	—	(207.6)	—
Loss on extinguishment of debt	22.2	44.1	—
Hurricane losses	—	—	5.5
Gain on changes in supplemental pension plans	—	—	(2.9)
Inventory revaluation expense	—	—	10.2
Impact of DeRidder outage	—	—	19.8
Tax benefit (provision) for special items (a)	(8.9)	63.3	(30.0)
Reversal of income tax valuation allowances	—	(33.2)	—

Net income excluding special items	$76.8	$20.4	$2.1

Weighted average common shares outstanding: diluted	84,131	83,081	73,636
Net income excluding special items per diluted share	$0.91	$0.25	$0.03

(a)	Special items are tax affected in the aggregate at an assumed combined federal and state statutory rate of 38.7%.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	Labor and personnel relations.

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Competing technologies that affect the demand for our products.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, fiber, energy, and chemicals.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Our customer concentration and the ability of our customers to pay.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Major equipment failure.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in “Part I, Item 1A. Risk Factors” of this Form 10-K.

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, employment, electronic media substitution, manufacturing activity, consumer spending, and currency exchange rates. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While extended high unemployment levels or a second economic downturn could negatively affect overall demand, no single product line drives our overall financial performance, and individual product lines are influenced by conditions in their respective industries. For example:

•

Historically, demand for uncoated freesheet papers correlated positively with general economic activity. However, demand for communication paper grades, such as imaging and printing and converting papers, which we produce, has decreased as the use of electronic transmission and document storage alternatives has become more widespread and more efficient.

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

•

A large share of the demand for corrugated containers and, therefore, containerboard is driven by unprocessed and processed food production and manufacturing, specifically the manufacture of nondurable goods. Inventory levels and currency exchange rates also affect import and export volumes and influence demand for corrugated containers.

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

From 2005 to 2010, North American uncoated freesheet paper, containerboard, and newsprint capacities declined approximately 24%, 4%, and 39%, respectively, according to Resource Information Systems Inc. (RISI). New capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill.

Industry supply of paper is also influenced by the level of imports, relative currency values, and overseas production capacity, which has grown over the past decade. According to RISI, U.S. uncoated freesheet paper imports increased in 2010, compared with 2009. U.S. exports also increased over the same time period, mitigating some of the impact of increased imports.

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

Fiber.    The primary raw material is wood fiber in various forms, accounting for the following percentages of materials, labor, and other operating expenses, including related-party fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.			Predecessor	Combined
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31, 2008
	2010	2009	2008

Paper	31%	27%	29%	26%	29%
Packaging	18%	17%	15%	17%	15%

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

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of supply and demand. Log and wood fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in log and wood fiber supplies have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. In addition, new or proposed regulations related to the production and use of biofuel may increase the competition for wood fiber in a number of operating regions. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased in 2010, compared with 2009. Higher diesel costs increase the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

In Minnesota, our overall fiber costs increased in 2010, compared with 2009, driven by higher prices and increased consumption of purchased pulp as a result of increased production and sales volumes. This was offset partially by lower wood fiber prices, compared with 2009.

In the Pacific Northwest, our fiber costs increased in 2010, compared with 2009, as a result of higher prices and increased consumption of purchased pulp. The increased consumption of pulp was driven both by increased production and sales volumes and by increased purchases of pulp from third parties, compared with 2009. For 2010, increased wood fiber costs also resulted from increased whole-log chipping and species mix changes.

In the South, during 2010, total fiber costs at our DeRidder mill increased overall, compared with 2009, due to higher consumption as a result of increased production and sales. In Alabama, fiber costs increased in 2010, compared with 2009, driven by increased prices for purchased pulp and recycled fiber, offset partially by lower consumption of purchased pulp and recycled fiber.

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

Energy.    Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. Currently, energy prices are favorable, compared with historical averages. In 2010, energy costs were higher, compared with 2009, due mainly to the increased consumption and price of electricity, offset partially by lower natural gas costs. Under normal operations, we expect to consume approximately 12 million mmBtu (millions of British thermal units) of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs from related parties, for Boise Inc. and the Predecessor in each of the periods listed below:

	Boise Inc.			Predecessor	Combined
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31, 2008
	2010	2009	2008

Paper	13%	12%	16%	15%	16%
Packaging	12%	10%	15%	14%	15%

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. For more information about our energy derivative instruments, see “Disclosures of Financial Market Risks” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Chemicals.    Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs, for Boise Inc. and the Predecessor for each of the periods listed below:

	Boise Inc.			Predecessor	Combined
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31, 2008
	2010	2009	2008

Paper	15%	15%	15%	13%	15%
Packaging	6%	7%	6%	6%	6%

Total chemical costs for 2010 were lower, compared with 2009, as a result of a more favorable chemical mix, which reduced consumption of some higher-cost commodity chemicals. Many of our chemicals are purchased under contracts, which provide more stability than open-market purchases. These contracts are negotiated periodically at prevailing rates.

Labor.    Labor costs tend to increase steadily due to inflation in healthcare and wage costs. As of January 31, 2011, we had approximately 4,100 employees. Approximately 57% of these employees worked pursuant to collective bargaining agreements, and approximately 50% are working pursuant to collective bargaining agreements that have expired or will expire within one year.

Our Operating Results

The following table sets forth operating results in dollars and as a percentage of sales for the years ended December 31, 2010, 2009, and 2008, and the Predecessor period of January 1 through February 21, 2008 (dollars in millions, except percent-of-sales data):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008

Sales
Trade	$2,058.1	$1,935.4	$1,990.2	$258.4
Related parties	35.7	42.8	80.4	101.5

	2,093.8	1,978.2	2,070.6	359.9

Costs and expenses
Materials, labor, and other operating expenses	1,634.0	1,596.2	1,756.8	313.9
Fiber costs from related parties	25.3	36.9	54.6	7.7
Depreciation, amortization, and depletion	129.9	131.5	110.0	0.5
Selling and distribution expenses	58.1	55.5	48.3	9.1
General and administrative expenses	52.3	50.3	34.2	6.6
St. Helens mill restructuring	0.2	5.8	29.8	—
Alternative fuel mixture credits, net	—	(207.6)	—	—
Other (income) expense, net	—	4.0	(3.0)	(1.0)

	1,899.8	1,672.6	2,030.7	336.8

Income from operations	$194.0	$305.6	$39.9	$23.1

Sales
Trade	98.3%	97.8%	96.1%	71.8%
Related parties	1.7	2.2	3.9	28.2

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	78.0%	80.7%	84.9%	87.2%
Fiber costs from related parties	1.2	1.9	2.6	2.2
Depreciation, amortization, and depletion	6.2	6.6	5.3	0.1
Selling and distribution expenses	2.8	2.8	2.3	2.5
General and administrative expenses	2.5	2.5	1.7	1.9
St. Helens mill restructuring	—	0.3	1.4	—
Alternative fuel mixture credits, net	—	(10.5)	—	—
Other (income) expense, net	—	0.2	(0.1)	(0.3)

	90.7%	84.5%	98.1%	93.6%

Income from operations	9.3%	15.5%	1.9%	6.4%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the years ended December 31, 2010, 2009, and 2008, the Predecessor period of January 1 through February 21, 2008, and the combined year ended December 31, 2008 (in thousands of short tons and dollars per short ton, except corrugated containers and sheets, which are in millions of square feet or dollars per thousands of square feet):

	Boise Inc.				Predecessor	Combined
	Year Ended December 31				January 1 Through February 21, 2008	Year Ended December 31, 2008
	2010	2009	2008

Paper
Uncoated freesheet	1,233	1,251	1,200	(a)	236	1,436	(a)
Containerboard (medium)	127	127	118		19	137
Market pulp	81	58	102	(a)	20	122	(a)

	1,441	1,436	1,420		275	1,695

Packaging
Containerboard (linerboard)	225	253	194		36	230
Newsprint	231	199	326		56	382
Corrugated containers and sheets (mmsf)	6,735	5,963	5,337		914	6,251

Paper
Uncoated freesheet	$977	$954	$942		$868	$930
Containerboard (medium)	467	418	481		454	477
Market pulp	549	429	512		535	516

Packaging
Containerboard (linerboard)	$365	$301	$396		$399	$397
Newsprint	493	459	584		494	571
Corrugated containers and sheets ($/msf)	57	58	58		55	57

(a)	The year ended December 31, 2008, and the combined year ended December 31, 2008, included 177,000 and 206,000 short tons, respectively, of uncoated freesheet papers and 24,000 and 29,000 short tons, respectively, of market pulp from machines at the St. Helens, Oregon, paper mill that have been shut down.

Operating Results

The following presents a discussion of sales and costs for the year ended December 31, 2010, compared with the year ended December 31, 2009, and for the year ended December 31, 2009, compared with the combined year ended December 31, 2008. The combined year ended December 31, 2008, represents the results of Boise Inc. for the year ended December 31, 2008, and the results of the Predecessor for the period of January 1 through February 21, 2008. See “Background” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information related to the Acquisition.

Year Ended December 31, 2010, Compared With the Year Ended December 31, 2009

Sales

For the year ended December 31, 2010, total sales increased $115.6 million, or 6%, to $2,093.8 million from $1,978.2 million for the year ended December 31, 2009. The increase was driven primarily by increased sales prices in both the Paper and Packaging segments and, to a lesser extent, by increased sales volumes in the Packaging segment.

Paper.    Sales increased $38.3 million, or 3%, to $1,458.3 million from $1,420.0 million for the year ended December 31, 2009. The increase was driven primarily by increased sales prices across the majority of our products. Overall uncoated freesheet net sales prices increased 2%, compared with the same period in 2009, as commodity uncoated freesheet net sales prices increased 2% and premium and specialty net sales prices increased 3%, compared with the prior year. Overall uncoated freesheet sales volumes were down 1%, compared with the prior year, driven by a 7% decline in sales volumes of commodity grades, offset by a 10% increase in sales volumes of premium and specialty grades. Increased premium and specialty sales volumes were driven primarily by 13% growth in combined sales volumes of premium office, label and release, and flexible packaging papers, which represented 31% of our total 2010 uncoated freesheet sales volumes.

Packaging.    Sales increased $83.5 million, or 14%, to $671.9 million from $588.4 million for the year ended December 31, 2009. The increase was driven by a 21% increase in segment linerboard net selling prices, a 7% increase in newsprint net selling prices coupled with a 16% increase in sales volumes, and a 13% increase in sales volumes of corrugated containers and sheets. The increase in corrugated containers and sheets was due to improved market conditions and increased sheet sales volumes from our sheet feeder plant in Texas. Corrugated products net sales price decreased 2%, as a result of an increased sales mix of lower-priced corrugated sheets relative to containers due to strong corrugated sheet demand. Partially offsetting these factors were 11% lower sales volumes of segment linerboard, driven by increased corrugated sheet sales volumes, which consumed more linerboard and resulted in a smaller proportion of linerboard available for sale to third parties.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $26.2 million to $1,659.3 million for the year ended December 31, 2010, compared with $1,633.1 million for the year ended December 31, 2009. The increase was driven primarily by higher fiber and energy costs, compared with 2009.

Fiber, energy, and chemical costs were $461.8 million, $211.7 million, and $204.9 million, respectively, for the year ended December 31, 2010, and $401.1 million, $188.9 million, and $210.3 million, respectively, for the year ended December 31, 2009. This represents a cost increase of $78.1 million for the year ended December 31, 2010, compared with 2009. This increase was driven primarily by increased costs for fiber as a result of higher purchased pulp and recycled fiber prices and increased wood consumption. Increased consumption of fiber was driven primarily by higher production volumes. These costs were offset partially by lower prices for chemicals.

Fiber costs increased $48.0 million in our Paper segment and $12.8 million in our Packaging segment, compared with 2009, due primarily to increased purchased pulp prices, increased recycled fiber prices, and increased fiber consumption as a result of increased production volumes.

Compared with 2009, energy costs increased $8.3 million in our Paper segment and $14.5 million in our Packaging segment, due primarily to higher electrical rates in our Packaging segment and increased consumption in both our Packaging and Paper segments as a result of increased production. This was offset partially by lower natural gas prices.

Chemical costs decreased $2.0 million in our Paper segment and $3.4 million in our Packaging segment, compared with 2009, as a result of a more favorable chemical mix, which reduced consumption of some higher-cost commodity chemicals.

Selling and distribution expenses increased $2.6 million to $58.1 million for the year ended December 31, 2010, compared with $55.5 million for the year ended December 31, 2009. As a percentage of sales, selling and distribution expenses remained flat at 2.8%, compared with the prior year.

General and administrative expenses increased $2.0 million to $52.3 million for the year ended December 31, 2010, compared with $50.3 million for year ended December 31, 2009. While total general and administrative expenses increased, the costs remained flat as a percentage of sales, compared with the prior year.

St. Helens mill restructuring.    The year ended December 31, 2010, included $0.2 million of costs associated with the restructuring of our St. Helens, Oregon, paper mill, compared with $5.8 million of costs for the year ended December 31, 2009. These costs are recorded in our Paper segment. These costs included decommissioning and other costs related to the restructuring of the mill.

Alternative fuel mixture credits.    The year ended December 31, 2009, included $207.6 million of alternative fuel mixture credits, of which $149.9 million was recorded in our Paper segment and $61.6 million was recorded in our Packaging segment. These amounts are net of fees and expenses and before taxes. We also recorded $3.9 million of expenses in our Corporate and Other segment relating to alternative fuel mixture credits. Eligibility for new credits expired on December 31, 2009.

Other (income) expense.    “Other (income) expense, net” includes miscellaneous income and expense items. For the year ended December 31, 2010, we had an immaterial amount of other expense, and for the year ended December 31, 2009, we had $4.0 million of other expense that consisted primarily of expenses related to the idling of our D2 newsprint machine at our DeRidder mill.

Income From Operations

Income from operations for the year ended December 31, 2010, decreased $111.6 million to $194.0 million, compared with $305.6 million for the year ended December 31, 2009. This decrease was driven primarily by $207.6 million of income from alternative fuel mixture credits recognized for the year ended December 31, 2009. Excluding the $207.6 million of income from alternative fuel mixture credits, income from operations increased $96.0 million, compared with the prior-year period. This increase was due primarily to overall increased net sales prices and sales volumes and, to a lesser extent, lower chemical costs in both the Paper and Packaging segments. These increases were offset partially by increased fiber and energy costs. Our operating segment results are discussed below. Income from operations also includes net costs from our Corporate and Other segment.

Paper.    Segment income from operations decreased $111.2 million to $151.5 million for the year ended December 31, 2010, compared with $262.7 million for the year ended December 31, 2009. This decrease was driven primarily by $149.9 million of income from alternative fuel mixture credits recognized for the year ended December 31, 2009. Excluding the $149.9 million of income from alternative fuel mixture credits, income from operations increased $38.8 million, compared with the prior-year period. This increase was due primarily to increased net sales prices across all major product categories and, to a lesser extent, lower chemical prices. These increases were offset partially by increased fiber costs due to increased purchased pulp and recycled fiber costs.

Packaging.    Segment income from operations decreased $2.1 million to $65.0 million for the year ended December 31, 2010, compared with $67.1 million for the year ended December 31, 2009. Segment income for the year ended December 31, 2009, included $61.6 million of income from alternative fuel mixture credits. Excluding the $61.6 million of income from alternative fuel mixture credits, income from operations increased $59.5 million, compared with the prior-year period. This increase was due primarily to increased net sales prices for linerboard and newsprint along with increased sales volumes for newsprint and corrugated products and, to a lesser extent, lower chemical prices. This increase was offset partially by increased energy costs, as well as additional maintenance costs as a result of a more extensive outage at DeRidder in first quarter 2010, compared with 2009.

Other

Loss on extinguishment of debt.    For the year ended December 31, 2010, loss on extinguishment of debt was $22.2 million. This amount consists primarily of previously unamortized deferred financing costs for our Tranche B term loan facility, which was paid off as part of our March 2010 debt refinancing. For the year ended December 31, 2009, loss on extinguishment of debt was $44.1 million as a result of the October 2009 debt restructuring. For the year ended December 31, 2009, BZ Intermediate loss on extinguishment of debt was $66.8 million as a result of excluding the gain on the repurchase of the notes payable, which was held by, and therefore recognized by, Boise Inc. as part of the October 2009 debt restructuring.

Interest expense.    For the year ended December 31, 2010 and 2009, interest expense was $64.8 million and $83.3 million, respectively, which includes interest on our debt obligations as well as the amortization of deferred financing costs and other. Interest expense decreased period over period due to our reduced principal balances. Interest expense for BZ Intermediate was $74.3 million for the year ended December 31, 2009. This amount does not include the gain on repurchase of Boise Inc.’s notes payable, which were recognized by Boise Inc.

Income taxes.    For the year ended December 31, 2010, Boise Inc. recorded $45.4 million of income tax expense, and Boise Inc.’s effective tax rate was 42.0%. For the year ended December 31, 2009, Boise Inc. recorded $28.0 million of income tax expense and had an effective tax rate of 15.4%. In the prior year, Boise Inc. released valuation allowances recorded during 2008 because Boise Inc. expected to be able to utilize deferred tax assets to offset deferred tax liabilities. This resulted in a lower effective tax rate during 2009, relative to 2010.

For the year ended December 31, 2010, BZ Intermediate recorded $44.5 million of income tax expense and had an effective tax rate of 41.2%. For the year ended December 31, 2009, BZ Intermediate recorded $20.4 million of income tax expense and had an effective tax rate of 12.1%. In the prior year, BZ Intermediate released valuation allowances recorded during 2008 because BZ Intermediate expected to be able to utilize deferred tax assets to offset deferred tax liabilities. This resulted in a lower effective tax rate during 2009, relative to 2010.

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

Paper.    Sales decreased $237.2 million, or 14%, to $1,420.0 million for the year ended December 31, 2009, from $1,657.2 million for the combined year ended December 31, 2008. This decrease was driven primarily by a 13% decline in uncoated freesheet paper sales volumes, due primarily to lower production capacity as a result of the St. Helens mill restructuring and to market downtime as a result of declining demand. Sales volumes for uncoated freesheet paper commodity grades declined 10%, and premium and specialty grades declined 19%, compared with 2008, driven primarily by sharp reductions in printing and converting sales volumes. Sales volumes in our label and release, flexible packaging, and premium office grades grew 4%, compared with 2008, as we continued to convert commodity production to label and release at our Wallula, Washington, mill. Reduced volumes were offset partially by higher prices. Overall uncoated freesheet paper net sales prices increased 3%, compared with 2008, as both commodity and premium and specialty uncoated freesheet paper net sales prices increased.

Packaging.    Sales decreased $228.8 million, or 28%, to $588.4 million for the year ended December 31, 2009, from $817.2 million for the year ended December 31, 2008. The decrease was driven by lower sales volumes for newsprint and corrugated products and lower net sales prices for newsprint and linerboard, offset partially by higher segment linerboard sales volumes and higher corrugated products sales prices. Sales volumes for newsprint declined 48% and for corrugated container and sheets declined 5%, while segment linerboard sales volumes increased 10%, compared with 2008. Net sales prices for segment linerboard declined 24%, newsprint net sales prices declined 20%, and corrugated products net sales prices increased 2% over the same time period. Demand for linerboard was weak early in 2009 but improved later in the year, particularly in export markets. Newsprint experienced a significant decline in demand during 2009, resulting in market downtime during the period to match production with demand. In April 2009, we indefinitely idled our D2 newsprint machine in DeRidder, Louisiana.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, decreased $499.9 million, or 23%, to $1,633.1 million for the year ended December 31, 2009, from $2,133.0 million for the combined year ended December 31, 2008. The decrease was driven primarily by lower prices and lower consumption of inputs and by fixed cost reductions as a result of the St. Helens mill restructuring and the idling of our D2 newsprint machine.

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

St. Helens mill restructuring.    The years ended December 31, 2009 and 2008, include $5.8 million and $37.6 million, respectively, of costs associated with the restructuring of our St. Helens, Oregon, paper mill. For 2008, $28.8 million of the costs related to noncash expenses. These costs are recorded in our Paper segment. The $5.8 million of costs recorded in 2009 related to decommissioning and other costs associated with the restructuring of the mill and are recorded in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). Of the $37.6 million pretax loss recorded in 2008, $7.8 million related to the write-down of inventory and is recorded in “Materials, labor, and other operating expenses” in the Consolidated Statement of Income (Loss). We recorded the remaining $29.8 million of restructuring costs in “St. Helens mill restructuring” in the Consolidated Statement of Income (Loss). These costs included asset write-downs for plant and equipment at the St. Helens mill, employee-related severance costs, pension curtailment losses, and other miscellaneous costs related to the restructuring of the mill.

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

Other (income) expense, net.    “Other (income) expense, net” includes miscellaneous income and expense items. For the year ended December 31, 2009, we had $4.0 million of expense, compared with $4.0 million of income in the combined prior year. In 2009, $4.0 million of expense consisted primarily of expenses related to the idling of our D2 newsprint machine at our DeRidder mill. In 2008 the $4.0 million of income consisted primarily of a $2.9 million gain on changes in supplemental pension plans and a net gain on sales of assets of $1.0 million for the Predecessor period of January 1 through February 21, 2008.

Income from operations.    Income from operations for the year ended December 31, 2009, increased $242.6 million to $305.6 million, compared with $63.0 million for the combined year ended December 31, 2008. This increase was driven primarily by reduced input and fixed costs, alternative fuel mixture credits for our use of renewable biomass fuels, and the restructuring of our St. Helen’s mill in late 2008. This increase was offset partially by reduced depreciation in 2008 due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition, reduced volumes, and lower net sales prices in our Packaging segment. Income for the combined year ended December 31, 2008, was negatively affected by approximately $20.5 million due to the DeRidder outage in the first quarter and $10.2 million due to inventory purchase price adjustments.

Paper.    Segment income increased $209.3 million, or 392%, to $262.7 million in 2009 from $53.4 million in the combined year ended December 31, 2008. The impact of the alternative fuel mixture credits was $149.9 million. The remainder of this increase was due primarily to reduced input and fixed costs and the restructuring of our St. Helen’s mill in late 2008, offset partially by lower sales volumes and reduced depreciation due to the suspension of depreciation for the assets being held for sale as a result of the Acquisition. The combined year ended December 31, 2008, included $7.4 million of expense from inventory purchase accounting adjustments.

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

Loss on extinguishment of debt.    For the year ended December 31, 2009, Boise Inc.’s loss on extinguishment of debt was $44.1 million as a result of the October 2009 debt restructuring, and the loss for BZ Intermediate was $66.8 million. BZ Intermediate’s loss was greater because it did not receive the gain on repurchase of notes payable, which were held by Boise Inc. For additional information, refer to our discussion under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest expense.    For the year ended December 31, 2009, interest expense was $83.3 million, of which $56.9 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $9.0 million related to notes payable and $11.3 million for amortization of deferred financing costs. For the combined year ended December 31, 2008, interest expense was $91.2 million, of which $72.1 million consisted of cash interest payments related to debt under our senior secured credit facilities. The remaining amount of interest expense consisted primarily of noncash items, including the following: $8.3 million related to notes payable and $9.3 million for amortization of deferred financing costs.

Interest income.    For the year ended December 31, 2009, interest income was $0.4 million, compared with $2.4 million for the combined year ended December 31, 2008. Interest income for the period prior to February 22, 2008, is attributable to income from interest earned on trust assets held by Aldabra 2 Acquisition Corp.

Income taxes.    For the year ended December 31, 2009, Boise Inc. recorded $28.0 million of income tax expense and had an effective tax rate of 15.4%. Boise Inc. increased its income tax expense in 2009 as a result of its uncertain tax position regarding alternative fuel mixture credits. This increase was offset by a $44.1 million tax benefit from the release of valuation allowances. For the year ended December 31, 2008, Boise Inc. recorded $8.8 million of income tax benefits related to losses incurred during the year and had an effective tax benefit rate of 16.2%.

For the year ended December 31, 2009, BZ Intermediate recorded $20.4 million of income tax expense and had an effective tax rate of 12.1%. BZ Intermediate increased its income tax expense in 2009 as a result of its uncertain tax position regarding alternative fuel mixture credits. This increase was offset by a $45.7 million tax benefit from the release of valuation allowances. For the year ended December 31, 2008, BZ Intermediate recorded $5.8 million of income tax benefits related to losses incurred during the year and had an effective tax benefit rate of 12.3%.

Liquidity and Capital Resources

During 2010, we continued to improve our liquidity position. At December 31, 2010 and 2009, we had $177.5 million and $79.4 million, respectively, of cash, cash equivalents, and short-term investments and $781.8 million and $815.9 million of debt, respectively. In 2010, we generated higher operating cash flows from increased sales prices in both the Paper and Packaging segments and, to a lesser extent, increased sales volumes in the Packaging segment. During 2010, we paid a special dividend of $0.40 per common share, or $32.3 million, and we refinanced some of our variable-rate debt to fixed-rate debt, which reduced our exposure to future interest rate changes. At December 31, 2010, 42.0 million warrants and 2.3 million insider warrants for which we will receive no proceeds were outstanding. The warrants expire on June 18, 2011. If all outstanding warrants were exercised at the $7.50 exercise price, we would receive cash proceeds of approximately $315 million.

At December 31, 2010, our cash was invested in high-quality, short-term investments, which we record in “Cash and cash equivalents.” The credit quality of our portfolio of short-term investments remains strong, with the majority of our cash and cash equivalents invested in money market funds that are broadly diversified in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

If a contractually committed lender fails to honor its commitment under the $250.0 million Revolving Credit Facility, the other lenders would remain committed for their portion of the total facility. A total of 12 lenders participated in the revolving credit facility (the Revolving Credit Facility) at December 31, 2010, and the largest single commitment under the Revolving Credit Facility was $100.0 million. At December 31, 2010, we did not have any borrowings outstanding under the Revolving Credit Facility. Thus, at December 31, 2010, our aggregate liquidity from unused borrowing capacity under the Revolving Credit Facility totaled $245.4 million, net of outstanding letters of credit of $4.6 million.

We believe that our cash as well as our cash flows from operations and the available borrowing capacity under our $250.0 million Revolving Credit Facility will be adequate to provide cash as required to support our ongoing operations, property and equipment expenditures, and debt service obligations for at least the next 12 months.

Sources and Uses of Cash

We generate cash from sales of our products and from short- and long-term borrowings, as well as from cash proceeds from the sale of nonstrategic assets. In 2010 and 2009, we received cash from the alternative fuel mixture credits the U.S. Internal Revenue Code allowed for taxpayers using alternative fuels in the taxpayer’s trade or business. Eligibility for new credits expired on December 31, 2009. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, pay dividends, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash through operating activities (including a sensitivity analysis related to our sources and uses of cash from/for operating activities), investing activities, and financing activities.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, compensation, energy, chemicals, and interest. Operating activities provided cash in 2010, 2009, and 2008 as follows:

2010 Compared With 2009

In 2010 and 2009, our operating activities provided $289.8 million and $458.7 million of cash, respectively. Compared with 2009, the decrease in cash provided by operations relates primarily to the following:

•

A $91.1 million decrease in net income. As discussed under “Operating Results” above, the lower net income in 2010 was due primarily to the cessation of the alternative fuel mixture credits that we received during 2009. We recorded $207.6 million of income from alternative fuel mixture credits, including fees and expenses and before taxes during 2009. The decrease in net income during 2010 was partially offset by a $38.8 million and $59.5 million increase in income, excluding alternative fuel mixture credits in our Paper and Packaging segments, respectively.

•

During 2010, decreases in working capital provided $38.1 million in cash, compared with $91.6 million in 2009. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. During 2010, the decreases in working capital primarily related to the collection of a $56.6 million receivable related to the alternative fuel mixture credits partially offset by a $17.1 million increase in inventories. The increase in inventories is primarily due to higher linerboard prices. Additionally, we had slightly higher inventory at the end of 2010, compared with the end of 2009.

•

More cash contributions to our pension and other postretirement benefit plans. During 2010, we contributed $25.6 million to our pension and other postretirement benefit plans, compared with $13.0 million during 2009.

2009 Compared With 2008

Unless otherwise noted, this discussion of liquidity and capital resources with respect to 2008 refers to the combined activities of Boise Inc. and the Predecessor.

In 2009 and 2008, our operating activities provided $458.7 million and $104.6 million of cash, respectively. Compared with 2008, the increase in cash provided by operations related primarily to the following:

•

A $176.6 million increase in net income. As discussed under “Operating Results” above, we recorded $207.6 million of income from alternative fuel mixture credits, including fees and expenses and before taxes in 2009. Also contributing to the increase in net income was increased income in our Paper segment, which increased $59.4 million, excluding the impact of the alternative fuel mixture credits. These increases were partially offset by a $44.1 million (Boise Inc.) or $66.8 million (BZ Intermediate) loss on extinguishment of debt related to the write-off of previously unamortized deferred financing costs.

•

During 2009, we generated $91.6 million of cash through working capital reductions, compared with using $50.5 million of cash in 2008. During 2009, the working capital reduction primarily related to decreased inventories, increased accounts payable and accrued liabilities, offset partially by increased receivables.

•

Inventories in the Paper and the Packaging segments were down $59.1 million and $23.7 million, respectively, providing $83.0 million in cash from operations as we concentrated on inventory reduction. The decline in Paper segment inventories was due in part to the liquidation of St. Helens inventory related to the mill restructuring. The annual shutdown during December 2009 at our mill in Jackson, Alabama, reduced inventory levels at year end as we sold inventory that we had on hand. Further declines in inventory within the Packaging segment resulted from operating one newsprint machine rather than the two we were operating at the end of 2008.

•

Higher levels of accounts payable and accrued liabilities provided $25.7 million of cash from operations. We experienced higher accounts payable and accrued liabilities in the Paper and Corporate and Other segments. These increases were offset by decreases in the Packaging segment. We had higher incentive compensation accruals at December 31, 2009, than at December 31, 2008, as we did not pay any incentive compensation related to 2008. The increase in accounts payable and accrued liabilities in the Paper segment was due primarily to the annual mill shutdown at our Jackson mill, offset by the reduction of payables and accrued liabilities as a result of the St. Helens mill restructuring. The decrease in accounts payable and accrued liabilities within the Packaging segment was due in part to reconfigured newsprint operations.

•

Higher levels of receivables used $18.6 million of cash from operations, which is attributable primarily to an increase in “Other” receivables relating to the alternative fuel mixture credits of $56.6 million, offset partially by a $35.5 million decrease in trade receivables. The decrease in trade receivables was due primarily to lower sales within each of our operating segments.

•

The increase in cash provided by the items above was partially offset by more cash contributions to our pension and postretirement benefit plans in 2009. During 2009, we contributed $13.0 million to our pension and other postretirement benefit plans, compared with $2.5 million during 2008.

Sensitivity Analysis Related to Sources and Uses of Cash From/For Our Operating Activities

Sources and uses of cash flows from operating activities

Our primary source of cash is revenue generated by the sale of our packaging and paper products, including uncoated freesheet papers, linerboard, corrugated containers and sheets, and newsprint. Declines in working capital also provide cash for operations, including declines in receivables from sales of our products, reductions in inventory levels, reductions in prepaid expenses, and increases in accounts payable and other accrued liabilities.

In 2010, we sold the following:

•	1.2 million short tons of uncoated freesheet paper.

•	225,000 short tons of linerboard to third parties.

•	6,735 million square feet of corrugated containers and sheets.

•	231,000 short tons of newsprint.

•	81,000 short tons of market pulp.

During 2010, selling prices for linerboard (sold to third parties), newsprint, and uncoated freesheet increased 21%, 7%, and 2%, respectively, while prices for corrugated containers and sheets declined 2%. Selling prices for linerboard (sold to third parties) and newsprint improved due to strengthening demand and improved market conditions. During 2009, we took 44,000 and 225,000 short tons of market related downtime for linerboard and newsprint, respectively, while we did not take any during 2010. The newsprint downtime in 2009 included the idled short tons related to the April 2009 D2 newsprint machine idling. During 2010, we took 17,000 short tons of downtime in uncoated freesheet, compared with 42,000 short tons taken during 2009.

Our primary uses of cash are for expenses related to the manufacture of packaging and paper products, including fiber, compensation, energy, and chemicals. For further information pertaining to our expenses see “Our Operating Results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sensitivity Analysis

Our operations can be affected by the following sensitivities, which are based on 2010 operations (dollars in millions):

Sensitivity Analysis	Estimated Annual Impact on Income Before Taxes

Each $10/short ton change in the selling price of the following products (except for corrugated containers and sheets):

Paper
Uncoated freesheet	$12

Packaging
Containerboard (linerboard)	2
Newsprint	2
Corrugated containers and sheets ($1.00/msf change in price)	7

Interest rate (1% change in interest rate on our variable-rate debt before hedging)	2

Energy (a)
Natural gas ($1.00/mmBtu change in price)	12
Diesel ($0.50/gallon change in price)	8

Fiber (1% change in cost of fiber)	5

Chemicals (1% change in cost of chemicals)	2

(a)	Based on 2010 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas.

Investment Activities

2010

For the year ended December 31, 2010, investing activities consisted primarily of expenditures for property and equipment and purchases and maturities of short-term investments. Cash investing activities used $109.3 million, $84.5 million, and $900.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Cash capital expenditures for property, plant, and equipment for the year ended December 31, 2010, were $111.6 million. Cash investing activities for the year ended December 31, 2010, also included $25.3 million for purchases of short-term investments and $24.7 million of maturities of short-term investments, which consisted of funds invested in certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC).

Details of cash capital expenditures for property, plant, and equipment by segment for the year ended December 31, 2010, are included in the table below (dollars in millions):

	Year Ended December 31, 2010
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total

Paper	$0.1	$18.5	$49.2	$67.8
Packaging	2.1	9.1	27.4	38.6
Corporate and Other	—	1.2	4.0	5.2

	$2.2	$28.8	$80.6	$111.6

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

We expect capital investments in 2011 to be between $115 million and $125 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. Our capital spending in 2011 will be for cost savings, business improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our performance improvement projects also focus on opportunities to improve our energy efficiency. We spent $4 million in 2010 and expect to spend about the same amount in 2011 for capital environmental compliance requirements.

2009

For the year ended December 31, 2009, investing activities consisted primarily of expenditures for property and equipment and purchases and maturities of short-term investments. Cash investing activities used $84.5 million for the year ended December 31, 2009.

Cash capital expenditures for property, plant, and equipment for the year ended December 31, 2009, were $77.1 million. Cash investing activities for the year ended December 31, 2009, also included a net amount of $10.0 million for purchases of short-term investments, which consisted of funds invested in certificates of deposit insured by the FDIC.

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

For the year ended December 31, 2008, investing activities included $1.2 billion in cash spent for the Acquisition, excluding deferred financing costs, as discussed above.

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

Financing Activities

Cash used for financing activities was $83.1 million for the year ended December 31, 2010, compared with $327.3 million of cash used for financing activities for the same period in 2009. Financing activities for the year ended December 31, 2010, reflect $334.1 million of long-term debt repayments, $300.0 million of debt issuances, $12.0 million of cash paid for deferred financing costs, and $32.3 million for payments of a special dividend of $0.40 per common share. Financing activities for the year ended December 31, 2009, reflect the issuance of $300 million of 9% Senior Notes due in 2017 obtained as a result of our debt restructuring and repayment of approximately $510 million of existing debt.

Our expected debt service obligation, assuming debt and interest rates stay at December 31, 2010, levels, is estimated to be approximately $101 million for 2011 and $185 million for 2012, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $2 million per year (based on debt levels and interest rates as of December 31, 2010). Our sensitivity to increases in interest rates decreased in 2010 as a result of paying off our variable-rate debt and exchanging variable-rate debt for fixed-rate debt.

We lease our distribution centers, as well as other property and equipment, under operating leases. These operating leases are not included in debt; however, they represent a commitment. Obligations under operating leases are shown in the “Contractual Obligations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the year ended December 31, 2008, cash financing activities were $817.7 million and reflect approximately $1.1 billion of debt financing obtained in conjunction with the Acquisition, offset partially by $120.2 million paid to stockholders who exercised their conversion rights, $94.3 million of deferred financing costs and underwriting fees, and $88.3 million of debt repayments.

For more information about our debt, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2010. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities (dollars in millions):

	Payments Due by Period
	2011	2012-2013	2014-2015	Thereafter	Total

Long-term debt, including current portion (a)	$43.8	$138.0	$—	$600.0	$781.8
Interest (b)	56.1	105.1	102.0	162.0	425.2
Operating leases (c)	11.7	19.3	13.8	12.8	57.6
Purchase obligations
Raw materials and finished goods inventory (d)	54.7	24.8	8.6	—	88.1
Utilities (e)	22.8	4.2	0.2	—	27.2
Other	2.9	0.4	—	—	3.3
Other long-term liabilities reflected on our Balance Sheet (f):
Compensation and benefits (g)	3.4	57.3	46.5	14.5	121.7
Other (h)	3.5	3.8	2.5	34.0	43.8

	$198.9	$352.9	$173.6	$823.3	$1,548.7

(a)	The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt. For more information, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplemental Data” of this Form 10-K.

(b)	Amounts represent estimated interest payments as of December 31, 2010, and assume our long-term debt is held to maturity.

(c)	We enter into operating leases in the normal course of business. We lease our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. For more information, see Note 7, Leases, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(d)	Included among our raw materials purchase obligations are contracts to purchase approximately $81 million of wood fiber. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2011 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)	We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2010, or upon contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)	Long-term deferred income taxes of $88.2 million are excluded from this table because the timing of their future cash outflows are uncertain.

(g)	Amounts consist primarily of pension and other postretirement benefit obligations, including current portion of $0.4 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(h)	Includes current liabilities of $3.5 million primarily related to the current portion of workers’ compensation liability.

Off-Balance-Sheet Activities

At December  31, 2010 and 2009, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 11, Debt, and Note 19, Commitments, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

Our major costs of production are compensation, fiber, energy, and chemicals. Pricing for these manufacturing inputs can be subject to both macroeconomic inflationary influences and regional supply and demand. For example, fiber prices are highly dependent on regional wood supply and demand trends. Pricing for natural gas, which constitutes a significant portion of our energy costs, tends to follow macroeconomic supply and demand trends and can fluctuate based on many factors, including weather and natural gas storage levels. Many of our chemicals are specialized, and pricing may not correlate with macroeconomic trends. Pricing for our manufactured end products is dependent on industry supply and demand trends, which in turn can be influenced by macroeconomic manufacturing activity, employment levels, and consumer spending.

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

Disclosures of Financial Market Risks

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives that are not designated as economic hedges, such as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

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

The table below provides a summary of our long-term debt obligations as of December 31, 2010. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Changes in market rates of interest affect the fair value of our fixed-rate debt (dollars in millions):

	2011	2012	2013	2014	2015	There- after	December 31, 2010
							Total	Fair Value

Debt
Long-term debt (a)	$43.8	$129.6	$8.4	$—	$—	$600.0	$781.8	$843.6
Fixed-rate debt payments (b)
9% senior notes (c)	$—	$—	$—	$—	$—	$300.0	$300.0	$337.9
8% senior notes (c)	—	—	—	—	—	300.0	300.0	325.8
Average interest rate (as percentage)	—	—	—	—	—	8.50	8.50	—
Variable-rate debt payments (b)	$43.8	$129.6	$8.4	$—	$—	$—	$181.8	$179.9
Average interest rate (as percentage) (d)	3.06	3.06	3.06	—	—	—	3.06	—

(a)	Includes current portion.

(b)	These obligations are further explained in Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(c)	The table assumes that accumulated interest is paid semiannually.

(d)	Does not include the effect of interest rate derivatives.

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

We incur, and we expect to incur, substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. We spent $4 million in 2010 and expect to spend about the same amount in 2011 for capital environmental compliance requirements. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers.

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

On June 4, 2010, the EPA proposed National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters (aka Boiler MACT rules). The recently released Boiler MACT rules will require process modifications and/or installation of air pollution controls on power boilers (principally our biomass-fuel-fired boilers) at our pulp and paper mills, and we are currently reviewing those rules to understand the effect they will have on our operations. The cost of compliance is likely to be significant. Our early estimates indicated compliance could result in additional capital spending of up to $90 million over a three-year period.

Climate change, in its many dimensions (legislative, regulatory, market, and physical), has the potential to significantly affect our business. Boise relies on a sustainably managed supply of woody biomass as our principal raw material and main energy source. About 67% of our energy comes from renewable woody biomass. The carbon dioxide emitted when burning biomass from sustainably managed sources for energy is generally considered to be carbon neutral (does not contribute to climate change) because it is recycled in a closed loop whereby the carbon is removed from the atmosphere by the biomass and then returned to the atmosphere when the biomass is burned, resulting in no net increase of carbon dioxide in the atmosphere. Significant amounts of carbon are permanently sequestered in forests and forest products.

Our manufacturing operations emit greenhouse gases (GHGs), which may contribute to global warming and climate change. We are a voluntary member of the United States Environmental Protection Agency (EPA) Climate Leaders program and the Chicago Climate Exchange (CCX). Under these programs, we have established GHG emission inventories using established protocols, and in the case of the CCX, the emissions have been third-party verified. In 2009 (the last reported year), our company emitted about 2.0 million metric tonnes of GHG carbon dioxide equivalents, comprising about 0.8 million metric tonnes of direct emissions and 1.2 million metric tonnes of indirect emissions from purchased electricity. A metric tonne is 2,205 pounds. The carbon dioxide from burning biomass, which is generally considered to be carbon neutral, is excluded from our GHG inventories. In 2011, we will begin reporting GHGs for calendar year 2010 under the EPA’s mandatory regulatory program.

Climate change legislative and regulatory activities that affect our operations generally focus on reducing GHG emissions through some combination of GHG limitations (such as cap and trade or emission standards) and a renewable electricity standard (RES). Three of the five states in which our primary GHG emitting facilities operate (Minnesota, Oregon, and Washington) have an RES. There is currently no national RES in effect. The RES could increase our energy cost due to the higher-cost of renewable electrical generation facilities, compared with those generating electricity from fossil fuel.

The prognosis for enacting national climate change legislation into law is uncertain. The effect of any climate change legislation on our operations is also uncertain. Furthermore, U.S. legislation and regulation may put our operations at a competitive disadvantage relative to foreign competition if competing countries have not enacted commensurate GHG reduction programs.

The EPA initiated the regulation of GHGs following its “endangerment finding” in December 2009. The EPA has issued final regulations (known as the Tailoring Rule) for GHGs from stationary sources under its Clean Air Act Title V permitting and Prevention of Significant Deterioration programs in 2010. These rules are to be phased in, but they begin taking effect on January 2, 2011. Such rules could lead to longer permitting times and additional costs to reduce GHG emissions at our pulp and paper mills.

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

Pensions

We calculate pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement rates, mortality rates, expected contributions, and other factors. We based the assumptions used in this analysis to calculate pension expense on the following factors:

Discount Rate Assumption.    The discount rate reflects the current rate at which the pension obligations could be settled on the measurement date—December 31. The discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The Aa-graded bonds included in the yield curve reflect anticipated investments that would be made to match the expected monthly benefit payments over time and do not include all Aa-graded corporate bonds. The plan’s projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption.    The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2011 net periodic benefit cost is 7.25%. In 2010, plan assets performed well above the long-term return assumption.

Rate of Compensation Increases.    Salaried pension benefits are frozen, so the compensation increase assumption is not applicable. Negotiated compensation increases are reflected in the projected benefit obligation for certain hourly employees with salary-related benefits.

Retirement and Mortality Rates.    These rates were developed to reflect actual and projected plan experience.

Expected Contributions.    Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. We estimate that we will be required to contribute approximately $3 million in 2011 and approximately $32 million in 2012.

We recognize the funded status of our pension and other postretirement benefit plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of “Accumulated other comprehensive income (loss)” in our Consolidated Statement of Stockholders’ Equity for Boise Inc. or Consolidated Statements of Capital for BZ Intermediate. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2010 and 2011 pension expense (dollars in millions). These sensitivities are specific to 2010 and 2011. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

	Base Expense	Increase (Decrease) in Pension Expense
		0.25 % Increase	0.25% Decrease
2010 Expense
Discount rate	$9.7	$(0.6)	$0.6
Expected rate of return on plan assets	9.7	(0.8)	0.8

2011 Expense
Discount rate	$12.6	$(1.5)	$1.5
Expected rate of return on plan assets	12.6	(0.8)	0.8

We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period. As discussed above, the future effects of pension plans on our financial position and results of operations will depend on economic conditions, employee demographics, mortality rates, retirement rates, investment performance, and funding decisions, among other factors. The following table presents selected assumptions used and expected to be used in the measurement of pension expense in the following periods (dollars in millions):

	Year Ending December 31, 2011	Year Ended December 31
		2010	2009

Pension expense	$12.6	$9.7	$8.7

Discount rate	5.50%	6.10%	6.20%
Expected rate of return on plan assets	7.25%	7.25%	7.25%

The difference between our expected returns and our actual returns affects the amount of expense we recognize in future years. However, under pension accounting rules, this impact is recognized over time. In addition, we are required to adjust our equity in “Accumulated other comprehensive income (loss)” in our Consolidated Statement of Stockholders’ Equity for Boise Inc. or Consolidated Statements of Capital for BZ Intermediate to record minimum pension liabilities under accounting rules. In 2010, we recorded a $14.5 million pretax decrease in equity. The amount of expense and minimum pension liability we recognize depends on, among other things, actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, and modifications to our plans.

Pension funding requirements depend in part on returns on plan assets. As of December 31, 2010, our pension assets had a market value of $356 million, compared with $302 million at December 31, 2009. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in our plan asset return assumptions, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. Changes in the financial markets may require us to make larger than previously anticipated contributions to our pension plans.

Income Taxes

We account for income taxes and separately recognize deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. We also recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

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

Both Boise Inc. and BZ Intermediate recognize interest and penalties related to uncertain tax positions as income tax expense in their Consolidated Statements of Income (Loss).

Long-Lived Asset Impairment

An impairment of a long-lived asset exists when the carrying value of an asset is not recoverable through future undiscounted cash flows from operations and when the carrying value of the asset exceeds its fair value. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Long-lived asset impairment is a critical accounting estimate, as it is susceptible to change from period to period. To estimate whether the carrying value of an asset or asset group is impaired, we estimate the undiscounted cash flows that could be generated under a range of possible outcomes. To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. In addition, estimates of future cash flows may change based on the availability of fiber, environmental requirements, capital spending, and other strategic management decisions. We estimate the fair value of an asset or asset group based on quoted market prices (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available. When quoted market prices are not available, we use a discounted cash flow model to estimate fair value.

If the markets for our products deteriorate significantly or if we decide to invest capital differently and if other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges that could have a material effect on our results of operations. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk can be found under the caption “Disclosures of Financial Market Risks” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

See “Liquidity and Capital Resources, Operating Activities” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for our disclosures about our sensitivities to changes in prices for our major products, production inputs, and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Inc. Consolidated Statements of Income (Loss)

(dollars and shares in thousands, except per-share data)

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008

Sales
Trade	$2,058,132	$1,935,410	$1,990,207	$258,430
Related parties	35,645	42,782	80,425	101,490

	2,093,777	1,978,192	2,070,632	359,920

Costs and expenses
Materials, labor, and other operating expenses	1,634,039	1,596,214	1,756,826	313,931
Fiber costs from related parties	25,259	36,858	54,628	7,662
Depreciation, amortization, and depletion	129,926	131,500	109,988	477
Selling and distribution expenses	58,107	55,524	48,278	9,097
General and administrative expenses	52,273	50,250	34,258	6,606
St. Helens mill restructuring	180	5,805	29,780	—
Alternative fuel mixture credits, net	—	(207,607)	—	—
Other (income) expense, net	33	4,005	(2,980)	(989)

	1,899,817	1,672,549	2,030,778	336,784

Income from operations	193,960	305,643	39,854	23,136

Foreign exchange gain (loss)	890	2,639	(4,696)	54
Change in fair value of interest rate derivatives	(43)	568	(479)	—
Loss on extinguishment of debt	(22,225)	(44,102)	—	—
Interest expense	(64,782)	(83,263)	(91,220)	(2)
Interest income	306	367	2,246	161

	(85,854)	(123,791)	(94,149)	213

Income (loss) before income taxes	108,106	181,852	(54,295)	23,349
Income tax (provision) benefit	(45,372)	(28,010)	8,772	(563)

Net income (loss)	$62,734	$153,842	$(45,523)	$22,786

Weighted average common shares outstanding:
Basic	80,461	78,355	73,636	—
Diluted	84,131	83,081	73,636	—

Net income (loss) per common share:
Basic	$0.78	$1.96	$(0.62)	$—
Diluted	0.75	1.85	(0.62)	—

See accompanying notes to consolidated financial statements.

Boise Inc. Consolidated Balance Sheets

(dollars in thousands)

	December 31
	2010	2009

ASSETS

Current
Cash and cash equivalents	$166,833	$69,393
Short-term investments	10,621	10,023
Receivables
Trade, less allowances of $603 and $839	188,588	185,110
Related parties	1	2,056
Other	3,839	62,410
Inventories	261,471	252,173
Deferred income taxes	16,658	—
Prepaid and other	5,214	4,819

	653,225	585,984

Property
Property and equipment, net	1,199,035	1,205,679
Fiber farms and deposits	18,285	17,094

	1,217,320	1,222,773

Deferred financing costs	30,396	47,369
Intangible assets, net	29,605	32,358
Other assets	8,444	7,306

Total assets	$1,938,990	$1,895,790

See accompanying notes to consolidated financial statements.

Boise Inc. Consolidated Balance Sheets (continued)

(dollars and shares in thousands, except per-share data)

	December 31
	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$43,750	$30,711
Income taxes payable	82	240
Accounts payable
Trade	178,923	172,518
Related parties	291	2,598
Accrued liabilities
Compensation and benefits	54,574	67,948
Interest payable	10,535	4,946
Other	16,123	23,735

	304,278	302,696

Debt
Long-term debt, less current portion	738,081	785,216

Other
Deferred income taxes	88,200	32,253
Compensation and benefits	121,318	123,889
Other long-term liabilities	40,278	30,801

	249,796	186,943

Commitments and contingent liabilities

Stockholders’ Equity
Preferred stock, $.0001 par value per share:	—	—
1,000 shares authorized; none issued
Common stock, $.0001 par value per share:	8	8
250,000 shares authorized;
84,845 shares and 84,419 shares issued and outstanding
Additional paid-in capital	581,442	578,669
Accumulated other comprehensive income (loss)	(78,822)	(71,553)
Retained earnings	144,207	113,811

Total stockholders’ equity	646,835	620,935

Total liabilities and stockholders’ equity	$1,938,990	$1,895,790

See accompanying notes to consolidated financial statements.

Boise Inc. Consolidated Statements of Cash Flows

(dollars in thousands)

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008
Cash provided by (used for) operations
Net income (loss)	$62,734	$153,842	$(45,523)	$22,786
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	137,495	144,079	119,933	477
Share-based compensation expense	3,733	3,518	3,096	—
Related-party interest expense	—	—	2,760	—
Notes payable interest expense	—	9,000	5,512	—
Pension and other postretirement benefit expense	9,537	7,376	8,388	1,826
Deferred income taxes	38,884	27,709	(9,363)	11
Change in fair value of energy derivatives	609	(5,877)	7,445	(37)
Change in fair value of interest rate derivatives	43	(568)	479	—
St. Helens mill restructuring	—	—	35,998	—
(Gain) loss on sales of assets, net	312	514	—	(943)
Other	(869)	(2,639)	4,696	(54)
Loss on extinguishment of debt	22,225	44,102	—	—
Decrease (increase) in working capital, net of acquisitions
Receivables	57,255	(18,579)	25,296	(23,522)
Inventories	(17,120)	83,037	(28,950)	5,343
Prepaid expenses	4,690	1,470	(1,044)	875
Accounts payable and accrued liabilities	(6,690)	25,710	(17,801)	(10,718)
Current and deferred income taxes	5,585	(372)	(1,057)	335
Pension and other postretirement benefit payments	(25,637)	(13,001)	(636)	(1,826)
Other	(3,005)	(609)	(1,483)	2,326

Cash provided by (used for) operations	289,781	458,712	107,746	(3,121)

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	(543)	(1,216,459)	—
Cash released from trust, net	—	—	403,989	—
Expenditures for property and equipment	(111,619)	(77,145)	(90,597)	(10,168)
Purchases of short-term investments	(25,336)	(21,643)	—	—
Maturities of short-term investments	24,744	11,615	—	—
Sales of assets	717	1,031	394	17,662
Other	2,224	2,168	(5,703)	863

Cash provided by (used for) investment	(109,270)	(84,517)	(908,376)	8,357

Cash provided by (used for) financing
Issuances of long-term debt	300,000	310,000	1,125,700	—
Payments of long-term debt	(334,096)	(531,523)	(88,250)	—
Extinguishment of debt	—	(39,717)	—	—
Payments of notes payable	—	(52,924)	—	—
Payments to stockholders for exercise of conversion rights	—	—	(120,170)	—
Payments of deferred financing costs	(12,003)	(13,156)	(81,898)	—
Payments of deferred underwriters fees	—	—	(12,420)	—
Net equity transactions with related parties	—	—	—	(5,237)
Exercises of warrants	638	—	—	—
Payments of special dividend	(32,276)	—	—	—
Other	(5,334)	—	—	—

Cash provided by (used for) financing	(83,071)	(327,320)	822,962	(5,237)

Increase (decrease) in cash and cash equivalents	97,440	46,875	22,332	(1)
Balance at beginning of the period	69,393	22,518	186	8

Balance at end of the period	$166,833	$69,393	$22,518	$7

See accompanying notes to consolidated financial statements.

Boise Inc.

Consolidated Statements of Stockholders’ Equity

(dollars and shares in thousands, except share data)

Common Shares Outstanding		Total Stockholders’ Equity	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Income Accumulated During Development Stage	Retained Earnings (accumulated deficit)

51,750	Balance at December 31, 2007	$233,137	$—	$5	$227,640	$—	$5,492	$—

	Comprehensive loss:
	Net loss	(45,523)	—	—	—	—	—	(45,523)
	Other comprehensive loss, net of tax
	Cash flow hedges	(760)	—	—	—	(760)	—	—
	Unfunded accumulated benefit obligation	(84,922)	—	—	—	(84,922)	—	—

	Other comprehensive loss	(85,682)	—	—	—	(85,682)	—	—

	Comprehensive loss	$(131,205)

	Reclassification of income accumulated during development stage	—	—	—	—	—	(5,492)	5,492
37,857	Issuance of common stock for acquisition at $9.15 per share (net of a 12% discount for lack of marketability)	304,828	—	4	304,824	—	—	—
2,451	Restricted stock granted	3,096	—	—	3,096	—	—	—
(25)	Restricted stock forfeited	—	—	—	—	—	—	—
30	Restricted stock vested	—	—	—	—	—	—	—
	Shares of common stock subject to possible conversion converted to permanent equity	159,760	—	—	159,760	—	—	—
(12,347)	Reclassify shares of common stock subject to possible conversion that were not redeemed to permanent equity	(120,170)	—	(1)	(120,169)	—	—	—

79,716	Balance at December 31, 2008	$449,446	$—	$8	$575,151	$(85,682)	$—	$(40,031)

	Comprehensive income:
	Net income	153,842	—	—	—	—	—	153,842
	Other comprehensive income (loss), net of tax
	Cash flow hedges	207	—	—	—	207	—	—
	Investment gains (losses)	(5)	—	—	—	(5)	—	—
	Changes in unfunded accumulated benefit obligation (net of tax of $8,600)	13,927	—	—	—	13,927	—	—

	Other comprehensive income	14,129	—	—	—	14,129	—	—

	Comprehensive income	$167,971

4,602	Restricted stock granted	3,518	—	—	3,518	—	—	—
(81)	Restricted stock forfeited	—	—	—	—	—	—	—
182	Restricted stock units vested, net	—	—	—	—	—	—	—

84,419	Balance at December 31, 2009	$620,935	$—	$8	$578,669	$(71,553)	$—	$113,811

	Comprehensive income:
	Net income	62,734	—	—	—	—	—	62,734
	Other comprehensive income (loss), net of tax
	Cash flow hedges	553	—	—	—	553	—	—
	Investment gains (losses)	6	—	—	—	6	—	—
	Changes in unfunded accumulated benefit obligation (net of tax of $4,945)	(7,828)	—	—	—	(7,828)	—	—

	Other comprehensive income	(7,269)	—	—	—	(7,269)	—	—

	Comprehensive income	$55,465	—	—	—	—	—

	Dividends declared	(32,338)	—	—	—	—	—	(32,338)
	Restricted stock excess tax	31	—	—	31	—	—	—
85	Warrants exercised	638	—	—	638	—	—	—
200	Restricted stock granted	3,733	—	—	3,733	—	—	—
(221)	Restricted stock withheld for taxes	(1,629)	—	—	(1,629)	—	—	—
(42)	Restricted stock forfeited	—	—	—	—	—	—	—
404	Restricted stock units vested, net	—	—	—	—	—	—	—

84,845	Balance at December 31, 2010	$646,835	$—	$8	$581,442	$(78,822)	$—	$144,207

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Income (Loss)

(dollars in thousands)

	BZ Intermediate Holdings LLC			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008
Sales
Trade	$2,058,132	$1,935,410	$1,990,207	$258,430
Related parties	35,645	42,782	80,425	101,490

	2,093,777	1,978,192	2,070,632	359,920

Costs and expenses
Materials, labor, and other operating expenses	1,634,039	1,596,214	1,756,826	313,931
Fiber costs from related parties	25,259	36,858	54,628	7,662
Depreciation, amortization, and depletion	129,926	131,500	109,988	477
Selling and distribution expenses	58,107	55,524	48,278	9,097
General and administrative expenses	52,273	50,250	34,318	6,606
St. Helens mill restructuring	180	5,805	29,780	—
Alternative fuel mixture credits, net	—	(207,607)	—	—
Other (income) expense, net	33	4,005	(2,980)	(989)

	1,899,817	1,672,549	2,030,838	336,784

Income from operations	193,960	305,643	39,794	23,136

Foreign exchange gain (loss)	890	2,639	(4,696)	54
Change in fair value of interest rate derivatives	(43)	568	(479)	—
Loss on extinguishment of debt	(22,225)	(66,784)	—	—
Interest expense	(64,782)	(74,263)	(82,945)	(2)
Interest income	306	367	617	161

	(85,854)	(137,473)	(87,503)	213

Income (loss) before income taxes	108,106	168,170	(47,709)	23,349
Income tax (provision) benefit	(44,529)	(20,356)	5,849	(563)

Net income (loss)	$63,577	$147,814	$(41,860)	$22,786

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets

(dollars in thousands)

	December 31
	2010	2009

ASSETS

Current
Cash and cash equivalents	$166,833	$69,393
Short-term investments	10,621	10,023
Receivables
Trade, less allowances of $603 and $839	188,588	185,110
Related parties	1	2,056
Other	3,839	62,410
Inventories	261,471	252,173
Deferred income taxes	16,658	—
Prepaid and other	5,214	4,819

	653,225	585,984

Property
Property and equipment, net	1,199,035	1,205,679
Fiber farms and deposits	18,285	17,094

	1,217,320	1,222,773

Deferred financing costs	30,396	47,369
Intangible assets, net	29,605	32,358
Other assets	8,444	7,306

Total assets	$1,938,990	$1,895,790

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets (continued)

(dollars in thousands)

	December 31
	2010	2009

LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$43,750	$30,711
Income taxes payable	82	240
Accounts payable
Trade	178,923	172,518
Related parties	291	2,598
Accrued liabilities
Compensation and benefits	54,574	67,948
Interest payable	10,535	4,946
Other	16,123	23,735

	304,278	302,696

Debt
Long-term debt, less current portion	738,081	785,216

Other
Deferred income taxes	79,451	24,563
Compensation and benefits	121,318	123,889
Other long-term liabilities	40,530	30,836

	241,299	179,288

Commitments and contingent liabilities

Capital
Business unit equity	655,332	628,590

Total liabilities and capital	$1,938,990	$1,895,790

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Cash Flows

(dollars in thousands)

	BZ Intermediate Holdings LLC			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008

Cash provided by (used for) operations
Net income (loss)	$63,577	$147,814	$(41,860)	$22,786
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	137,495	144,079	119,933	477
Share-based compensation expense	3,733	3,518	3,096	—
Pension and other postretirement benefit expense	9,537	7,376	8,388	1,826
Deferred income taxes	37,882	20,020	(6,439)	11
Change in fair value of energy derivatives	609	(5,877)	7,445	(37)
Change in fair value of interest rate derivatives	43	(568)	479	—
St. Helens mill restructuring	—	—	35,998	—
(Gain) loss on sales of assets, net	312	514	—	(943)
Other	(869)	(2,639)	4,696	(54)
Loss on extinguishment of debt	22,225	66,784	—	—
Decrease (increase) in working capital, net of acquisitions
Receivables	57,255	(21,503)	25,296	(23,522)
Inventories	(17,120)	83,037	(28,950)	5,343
Prepaid expenses	4,690	1,470	(1,103)	875
Accounts payable and accrued liabilities	(6,690)	25,710	(16,785)	(10,718)
Current and deferred income taxes	5,744	(422)	222	335
Pension and other postretirement benefit payments	(25,637)	(13,001)	(636)	(1,826)
Other	(3,005)	(609)	(1,848)	2,326

Cash provided by (used for) operations	289,781	455,703	107,932	(3,121)

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	(543)	(1,216,459)	—
Expenditures for property and equipment	(111,619)	(77,145)	(90,597)	(10,168)
Purchases of short-term investments	(25,336)	(21,643)	—	—
Maturities of short-term investments	24,744	11,615	—	—
Sales of assets	717	1,031	394	17,662
Other	2,224	2,168	(5,703)	863

Cash provided by (used for) investment	(109,270)	(84,517)	(1,312,365)	8,357

Cash provided by (used for) financing
Issuances of long-term debt	300,000	310,000	1,125,700	—
Payments of long-term debt	(334,096)	(531,523)	(88,250)	—
Extinguishment of debt	—	(39,717)	—	—
Payments (to) from Boise Inc., net	(31,639)	(49,915)	271,399	—
Payments of deferred financing costs	(12,003)	(13,156)	(81,898)	—
Net equity transactions with related parties	—	—	—	(5,237)
Other	(5,333)	—	—	—

Cash provided by (used for) financing	(83,071)	(324,311)	1,226,951	(5,237)

Increase (decrease) in cash and cash equivalents	97,440	46,875	22,518	(1)
Balance at beginning of the period	69,393	22,518	—	8

Balance at end of the period	$166,833	$69,393	$22,518	$7

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Capital

(dollars in thousands)

	Total Capital	Business Unit Equity	Accumulated Other Comprehensive Income (Loss)

Balance at January 18, 2008 (Inception)	$—	$—	$—
Issuance of 1,000 common units	638,761	638,761	—
Comprehensive loss:
Net loss	(41,860)	(41,860)	—
Other comprehensive income loss, net of tax
Cash flow hedges	(760)	—	(760)
Unfunded accumulated benefit obligations	(84,922)	—	(84,922)

Other comprehensive loss:	(85,682)	—	(85,682)

Comprehensive loss	$(127,542)

Net equity transactions with Boise Inc.	1,825	1,825	—

Balance at December 31, 2008	$513,044	$598,726	$(85,682)

Comprehensive income:
Net income	147,814	147,814	—
Other comprehensive income (loss), net of tax
Cash flow hedges	207	—	207
Investment gains (losses)	(5)	—	(5)
Changes in unfunded accumulated benefit obligation (net of tax of $8,600)	13,927	—	13,927

Other comprehensive income	14,129	—	14,129

Comprehensive income	$161,943

Net equity transactions with Boise Inc.	(46,397)	(46,397)	—

Balance at December 31, 2009	$628,590	$700,143	$(71,553)

Comprehensive income:
Net income	63,577	63,577	—
Other comprehensive income (loss), net of tax
Cash flow hedges	553	—	553
Investment gains (losses)	6	—	6
Changes in unfunded accumulated benefit obligation (net of tax of $4,945)	(7,828)	—	(7,828)

Other comprehensive income	(7,269)	—	(7,269)

Comprehensive income	$56,308

Net equity transactions with Boise Inc.	(29,566)	(29,566)	—

Balance at December 31, 2010	$655,332	$734,154	$(78,822)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Nature of Operations and Basis of Presentation

In this filing, unless the context indicates otherwise, the terms “the Company,” “we,” “us,” “our,” or “Boise” refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate Holdings LLC (BZ Intermediate). Boise Inc. is a large, diverse United States-based manufacturer of paper and packaging products.

Paper Products

Communication-Based Papers

•	Imaging papers for the office and home, also known as cut-size office papers.

•	Printing and converting papers: papers used by commercial printers or converters to manufacture envelopes, forms, and other commercial paper products.

Packaging-Demand-Driven Papers

•	Label and release papers: These papers include label facestocks, as well as release liners, which our customers combine and convert to labels for use on consumer and commercial packaged products.

•	Flexible packaging papers: coated and uncoated papers sold to customers that create flexible packaging products for food and nonfood applications.

•

Corrugating medium: unbleached paperboard, which when corrugated and combined with linerboard, forms corrugated board—the key raw material in the manufacture of corrugated sheets and containers. Corrugating medium is also part of a broader category of products called containerboard.

Market Pulp

•	Market pulp: pulp sold to customers in the open market for use in the manufacture of paper products.

Packaging Products

•

Linerboard: paperboard, which when combined with corrugating medium, forms corrugated board—the key raw material in the manufacture of corrugated sheets and containers. Linerboard is also part of a broader category of products called containerboard.

•	Corrugated sheets: containerboard sheets that are sold primarily to converters that produce a variety of corrugated products.

•

Corrugated containers: corrugated sheets that have been fed through converting machines to create containers, which are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products.

•	Newsprint: paper commonly used for printing newspapers, other publications, and advertising material.

We own paper mills in the following locations: Jackson, Alabama; International Falls, Minnesota; St. Helens, Oregon; and Wallula, Washington, all of which manufacture imaging, printing, and converting papers. These products are a subset of a larger product category called uncoated freesheet papers. We also classify label and release and flexible packaging products as uncoated freesheet papers. All of these mills, except St. Helens, also manufacture pulp, which is either sold on the market or used in our own operations to manufacture paper.

We also own a mill in DeRidder, Louisiana, which produces linerboard and newsprint. Additionally, we own seven plants that manufacture corrugated packaging products. Our plants in Burley, Idaho; Nampa, Idaho; Sparks, Nevada; Salem, Oregon; Salt Lake City, Utah; and Wallula, Washington, all manufacture corrugated containers. Our plant in Waco, Texas, manufactures corrugated sheets.

Labor

As of December 31, 2010, we had approximately 4,100 employees. Approximately 57% of these employees worked pursuant to collective bargaining agreements. As of December 31, 2010, approximately 50% of our employees were working pursuant to collective bargaining agreements that have expired or will expire within one year.

Our operations began on February 22, 2008, when entities controlled by Boise Cascade Holdings, L.L.C. (Boise Cascade) sold their paper and packaging assets to Aldabra 2 Acquisition Corp. (the Acquisition). As part of the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. In this Form 10-K, we use the term “Predecessor” to reference the periods before the Acquisition, including the period when our assets were operated by Boise Cascade. See Note 17, Acquisition of Boise Cascade’s Paper and Packaging Operations, for more information related to the Acquisition.

The following sets forth our operating structure at December 31, 2010:

Boise Inc., headquartered in Boise, Idaho, operates and reports its business in three reportable segments: Paper, Packaging, and Corporate and Other (support services).

The accompanying Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the year ended December 31, 2008, include the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows of the Predecessor for the period of January 1 through February 21, 2008, are presented for comparative purposes.

For the Predecessor period presented, the consolidated financial statements include accounts attributed specifically to the Paper Group and a portion of Boise Cascade’s shared corporate general and administrative expenses. These shared services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Some corporate costs related solely to the Predecessor and were allocated totally to these operations. Shared corporate general and administrative expenses not specifically identifiable to the Paper Group were allocated primarily based on average sales, assets, and labor costs. The Predecessor consolidated financial statements do not include an allocation of Boise Cascade’s debt, interest, and deferred financing costs, because none of these items were specifically identified as corporate advances to, or borrowings by, the Predecessor. Boise Cascade used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs are not allocated to the Predecessor, the effects of the interest rate swaps are not included in the consolidated financial statements. During the Predecessor period presented, income taxes, where applicable, were calculated as if the Predecessor were a separate taxable entity. For the period of January 1 through February 21, 2008, the majority of the businesses and assets of the Predecessor were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. In addition to the businesses and assets held and operated by limited liability companies, the Predecessor had taxable corporations subject to federal, state, and local income taxes for which taxes were recorded. Information on the allocations and related-party transactions is included in Note 4, Transactions With Related Parties.

2.    Summary of Significant Accounting Policies

Consolidation and Use of Estimates

The consolidated financial statements include the accounts of Boise Inc. and its subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include valuation of accounts receivable, inventories, intangible assets, and asset retirement obligations; assumptions used in retirement; the recognition, measurement, and valuation of income taxes; the determination and allocation of the fair values of assets acquired and liabilities assumed in an acquisition; and assessment of the recoverability of long-lived assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated freight on board (FOB) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site. Fees for shipping and handling charged to customers for sales transactions are included in “Sales.” Costs related to shipping and handling are included in “Materials, labor, and other operating expenses.”

Share-Based Compensation

We accrue compensation expense for the restricted stock and restricted stock units (collectively restricted stock) granted under the Boise Inc. Incentive and Performance Plan (the Plan) based on the fair value on the date of the grant. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock. During the years ended December 31, 2010, 2009, and 2008, we recognized $3.7 million, $3.5 million, and $3.1 million, respectively, of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income (Loss). See Note 14, Stockholders’ Equity and Capital, for a discussion of the Plan and the method we use to calculate compensation expense.

During the Predecessor period presented, equity compensation was granted to the Predecessor’s employees under Boise Cascade’s equity compensation plans. These equity compensation plans were accounted for in the same manner we account for our current plans. During the Predecessor period of January 1 through February 21, 2008, the Predecessor recognized $0.2 million of compensation expense, most of which was recorded in “General and administrative expenses” in the Consolidated Statement of Income (Loss).

Research and Development Costs

We expense research and development costs as incurred, and they were immaterial for all periods presented. These expenses are generally recorded in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Advertising Costs

We expense advertising costs as incurred. For the years ended December 31, 2010, 2009, and 2008, advertising costs were $3.0 million, $2.7 million, and $2.3 million, respectively. For the Predecessor period of January 1 through February 21, 2008, advertising costs were $1.0 million. These expenses are generally recorded in “Selling and distribution expenses” in our Consolidated Statements of Income (Loss).

Cash and Cash Equivalents

We consider all highly liquid interest-earning investments, including time deposits and certificates of deposit, with a maturity of three months or less at the date of purchase to be cash equivalents unless designated as available for sale and classified as an investment. The fair value of these investments approximates their carrying value. Cash equivalents totaled $156.5 million and $65.1 million, respectively, at December 31, 2010 and 2009.

Short-Term Investments

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Our short-term investments are classified as available for sale and are recorded at market value. Changes in market value are reflected in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet. Unrealized losses determined to be other than temporary are recorded in our Consolidated Statement of Income (Loss). The cost of marketable securities sold is determined based on the specific identification method.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts, and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We may, at times, insure or arrange for guarantees on our receivables.

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt, and energy hedges. The recorded values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair values based on their short-term nature. Our long-term debt is recorded at the face value of those obligations. Our energy hedges are recorded at fair value.

We are exposed to market risks, including changes in interest rates and energy prices. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives that are not designated as economic hedges, such as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

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

Customer Rebates and Allowances

We provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in “Sales, Trade” in our Consolidated Statements of Income (Loss). At December 31, 2010 and 2009, we had $13.7 million and $16.1 million, respectively, of rebates payable recorded on our Consolidated Balance Sheets.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the average cost method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead.

Inventories include the following (dollars in thousands):

	December 31
	2010	2009

Finished goods	$123,329	$120,817
Work in process	34,906	22,677
Fiber	36,166	34,557
Other raw materials and supplies	67,070	74,122

	$261,471	$252,173

Property and Equipment

Property and equipment acquired in the Acquisition were recorded at estimated fair value on the date of the Acquisition. Property and equipment acquired subsequent to the Acquisition are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the year ended December 31, 2010, we recognized an immaterial amount of capitalized interest, and for the year ended December 31, 2009, we did not recognize any capitalized interest. During the Predecessor period of January 1 through February 21, 2008, the Predecessor recognized $0.1 million of capitalized interest. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). In all periods presented, we used the straight-line method of depreciation.

Property and equipment consisted of the following asset classes and the following general range of estimated useful lives (dollars in thousands):

			General Range of Estimated Useful Lives in Years
	December 31
	2010	2009

Land	$31,875	$31,875	NA
Buildings and improvements	219,345	199,086	9-40
Machinery and equipment	1,260,265	1,176,494	3-20
Construction in progress	27,667	18,992	NA

	1,539,152	1,426,447
Less accumulated depreciation	(340,117)	(220,768)	NA

	$1,199,035	$1,205,679

Depreciation expense for the years ended December 31, 2010, 2009, and 2008, was $120.5 million, $120.9 million, and $102.0 million, respectively.

Fiber Farms and Deposits

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

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2010 and 2009, our total obligation for log and fiber purchases under contracts with third parties was approximately $81.2 million and $76.4 million, respectively. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2011 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals.

Long-Lived Asset Impairment

An impairment of long-lived assets exists when the carrying value of an asset is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset exceeds its fair value. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Intangible Assets

Our policy is to assess intangible assets with indefinite lives for impairment in the fourth quarter of each year, and immediately if an indicator of possible impairment exists, using a fair-value-based approach. We also evaluate the remaining useful lives of our purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. “Other assets” in the Consolidated Balance Sheets include $5.3 million and $4.1 million of deferred software costs at December 31, 2010 and 2009, respectively. We amortized $0.8 million, $1.4 million, and $0.7 million, respectively, of deferred software costs for the years ended December 31, 2010, 2009, and 2008. For the Predecessor period of January 1 through February 21, 2008, amortization of deferred software costs totaled $0.1 million.

Pension Benefits

Several estimates and assumptions are required to record pension costs and liabilities, including discount rate, return on assets, salary increases, and longevity and service lives of employees. We review and update these assumptions annually unless a plan curtailment or other event occurs requiring we update the estimates on an interim basis. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

In June 2009, the FASB issued ASU 2009-17 (Statement of Financial Accounting Standards No. 167), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends the consolidation guidance applicable to variable-interest entities (VIEs). This guidance requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We adopted this guidance on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations. During first quarter 2010, we reassessed our primary beneficiary assertion relating to Louisiana Timber Procurement, L.L.C., our only VIE, after Boise Cascade sold all of its remaining interest in us. This analysis, or any since first quarter 2010, did not change our assertions or have a material impact on our financial position or results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.    Net Income (Loss) Per Common Share

For the years ended December 31, 2010, 2009, and 2008, when we had publicly traded shares outstanding, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net income (loss) per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Year Ended December 31
	2010	2009	2008

Net income (loss)	$62,734	$153,842	$(45,523)
Weighted average number of common shares for basic net income (loss) per share	80,461	78,355	73,636
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a)	—	—	—
Restricted stock and restricted stock units (b)	3,670	4,726	—

Weighted average number of shares for diluted net income (loss) per share	84,131	83,081	73,636

Net income (loss) per share
Basic	$0.78	$1.96	$(0.62)

Diluted (a) (b)	$0.75	$1.85	$(0.62)

(a)	For the years ended December 31, 2010, 2009, and 2008, warrants to purchase 44.3 million, 44.4 million, and 44.4 million shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share, because the exercise price exceeded the average market price of our common stock.

(b)	Restricted stock and restricted stock units for the year ended December 31, 2008, were not included in the computation of diluted net loss per share, because inclusion of these amounts would be antidilutive.

Net income (loss) per common share is not applicable to BZ Intermediate, because it does not have common shares.

4.    Transactions With Related Parties

From February 22, 2008, through early March 2010, Boise Cascade held a significant interest in us, and our transactions with Boise Cascade were related-party transactions. In early March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party.

The transportation and other outsourcing services revenues described below were earned during January and February 2010. After March 2010, no transactions between Boise Cascade and us are considered related-party transactions, except those concerning Louisiana Timber Procurement Company, L.L.C. (LTP) described below.

Related-Party Sales

We provide transportation services to Boise Cascade. For the years ended December 31, 2010, 2009, and 2008, we recorded $0.3 million, $2.3 million, and $3.4 million, respectively, of sales for transportation services in “Sales, Related parties” in the Consolidated Statements of Income (Loss). For the period of January 1 through February 21, 2008, the Predecessor recorded $0.6 million of sales for transportation services to Boise Cascade.

We are party to an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2013. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. For the years ended December 31, 2010, 2009, and 2008, we recognized $2.3 million, $15.0 million, and $12.1 million, respectively, in “Sales, Related parties” in the Consolidated Statements of Income (Loss) and the same amounts in “Costs and expenses” in our Consolidated Statements of Income (Loss) related to this agreement within our Corporate and Other segment.

LTP, a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade, sells wood to Boise Cascade and Boise Inc. at prices designed to approximate market prices. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP, as we have power to direct the activities that most significantly affect the economic performance of LTP; therefore, we consolidate LTP in our financial statements in our Packaging segment. We reassess this relationship quarterly to ensure that we remain the primary beneficiary of LTP. Although Boise Cascade is no longer a related party to our operations, Boise Cascade continues to be a related party to LTP; therefore, sales between Boise Cascade and LTP are related-party sales in our consolidated financial statements.

As of December 31, 2010, the carrying amounts of LTP’s assets and liabilities on our Consolidated Balance Sheet were both $2.1 million and related primarily to noninventory working capital. During the years ended December 31, 2010 and 2009, we recorded $33.0 million and $25.5 million, respectively, of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income (Loss) and approximately the same amount of expenses in “Materials, labor, and other operating expenses.” During the year ended December 31, 2008, we recorded $64.9 million of sales to Boise Cascade. The Predecessor sold $10.8 million of wood to Boise Cascade’s wood products business during the period of January 1 through February 21, 2008. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss) in our Packaging segment.

During the Predecessor period of January 1 through February 21, 2008, the Predecessor sold paper and paper products to OfficeMax Incorporated (OfficeMax) at sales prices that were designed to approximate market prices. Subsequent to the Acquisition, OfficeMax is no longer a related party. For additional information concerning related-party sales to OfficeMax during the Predecessor period, see Note 8, Concentrations of Risk.

Related-Party Costs and Expenses

During the years ended December 31, 2010, 2009, and 2008, fiber purchases from related parties were $25.3 million, $36.9 million, and $54.6 million, respectively. During the Predecessor period of January 1 through February 21, 2008, fiber purchases from related parties were $7.7 million. Most of these purchases related to chip and log purchases from Boise Cascade’s wood products business. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss). Beginning in March 2010,

“Fiber costs from related parties” represents only LTP’s purchases from Boise Cascade. Fiber purchases from Boise Cascade by Boise Inc. subsequent to February 2010 are recorded as “Materials, labor, and other operating expenses” in the Consolidated Statements of Income (Loss).

During the Predecessor period, the Predecessor used services and administrative staff of Boise Cascade. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to the Predecessor were allocated based primarily on average sales, assets, and labor costs. These costs are included in “General and administrative expenses” in the Consolidated Statements of Income (Loss). The Predecessor believes the allocations are a reasonable reflection of its use of the services. However, had the Predecessor operated on a stand-alone basis, it estimates that its Corporate and Other segment would have reported approximately $2.5 million of segment expenses before interest, taxes, depreciation, and amortization for the Predecessor period of January 1 through February 21, 2008.

During the Predecessor period, some of the Predecessor’s employees participated in Boise Cascade’s noncontributory defined benefit pension and contributory defined contribution savings plans. The Predecessor treated its participants in the pension plans as participants in multiemployer plans. The Predecessor recorded costs associated with the employees who participated in these plans in the Consolidated Statements of Income (Loss). For the Predecessor period of January 1 through February 21, 2008, the Statements of Income (Loss) included $3.9 million of expenses attributable to its participation in Boise Cascade’s defined benefit and defined contribution plans.

During the Predecessor period presented, the Predecessor’s employees and former employees also participated in Boise Cascade’s other postretirement healthcare benefit plans. All of the Predecessor’s postretirement healthcare benefit plans were unfunded (see Note 13, Retirement and Benefit Plans). In addition, some of the Predecessor’s employees participated in equity compensation programs.

During the year ended December 31, 2008, we recorded $2.8 million of related-party interest expense in “Interest expense” in our Consolidated Statements of Income (Loss). This expense is related to the subordinated promissory note we issued to Boise Cascade in connection with the Acquisition. After the Acquisition, the note was transferred to parties unrelated to Boise Cascade or to us. Accordingly, we no longer record the note as a related-party note on our Consolidated Balance Sheet. This note was repaid as part of our October 2009 debt restructuring. For additional information on the debt restructuring, see Note 11, Debt.

5.    Other (Income) Expense

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (dollars in thousands):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008

Changes in supplemental pension plans	$—	$—	$(2,914)	$—
Sales of assets, net	312	514	—	(941)
Other, net (a)	(279)	3,491	(66)	(48)

	$33	$4,005	$(2,980)	$(989)

(a)	The year ended December 31, 2009, included $3.5 million of expense related to the indefinite idling of the D2 newsprint machine at our mill in DeRidder, Louisiana, which was recorded in our Packaging segment.

6.    Income Taxes

For the year ended December 31, 2010, Boise Inc.’s effective tax provision rate was 42.0%. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes. For the year ended December 31, 2009, Boise Inc.’s effective tax provision rate was 15.4%. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the release of valuation allowances and the effect of state income taxes. During fourth quarter 2009, Boise Inc. determined that it was more likely than not that its deferred tax assets would be realized due to current-year income from continuing operations and that it would be able to utilize deferred tax assets to offset deferred tax liabilities. Therefore, Boise Inc. recognized the reversal of its entire valuation allowance as an income tax benefit from continuing operations. For the year ended December 31, 2008, Boise Inc.’s effective tax benefit rate was 16.2%. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the valuation allowance recorded during 2008.

For the year ended December 31, 2010, BZ Intermediate’s effective tax provision rate was 41.2%. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes. For the year ended December 31, 2009, BZ Intermediate’s effective tax provision rate was 12.1%. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the release of valuation allowances and the effect of state income taxes. During fourth quarter 2009, BZ Intermediate determined that it was more likely than not that its deferred tax assets would be realized due to current-year income from continuing operations and that it would be able to utilize deferred tax assets to offset deferred tax liabilities. Therefore, BZ Intermediate recognized the reversal of its entire valuation allowance as an income tax benefit from continuing operations. For the year ended December 31, 2008, BZ Intermediate’s effective tax benefit rate was 12.3%. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the valuation allowance recorded during 2008.

During the Predecessor period of January 1 through February 21, 2008, the majority of the Predecessor businesses and assets were held and operated by limited liability companies, which were not subject to entity-level federal or state income taxation. For the separate Predecessor subsidiaries that were taxed as corporations, the effective tax rate was 37.6%. During this period, the primary reason for the difference in tax rates was the effect of state income taxes.

A reconciliation of the statutory U.S. federal tax benefit (provision) and the reported tax benefit (provision) is as follows (dollars in thousands):

	Boise Inc.
	Year Ended December 31
	2010	2009	2008
Income (loss) before income taxes	$108,106	$181,852	$(54,295)
Statutory U.S. income tax rate	35.0%	35.0%	35.0%

Statutory tax benefit (provision)	$(37,837)	$(63,648)	$19,003
State taxes	(4,120)	(7,432)	1,845
Nondeductible interest on applicable high-yield discount obligations	—	(594)	(1,167)
Valuation allowance	(307)	44,063	(10,884)
Nondeductible costs	(652)	(561)	(423)
Other	(2,456)	162	398

Reported tax benefit (provision)	$(45,372)	$(28,010)	$8,772

Effective income tax benefit (provision) rate	(42.0)%	(15.4)%	16.2%

	BZ Intermediate Holdings LLC
	Year Ended December 31
	2010	2009	2008
Income (loss) before income taxes	$108,106	$168,170	$(47,709)
Statutory U.S. income tax rate	35.0%	35.0%	35.0%

Statutory tax benefit (provision)	$(37,837)	$(58,859)	$16,698
State taxes	(4,120)	(6,858)	1,724
Valuation allowance	(307)	45,719	(12,540)
Nondeductible costs	(652)	(561)	(423)
Other	(1,613)	203	390

Reported tax benefit (provision)	$(44,529)	$(20,356)	$5,849

Effective income tax benefit (provision) rate	(41.2)%	(12.1)%	12.3%

The income tax (provision) benefit shown in the Consolidated Statements of Income (Loss) includes the following (dollars in thousands):

	Boise Inc.
	Year Ended December 31
	2010	2009	2008
Current income tax (provision) benefit
Federal	$(4,253)	$274	$(578)
State	(2,236)	(563)	2
Foreign	1	(12)	(15)

Total current	(6,488)	(301)	(591)

Deferred income tax (provision) benefit
Federal	(34,061)	(21,282)	8,778
State	(4,831)	(6,427)	585
Foreign	8	—	—

Total deferred	(38,884)	(27,709)	9,363

Total (provision) benefit for income taxes	$(45,372)	$(28,010)	$8,772

	BZ Intermediate Holdings LLC
	Year Ended December 31
	2010	2009	2008
Current income tax (provision) benefit
Federal	$(4,455)	$274	$(589)
State	(2,194)	(599)	13
Foreign	1	(12)	(14)

Total current	(6,648)	(337)	(590)

Deferred income tax (provision) benefit
Federal	(33,150)	(14,567)	5,854
State	(4,739)	(5,452)	585
Foreign	8	—	—

Total deferred	(37,881)	(20,019)	6,439

Total (provision) benefit for income taxes	$(44,529)	$(20,356)	$5,849

During the year ended December 31, 2010, Boise Inc.’s cash paid for taxes, net of refunds received, was $0.7 million. During the year ended December 31, 2009, Boise Inc.’s cash received for taxes, net of payments made, was $3.1 million. During the year ended December 31, 2008, Boise Inc.’s cash paid for taxes, net of refunds received, was $1.4 million.

During the year ended December 31, 2010, BZ Intermediate’s cash paid for taxes, net of refunds received, was $0.7 million. During the year ended December 31, 2009, BZ Intermediate’s cash received for taxes, net of payments made, was $0.2 million. During the year ended December 31, 2008, BZ Intermediate’s cash paid for taxes, net of refunds received, was $32,000.

During the Predecessor period of January 1 through February 21, 2008, cash paid for taxes, net of refunds received, was immaterial.

At December 31, 2010, Boise Inc. had federal net operating losses of $132.8 million, which expire in 2028 and 2029, with a tax value of $46.5 million. At December 31, 2010, Boise Inc. had state net operating loss carryovers, which expire between 2013 and 2029, with a tax value of $4.9 million. At December 31, 2010, Boise Inc. had capital losses of $2.3 million, which will expire between 2013 and 2015, and $4.6 million of alternative minimum tax credits that carry over indefinitely.

At December 31, 2010, BZ Intermediate had federal net operating losses of $133.5 million, which expire in 2028 and 2029, with a tax value of $46.7 million. At December 31, 2010, BZ Intermediate had state net operating loss carryovers, which expire between 2013 and 2029, with a tax value of $4.3 million. At December 31, 2010, BZ Intermediate had capital losses of $2.3 million, which will expire between 2013 and 2015, and $4.8 million of alternative minimum tax credits that carry over indefinitely.

Due to Internal Revenue Code Section 382, changes in our ownership limit the amount of net operating losses that we may utilize in any one year. However, we believe it is more likely than not that our net operating losses will be fully realizable before they expire in 2028 and 2029.

The components of the net deferred tax liability/asset in the Consolidated Balance Sheets are as follows (dollars in thousands):

	Boise Inc.
	December 31
	2010		2009
	Assets	Liabilities	Assets	Liabilities

Employee benefits	$62,215	$517	$61,863	$477
Property and equipment	—	194,572	—	132,413
Deferred financing costs	1,682	140	1,906	2,989
Intangible assets and other	321	12,957	224	13,522
Net operating loss	57,157	—	58,564	—
Alternative minimum tax	4,645	—	—	—
Reserves	4,027	—	4,011	—
Inventories	10,488	—	4,163	—
Deferred income	—	8,779	—	6,773
Unearned income	—	—	—	21,860
State income tax adjustments	3,265	213	2,344	213
Valuation allowance	(890)	—	—	—
Other	4,521	1,795	3,168	1,788

	$147,431	$218,973	$136,243	$180,035

	BZ Intermediate Holdings LLC
	December 31
	2010		2009
	Assets	Liabilities	Assets	Liabilities

Employee benefits	$62,215	$517	$61,863	$477
Property and equipment	—	194,572	—	132,413
Deferred financing costs	1,682	140	1,906	2,989
Intangible assets and other	321	12,957	224	13,522
Net operating loss	56,897	—	59,456	—
Alternative minimum tax	4,847	—	—	—
Reserves	4,027	—	4,011	—
Inventories	10,488	—	4,163	—
Unearned income	—	—	—	21,860
State income tax adjustments	3,265	213	2,344	213
Valuation allowance	(890)	—	—	—
Other	4,521	1,767	3,168	1,763

	$147,373	$210,166	$137,135	$173,237

At December 31, 2010 and 2009, we had the following deferred tax balances on the Consolidated Balance Sheets (dollars in thousands):

	Boise Inc.
	As of December 31
	2010	2009

Current deferred tax assets (liabilities), net	$16,658	$(11,539)
Noncurrent deferred tax liabilities, net	(88,200)	(32,253)

Total deferred tax liabilities, net	$(71,542)	$(43,792)

	BZ Intermediate Holdings LLC
	As of December 31
	2010	2009
Current deferred tax assets (liabilities), net	$16,658	$(11,539)
Noncurrent deferred tax liabilities, net	(79,451)	(24,563)

Total deferred tax liabilities, net	$(62,793)	$(36,102)

Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. During the year ended December 31, 2010, Boise Inc. recorded a full valuation allowance on $0.9 million of deferred tax assets related to capital losses, because we do not expect to generate capital gains before these losses expire. During the year ended December 31, 2009, Boise Inc. released $44.1 million of valuation allowances recorded during the year ended December 31, 2008. During fourth quarter 2009, Boise Inc. determined that it was more likely than not that its deferred tax assets would be realized due to current-year income from continuing operations and that it would be able to utilize deferred tax assets to offset deferred tax liabilities. Therefore, Boise Inc. recognized the reversal of its entire valuation allowance as an income tax benefit from continuing operations. At December 31, 2008, Boise Inc. recorded $10.9 million of valuation allowances against income from continuing operations and $32.9 million and $0.3 million to “Accumulated other comprehensive income (loss)” on its Consolidated Statement of Stockholders’ Equity against its pension liability and cash flow hedges, respectively.

During the year ended December 31, 2010, BZ Intermediate recorded a full valuation allowance on $0.9 million of deferred tax assets related to capital losses, because we do not expect to generate capital gains before these losses expire. During the year ended December 31, 2009, BZ Intermediate released $45.7 million of valuation allowances recorded during the year ended December 31, 2008. During fourth quarter 2009, BZ Intermediate determined that it was more likely than not that its deferred tax assets would be realized due to current-year income from continuing operations and that it would be able to utilize deferred tax assets to offset deferred tax liabilities. Therefore, BZ Intermediate recognized the reversal of its entire valuation allowance as an income tax benefit from continuing operations. At December 31, 2008, BZ Intermediate recorded $12.5 million of valuation allowance against income from continuing operations and $32.9 million and $0.3 million to accumulated other comprehensive income (loss), which was included in “Business unit equity” on its Consolidated Balance Sheets, against its pension liability and cash flow hedges, respectively.

Pretax income (loss) from domestic and foreign sources is as follows (dollars in thousands):

	Boise Inc.
	Year Ended December 31
	2010	2009	2008
Domestic	$108,095	$181,843	$(54,306)
Foreign	11	9	11

Pretax income (loss)	$108,106	$181,852	$(54,295)

	BZ Intermediate Holdings LLC
	Year Ended December 31
	2010	2009	2008
Domestic	$108,095	$168,161	$(47,720)
Foreign	11	9	11

Pretax income (loss)	$108,106	$168,170	$(47,709)

At December 31, 2010 and 2009, our foreign subsidiaries had no undistributed earnings that had been indefinitely reinvested.

Uncertain Income Tax Positions

Both Boise Inc. and BZ Intermediate recognize tax liabilities and adjust these liabilities when their judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur.

For the year ended December 31, 2009, Boise Inc. and BZ Intermediate increased their unrecognized tax benefit by $87.6 million, which was charged to income tax expense, by excluding the alternative fuel mixture credits from income for tax purposes. If subsequently recognized, this unrecognized tax benefit would reduce Boise Inc. and BZ Intermediate tax expense $83.3 million and $83.2 million, respectively, for the year ended December 31, 2009.

Exclusion of the alternative fuel mixture credits increased our deferred tax liabilities $11.8 million for Boise Inc., or $12.0 million for BZ Intermediate, for the year ended December 31, 2010, and related primarily to the timing of our recognition of the credit. Exclusion of the alternative fuel mixture credits generated a deferred tax benefit of $82.9 million for Boise Inc., or $82.8 million for BZ Intermediate, for the year ended December 31, 2009 (primarily a net operating loss carryforward).

A reconciliation of the unrecognized tax benefits is as follows (dollars in thousands):

	Boise Inc.
	2010	2009

Unrecognized tax benefits, beginning of year	$87,838	$256
Gross increases related to prior-period tax positions	169	11
Gross decrease related to prior-period tax positions	(529)	—
Gross increases related to current-period tax positions	107	87,571
Settlements	—	—

Unrecognized tax benefits, end of year	$87,585	$87,838

	BZ Intermediate Holdings LLC
	2010	2009

Unrecognized tax benefits, beginning of year	$87,820	$256
Gross increases related to prior-period tax positions	166	11
Gross decrease related to prior-period tax positions	(529)	—
Gross increases related to current-period tax positions	107	87,553
Settlements	—	—

Unrecognized tax benefits, end of year	$87,564	$87,820

The December 31, 2010, unrecognized tax benefit net of federal benefit for state taxes for Boise Inc. is $83.5 million. Of this amount, $71.2 million is recorded as a credit to long-term deferred taxes to eliminate the benefit associated with the uncertain tax position. The remaining $12.3 million is recorded in “Other long-term liabilities” on our Consolidated Balance Sheet.

The December 31, 2010, unrecognized tax benefit net of federal benefit for state taxes for BZ Intermediate is $83.4 million. Of this amount, $70.8 million is recorded as a credit to long-term deferred taxes to eliminate the benefit associated with the uncertain tax position. The remaining $12.6 million is recorded in “Other long-term liabilities” on our Consolidated Balance Sheet.

Additional guidance may be issued by the IRS in the next 12 months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded. It is not reasonably possible to know to what extent the total amounts of unrecognized benefits will increase or decrease within the next 12 months.

Both Boise Inc. and BZ Intermediate recognize interest and penalties related to uncertain tax positions as income tax expense in their Consolidated Statements of Income (Loss). Interest expense related to uncertain tax positions was nominal for the years ended December 31, 2010, 2009, and 2008. We did not record any penalties associated with our uncertain tax positions during the years ended December 31, 2010, 2009, and 2008 for Boise Inc. and BZ Intermediate.

We file federal income tax returns in the U.S. and state income tax returns in various state jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. BZ Intermediate is a wholly owned, consolidated entity of Boise Inc., and its tax return is filed under the consolidated tax return of Boise Inc. Open tax years for Boise Inc. are 2010, 2009, 2008, and 2007.

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

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008

Rental expense	$15,267	$16,357	$13,523	$2,044

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are as follows (dollars in thousands):

	2011	2012	2013	2014	2015	2016 & Thereafter

Minimum payment	$11,656	$10,860	$8,460	$6,992	$6,771	$12,813

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging six years, with fixed payment terms similar to those in the original lease agreements.

8.    Concentrations of Risk

Sales to OfficeMax represent a concentration in the volume of business transacted and in revenue generated from these transactions. Sales to OfficeMax were $504.2 million, $545.4 million, and $494.6 million during the years ended December 31, 2010, 2009, and 2008, representing 24%,

28%, and 24% of total sales for those periods. For the period of January 1 through February 21, 2008, the Predecessor sales to OfficeMax were $90.1 million and are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). During the Predecessor period, sales to OfficeMax represented 25% of sales. At December 31, 2010 and 2009, we had $30.3 million and $34.7 million, respectively, of accounts receivable due from OfficeMax. No other single customer accounted for 10% or more of consolidated trade sales or of total sales.

9.    Intangible Assets

Intangible assets represent primarily the values assigned to trademarks and trade names, customer relationships, and technology. Customer relationships are amortized over approximately ten years, and technology is amortized over approximately five years. Trademarks and trade names are not amortized.

The gross carrying amount, accumulated amortization, and net carrying amount as of December 31, 2010 and 2009, were as follows (dollars in thousands):

	Year Ended December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(3,882)	9,818
Technology and other	6,895	(3,908)	2,987

	$37,395	$(7,790)	$29,605

	Year Ended December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(2,512)	11,188
Technology and other	6,895	(2,525)	4,370

	$37,395	$(5,037)	$32,358

The following table sets forth our intangible asset amortization for the years ended December 31, 2010, 2009, and 2008, and for the Predecessor period of January 1 through February 21, 2008 (dollars in thousands):

	Boise Inc.			Predecessor
	2010	2009	2008	January 1 Through February 21, 2008
Intangible asset amortization	$2,754	$2,752	$2,285	$—

Our estimated future intangible asset amortization expense is as follows (dollars in thousands):

	2011	2012	2013	2014	2015	2016
Amortization expense	$2,754	$2,744	$1,599	$1,370	$1,370	$1,370

We did not have any triggering events during 2010; therefore, we performed our annual impairment assessment for our indefinite-lived assets for all of our segments during fourth quarter 2010. Based on the results of our testing, we have concluded that our indefinite-lived intangible assets were not impaired. We also performed an undiscounted cash flow analysis during fourth quarter 2010 and determined that the value of our long-lived assets was not impaired. We also evaluated the remaining useful lives of our customer relationships and technology and determined that no adjustments to the useful lives were necessary.

10.    Asset Retirement Obligations

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

At both December 31, 2010 and 2009, we had $10.4 million of asset retirement obligations recorded primarily in “Other long-term liabilities” on the Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. These liabilities are based on the best estimate of costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. During 2009, our estimated future cash flows for retirement obligations relating to items at two of our mills were reduced as a result of discussions with third-party organizations. These changes reduced our expected asset retirement obligations. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for the years ended December 31, 2010 and 2009 (dollars in thousands):

	December 31
	2010	2009

Asset retirement obligation at beginning of period	$10,362	$14,283
Liabilities incurred	172	—
Accretion expense	754	1,165
Payments	(12)	(122)
Revisions in estimated cash flows	(873)	(4,964)

Asset retirement obligation at end of period	$10,403	$10,362

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

11.    Debt

At December 31, 2010 and 2009, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$—	—%
Tranche A term loan, due 2013	181,831	3.06	203,706	3.25
Tranche B term loan, due 2014	—	—	312,221	5.75
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	—	—
Current portion of long-term debt	(43,750)	3.06	(30,711)	3.97

Long-term debt, less current portion	738,081	7.48	785,216	6.41
Current portion of long-term debt	43,750	3.06	30,711	3.97

	$781,831	7.24%	$815,927	6.32%

As of December 31, 2010, Boise Inc. and BZ Intermediate’s debt consisted of the following:

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

The Credit Facilities are secured by a first-priority lien on all of the assets of our subsidiaries that guarantee or are borrowers, and in the event of default, the lenders could terminate their commitments, declare the Credit Facilities, including interest and fees, due and payable, or enforce liens and security interests to collect outstanding amounts due under the Credit Facilities. All borrowings under the Credit Facilities bear interest at a rate per annum equal to an applicable margin plus a calculated base rate or adjusted Eurodollar rate. The calculated base rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%. The adjusted Eurodollar rate means LIBOR rounded to the nearest 1/16 of 1.0% and adjusted for any applicable reserve requirements. In addition to paying interest, we pay a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.375% per annum times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding), which fee is payable quarterly in arrears. We also pay letter of credit fees of 275 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

At December 31, 2010, and December 31, 2009, we had no borrowings outstanding under the Revolving Credit Facility. For the years ended December 31, 2010 and 2009, the average interest rates for our borrowings under our Revolving Credit Facility were zero and 3.7%, respectively. The minimum and maximum borrowings under the Revolving Credit Facility were zero for the year ended December 31, 2010, and zero and $60.0 million for the year ended December 31, 2009. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the years ended December 31, 2010 and 2009, were zero and $8.5 million, respectively. At December 31, 2010, we had availability of $245.4 million, which is net of outstanding letters of credit of $4.6 million. At December 31, 2009, we had availability of $227.8 million, which was net of outstanding letters of credit of $22.2 million.

Debt Refinancing Activities

2010

On October 20, 2010, we entered into a Second Amendment to Credit and Guaranty Agreement, which amended various terms of our Credit Facilities. This amendment allows us to make various types of restricted payments, including the payment of dividends, the repurchase of our stock and warrants, and the repayment or repurchase of our senior notes. We paid a special dividend of $0.40 per common share on December 3, 2010, to shareholders of record at the close of business on November 17, 2010. See Note 14, Stockholders’ Equity and Capital, for further information. These restricted payments are limited to a permitted restricted payment amount, which is calculated as the sum of 50% of our net income for distributions together with other amounts, all as described in the amendment. In addition, the amendment eliminates any ongoing requirement that we use our excess cash flow to repay debt.

On March 19, 2010, Boise Paper Holdings and Boise Co-Issuer Company (together, the 8% Senior Notes Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 8% senior notes due on April 1, 2020 (the 8% Senior Notes) through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended.

In connection with the issuance of the 8% Senior Notes, the 8% Senior Notes Issuers and BZ Intermediate, a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 8% Senior Notes Guarantors) entered into the 8% Senior Notes Registration Rights Agreement, dated as of March 19, 2010. The 8% Senior Notes Registration Rights Agreement required us to register under the Securities Act the 8% Senior Notes due in 2020 (the 8% Exchange Notes) having substantially identical terms to the 8% Senior Notes and to complete an exchange of the privately placed 8% Senior Notes for the publicly registered 8% Exchange Notes. We completed the public registration of the 8% Exchange Notes in June 2010, and in July 2010, we completed an exchange of the privately placed 8% Senior Notes for the publicly registered 8% Exchange Notes having substantially identical terms.

Following the sale of the 8% Senior Notes in March 2010, we used the net proceeds of the sale, as well as cash on hand, to repay the Tranche B term loan facility plus accrued and unpaid interest at par. Upon the repayment of all of the indebtedness outstanding under the Tranche B term loan facility, such debt was canceled.

The issuance of the 8% Senior Notes and the repayment of our Tranche B term loan facility represented a substantial modification to our debt structure. Therefore, we wrote off $22.2 million of previously unamortized deferred financing costs for the Tranche B term loan facility in “Loss on extinguishment of debt” in our Consolidated Statements of Income (Loss). We recorded $12.0 million of new deferred financing costs related to the March 2010 debt refinancing.

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

2009

On October 26, 2009, Boise Paper Holdings and Boise Finance Company (together, the 9% Senior Notes Issuers), two of our wholly owned indirect subsidiaries, issued a $300 million aggregate principal amount of 9% senior notes due on November 1, 2017 (the 9% Senior Notes) through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended.

In connection with the issuance of the 9% Senior Notes, the 9% Senior Notes Issuers and BZ Intermediate, a wholly owned consolidated entity of Boise Inc. and the parent company of Boise Paper Holdings and its restricted subsidiaries (together the 9% Senior Notes Guarantors) entered into the 9% Senior Notes Registration Rights Agreement, dated as of October 26, 2009. The 9% Senior Notes Registration Rights Agreement required us to register under the Securities Act the 9% Senior Notes due in 2017 (the 9% Exchange Notes) having substantially identical terms to the 9% Senior Notes and to complete an exchange of the privately placed 9% Senior Notes for the publicly registered 9% Exchange Notes. We completed the public registration of the 9% Exchange Notes in June 2010, and in July 2010, we completed an exchange of the privately placed 9% Senior Notes for the publicly registered 9% Exchange Notes having substantially identical terms.

Following the sale of the 9% Senior Notes, the 9% Senior Notes Issuers used the net proceeds of the sale, as well as cash on hand, to retire a portion of the existing term loan indebtedness under Boise Paper Holdings’ Credit Facilities pursuant to the amendments of our Credit Facilities (Credit Agreement Amendments). The Credit Agreement Amendments became effective October 26, 2009, at which time Boise Paper Holdings repaid approximately $75 million of outstanding secured debt under its first lien term loan. Boise Paper Holdings used proceeds of the issuance to repurchase, in its entirety, the indebtedness outstanding under its second lien term loan. In consideration of the repurchase of indebtedness under the second lien term loan, Boise Paper Holdings paid a premium of 113% to the lender parties, plus accrued and unpaid interest. Upon the repurchase of all of the indebtedness outstanding under the second lien term loan, such debt was canceled, and the second lien credit agreement was terminated.

On October 26, 2009, Boise Inc. also used cash on hand to repurchase, in its entirety, the outstanding 15.75% note payable due in 2015 that was held by it and not by BZ Intermediate. Boise Inc. purchased the note payable at a purchase price of 70% of the outstanding value of the note payable, plus accrued and unpaid interest. Following the purchase of the note payable, the note was canceled.

The issuance of the 9% Senior Notes and the repurchase of our second lien term loan represented a substantial modification to our debt structure. Therefore, we wrote off the unamortized deferred financing costs for the second lien and recognized various other costs and fees incurred in connection with these transactions in our Consolidated Statements of Income (Loss). We also recorded $13.2 million of deferred financing costs related to the debt restructuring.

We recognized $44.1 million for Boise Inc. and $66.8 million for BZ Intermediate in “Loss on extinguishment of debt,” which consisted of a $27.1 million write-off of second lien deferred financing costs, a $33.9 million premium paid to second lien holders, $5.8 million of other costs and fees, and for Boise Inc., a $22.7 million gain on the repurchase of the notes payable.

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

Covenants

The Credit Facilities require BZ Intermediate and its subsidiaries to maintain financial covenant ratios. We are required to have a total leverage ratio of less than 4.75:1.00, stepping down to 4.50:1.00 at September 30, 2011, and a secured leverage ratio of 3.25:1.00, stepping down to 3.00:1.00 at September 30, 2011, and we are required to maintain a minimum interest coverage ratio of 2.50:1.00. The total leverage ratio is defined in our loan agreement at the end of any fiscal quarter as the ratio of (i) consolidated total net debt as defined in our Credit Facilities debt agreement as of such day to (ii) consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the four-fiscal-quarter period ending on such date. The Credit Facilities secured leverage ratio is defined in our First Amendment to our loan agreement as the ratio as of the last day of any fiscal quarter of (i) consolidated first lien secured total net debt as defined in our credit agreement amendments as of such day to (ii) consolidated adjusted EBITDA for the four-fiscal-quarter period ending on such date. The interest coverage ratio is defined in our loan agreement at the end of any fiscal quarter as the ratio of (i) consolidated adjusted EBITDA for the four-fiscal-quarter period then ended to (ii) consolidated interest expense payable in cash for such four-fiscal-quarter period. The Credit Facilities also limit the ability of BZ Intermediate and its subsidiaries to make capital expenditures, generally to $150 million per year.

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

Other Provisions

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, and certain debt issuances must be used to pay down outstanding borrowings. As of December 31, 2010, required debt principal repayments total as follows (dollars in thousands):

	2011	2012	2013	2014	2015-2016	Thereafter
Required debt principal repayments	$43,750	$129,688	$8,393	$—	$—	$600,000

Other

At December 31, 2010 and 2009, we had $30.4 million and $47.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. As noted above, we repaid the Tranche B term loan facility with the proceeds from the March 2010 debt refinancing, and as a result, we expensed approximately $22.2 million of previously unamortized deferred financing costs. We recorded this charge in “Loss on extinguishment of debt” in our Consolidated Statement of Income (Loss). In addition, $12.0 million of new deferred financing costs related to the debt refinancing are included, net of amortization, in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. In “Interest expense” in our Consolidated Statements of Income (Loss), we recorded $6.8 million and $11.3 million of amortization expense for the years ended December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, cash payments for interest were $51.6 million and $56.9 million, respectively.

12.    Financial Instruments

We are exposed to market risks, including changes in interest rates and energy prices.

Interest Rate Risk — Debt

With the exception of the Credit Facilities, our debt is fixed-rate debt. At December 31, 2010, the estimated value of our fixed- and variable-rate debt was approximately $63.6 million more than and $1.9 million less than the amount recorded on our Consolidated Balance Sheet, respectively. The fair value of long-term debt is estimated based on quoted market prices for our debt and the discounted value of our expected future cash payments.

We use interest rate derivative instruments to hedge a portion of our interest rate risk. We have derivatives in place with a cap rate of 5% on a notional amount of $300 million through the period ending March 31, 2011. Initially, some of our derivatives were designated and qualified as cash flow hedging instruments utilizing critical terms match. Effective December 31, 2008, we changed our interest rate election from utilizing LIBOR to utilizing the calculated base rate. As the interest rate on our debt no longer matched the rate on the interest rate derivatives used to hedge a portion of our debt, we began accounting for the interest rate derivative instruments as economic hedges. The amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet at December 31, 2008, have been amortized to interest expense. Changes in the fair value of these derivatives have been recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss). The table below summarizes the impact on the Consolidated Statements of Income (Loss) of the instruments for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	Year Ending December 31
	2010	2009	2008
Change in fair value of interest rate derivatives (a)	$(43)	$568	$(479)
Amortization of premiums paid pertaining to interest rate derivatives (b)	120	746	617
Amortization of amounts within accumulated other comprehensive income (loss) related to interest rate derivatives (b)	422	338	—

(a)	Recorded in “Change in fair value of interest rate derivatives” in our Consolidated Statements of Income (Loss).

(b)	Recorded as part of “Interest expense” in our Consolidated Statements of Income (Loss).

At December 31, 2010 and 2009, the fair value of the interest rate derivatives was nominal.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At December 31, 2010, these derivatives included three-way collars, call spreads, and swaps. As of December 31, 2010, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	January 2011 Through March 2011	April 2011 Through October 2011	November 2011 Through March 2012	April 2012 Through October 2012	November 2012 Through March 2013
Approximate percent hedged	82%	45%	26%	22%	5%

We have elected to account for these instruments as economic hedges. At December 31, 2010 and 2009, we recorded the fair value of the derivatives, or $2.1 million and $1.4 million, respectively, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the years ended December 31, 2010, 2009, and 2008, we recorded the change in fair value of the instruments, or $0.6 million of expense, $5.9 million of income, and $7.4 million of expense, in “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss).

Predecessor

During the Predecessor periods presented, Boise Cascade occasionally used interest rate swaps to hedge variable interest rate risk. Because debt and interest costs were not allocated to the Predecessor, the effects of the interest rate swaps were not included in the Predecessor consolidated financial statements.

Fair Value Measurements

We record certain of our financial assets and liabilities, which consist of short-term investments and derivative financial instruments that are used to hedge exposures to interest rate and energy risks, at fair value. The fair value hierarchy under U.S. generally accepted accounting principles (GAAP) gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices and third-party valuations utilizing underlying asset assumptions (Level 3). We enter into our hedges with large financial institutions, and we monitor credit ratings to consider the impact, if any, to the determination of fair value. No significant adjustments were made in any periods presented.

At December 31, 2010 and 2009, fair value for these financial instruments was determined based on applicable interest rates such as LIBOR, interest rate curves, and NYMEX price quotations under the terms of the contracts, using current market information as of the reporting date. Our certificates of deposit, interest rate derivatives, and energy derivatives are valued using third-party valuations based on quoted prices for similar assets and liabilities. The following table provides a summary of our assets and liabilities measured at fair value on a recurring basis and the inputs used to develop these estimated fair values under the fair value hierarchy discussed above (dollars in thousands):

	Fair Value Measurements at December 31, 2010, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Certificates of deposit (a)	$10,621	$—	$10,621	$—
Interest rate derivatives (b)	—	—	—	—

	$10,621	$—	$10,621	$—

Liabilities:

Energy derivatives (c)	$2,056	$—	$2,056	$—

	Fair Value Measurements at December 31, 2009, Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Certificates of deposit (a)	$10,023	$—	$10,023	$—
Interest rate derivatives (b)	163	—	163	—

	$10,186	$—	$10,186	$—

Liabilities:

Energy derivatives (c)	$1,447	$—	$1,447	$—

(a)	Recorded in “Short-term investments” on our Consolidated Balance Sheet.

(b)	Recorded in “Other assets” on our Consolidated Balance Sheet.

(c)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

Tabular Disclosure of the Fair Values of Derivative Instruments and the Effect of Those Instruments (dollars in thousands)

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as economic hedging instruments (a)
Natural gas contracts	Other assets	$—	Accrued liabilities	$2,056

Total derivatives		$—		$2,056

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as economic hedging instruments (a)
Interest rate contracts	Other assets	$163	Accrued liabilities	$—
Natural gas contracts	Other assets	—	Accrued liabilities	1,447

Total derivatives		$163		$1,447

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Year Ended December 31, 2010
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest expense	$(422)	Interest rate contracts	Change in fair value of interest rate derivatives	$(43)

				Natural gas contracts	Materials, labor, and other operating expenses	(609)

	$—		$(422)			$(652)

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Year Ended December 31, 2009
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$—	Interest expense	$(338)	Interest rate contracts	Change in fair value of interest rate derivatives	$568

				Natural gas contracts	Materials, labor, and other operating expenses	5,877

	$—		$(338)			$6,445

The Effect of Derivative Instruments on the Consolidated Statement of Income (Loss) for the Year Ended December 31, 2008
Derivatives Designated as Cash Flow Hedging Instruments (b)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Derivatives Designated as Economic Hedging Instruments (a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest rate contracts	$(760)	Interest expense	$—	Interest rate contracts	Change in fair value of interest rate derivatives	$(479)

				Natural gas contracts	Materials, labor, and other operating expenses	(7,445)

	$(760)		$—			$(7,924)

(a)	See discussion above for additional information on our purpose for entering into derivatives designated as economic hedges and our overall risk management strategies.

(b)	As of January 1, 2009, we no longer have interest rate derivatives designated as cash flow hedges. The amounts recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet have been amortized to interest expense. During the year ended December 31, 2010 and 2009, these derivatives were accounted for as economic hedges.

13.    Retirement and Benefit Plans

Some of our employees participate in noncontributory defined benefit pension plans, contributory defined contribution savings plans, deferred compensation plans, and postretirement healthcare benefit plans.

Defined Benefit Plans

Some of our employees participate in noncontributory defined benefit pension plans that were either transferred to us or spun off from Boise Cascade. The salaried defined benefit pension plan is available only to employees who were formerly employed by OfficeMax (known at the time as Boise Cascade Corporation) before November 2003. The pension benefit for salaried employees is based primarily on the employees’ years of service and highest five-year average compensation. The benefit for hourly employees is based on a fixed amount per year of service. Expenses attributable to participation in noncontributory defined benefit plans for the years ended December 31, 2010, 2009, and 2008, and the Predecessor period of January 1 through February 21, 2008, were $9.7 million, $8.7 million, $8.3 million, and $1.8 million, respectively.

In December 2008, we amended our defined benefit pension plan for salaried employees (the Salaried Plan). This amendment froze the accumulation of benefits and years of service for participants of the Salaried Plan effective April 15, 2009. This amendment also froze benefits in the Boise Inc. Supplemental Plan (SUPP) and the Boise Inc. Supplemental Early Retirement Plan for Executive Officers (SERP). Because the Salaried Plan had unrecognized losses, the curtailment gain associated with this amendment was applied to partially offset those losses. However, we recognized a $2.9 million gain on our SUPP and SERP plans, because the curtailment gain exceeded our existing unrecognized losses. This gain was recognized in “Other (income) expense, net” in our Consolidated Statements of Income (Loss) for the year ended December 31, 2008.

Defined Contribution Plans

Some of our employees participate in contributory defined contribution savings plans, which cover most of our salaried and hourly employees. Expenses related to matching contributions attributable to participation in contributory defined contribution savings plans for the years ended December 31, 2010, 2009, and 2008, and the Predecessor period of January 1 through February 21, 2008, were $12.0 million, $10.0 million, $8.4 million, and $2.1 million, respectively. Salaried employees hired after October 31, 2003, who are otherwise eligible to participate in these plans are eligible for additional discretionary company matching contributions based on a percentage approved each plan year. Beginning April 16, 2009, the company contributions for eligible salaried employees consisted of a nondiscretionary, nonmatching base contribution of 3% of eligible compensation plus a matching contribution. In addition, the Company may make additional discretionary nonmatching contributions each year. The company contribution structure for hourly employees varies.

Deferred Compensation Plans

Some of our employees participate in deferred compensation plans, in which key managers and nonaffiliated directors may irrevocably elect to defer a portion of their base salary and bonus or director’s fees until termination of employment or beyond. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s composite average of yields on corporate bonds. In addition, participants other than directors may elect to receive their company contributions in the deferred compensation plan in lieu of any company contribution in the contributory defined contribution savings plan. The deferred compensation plans are unfunded; therefore, benefits are paid from general assets of the Company. At December 31, 2010 and 2009, we had $1.8 million and $0.9 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheet.

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

Obligations and Funded Status of Postretirement Benefits and Pensions

The following table, which includes only company-sponsored plans, reconciles the beginning and ending balances of our projected benefit obligations for our pension benefits and the accumulated postretirement benefit obligation for our other benefits. It also shows the fair value of plan assets and aggregate funded status of our plans. The funded status changes from year to year based on the investment return from plan assets, contributions, and benefit payments and the discount rate used to measure the liability (dollars in thousands):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$423,962	$396,692	$772	$2,490
Service cost	5,041	6,891	3	4
Interest cost	25,272	24,314	32	47
Amendments	—	145	—	—
Actuarial (gain) loss	34,636	9,138	(69)	(1,725)
Closure and curtailment gain	345	—	—	—
Liabilities transferred	—	—	(63)	—
Benefits paid	(14,212)	(13,218)	(1)	(44)

Benefit obligation at end of year	$475,044	$423,962	$674	$772

Change in plan assets
Fair value of plan assets at beginning of year	$301,522	$248,084	$—	$—
Actual return on plan assets	43,417	54,358	—	—
Employer contributions	25,174	12,298	—	—
Benefits paid	(14,212)	(13,218)	—	—

Fair value of plan assets at end of year	$355,901	$301,522	$—	$—

Over (under) funded status	$(119,143)	$(122,440)	$(674)	$(772)

Amounts recognized on our Consolidated Balance Sheet
Current liabilities	$(254)	$(143)	$(142)	$(182)
Noncurrent liabilities	(118,889)	(122,297)	(532)	(590)

Net amount recognized	$(119,143)	$(122,440)	$(674)	$(772)

Amounts recognized in “Accumulated other comprehensive income (loss)” (pretax) in Boise Inc.’s Consolidated Statement of Stockholders’ Equity or BZ Intermediate’s Consolidated Statement of Capital consist of the following (dollars in thousands):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Net (gain) loss	$75,021	$62,334	$(275)	$(413)
Prior service cost	422	473	—	—

Net amount recognized	$75,443	$62,807	$(275)	$(413)

The accumulated benefit obligation for all defined benefit pension plans was $475.0 million and $423.8 million as of December 31, 2010 and 2009. All of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) are as follows (dollars in thousands):

	Pension Benefits				Other Benefits
	Boise Inc.			Predecessor	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008		2010	2009	2008
Service cost	$5,041	$6,891	$9,226	$1,566	$3	$4	$3	$—
Interest cost	25,272	24,314	20,881	3,458	32	47	98	18
Expected return on plan assets	(23,242)	(23,269)	(20,398)	(3,452)	—	—	—	—
Amortization of actuarial (gain) loss	1,774	315	—	(21)	(150)	(1,344)	—	(12)
Amortization of prior service costs and other	51	36	—	194	—	—	—	—
Plan settlement curtailment (gain) loss	345	—	(1,749)	—	—	—	—	—

Company-sponsored plans	9,241	8,287	7,960	1,745	(115)	(1,293)	101	6
Multiemployer plans	411	382	327	75	—	—	—	—

Net periodic benefit costs	$9,652	$8,669	$8,287	$1,820	$(115)	$(1,293)	$101	$6

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	$14,461	$(21,951)	$84,600	$—	$(12)	$(1,715)	$(42)	$—
Prior service cost	—	145	364	—	—	—	—	—
Amortization of actuarial gain (loss)	(1,774)	(315)	—	—	—	—	—	—
Amortization of prior service cost	(51)	(36)	—	—	150	1,344	—	—

Total recognized in other comprehensive (income) loss	12,636	(22,157)	84,964	—	138	(371)	(42)	—

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$22,288	$(13,488)	$93,251	$1,820	$23	$(1,664)	$59	$6

In 2011, we estimate net periodic pension expense will be $12.6 million. The 2011 net periodic pension expense will include $5.6 million of net loss and $0.1 million of prior service cost that will be amortized from “Accumulated other comprehensive income (loss)” on Boise Inc.’s Consolidated Statement of Stockholders’ Equity or BZ Intermediate’s Consolidated Statement of Capital.

Assumptions

The assumptions used in accounting for the plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefits obligation:

	Pension Benefits				Other Benefits
	December 31			February 22, 2008	December 31			February 22, 2008
	2010	2009	2008		2010	2009	2008
Weighted average:
Discount rate	5.50%	6.10%	6.20%	6.50%	4.20%	4.60%	5.70%	5.50%
Rate of compensation increase	—%	—%	4.25%	4.25%	—%	—%	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits				Other Benefits
	Boise Inc.			Predecessor	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008		2010	2009	2008
Weighted average assumptions as of the last day in the presented period:
Discount rate	6.10%	6.20%	6.50%	6.40%	4.60%	5.70%	5.70%	5.50%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.25%	—%	—%	—%	—%
Rate of compensation increase	—%	—%	4.25%	4.25%	—%	—%	—%	—%

Discount Rate Assumption.    The discount rate reflects the current rate at which the pension obligations could be settled on the measurement date — December 31. In all periods presented, the discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The Aa-graded bonds included in the yield curve reflect anticipated investments that would be made to match the expected monthly benefit payments over time and do not include all Aa-graded corporate bonds. The plan’s projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption.    The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2011 net periodic benefit cost is 7.25%. In 2010, plan assets performed well above the long-term return assumption.

Rate of Compensation Increases.    Salaried pension benefits are frozen, so the compensation increase assumption is not applicable. Negotiated compensation increases are reflected in the projected benefit obligation for certain hourly employees with salary-related benefits. Historically, this assumption reflected long-term actual experience, the near-term outlook, and assumed inflation.

The following table presents our assumed healthcare cost trend rates at December 31, 2010 and 2009:

	2010	2009
Weighted average assumptions:
Healthcare cost trend rate assumed for next year	8.10%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.50%	6.50%

Year that the rate reaches the ultimate trend rate	2025	2025

Assumed healthcare cost trend rates affect the amounts reported for the healthcare plans. At December 31, 2010, a one-percentage-point change in our assumed healthcare cost trend rate would not significantly affect our total service or interest costs or our postretirement benefit obligation.

Investment Policies and Strategies

At December 31, 2010, 51% of our pension plan assets were invested in equity securities, 48% were invested in fixed-income securities, and 1% were invested in private equity, cash, and other. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments in order to achieve broad diversification in a cost-effective manner. At December 31, 2010, our investment policy governing our relationship with Russell allocated 48% to long-duration fixed-income securities, 33% to U.S. equity securities, 14% to international equity securities, and 5% to private equity securities. Our arrangement with Russell requires monthly rebalancing to the policy targets noted above.

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

Fair Value Measurements of Plan Assets

The defined benefit plans hold an interest in the Boise Paper Holdings, L.L.C., Master Pension Trust (Master Trust). The assets in the Master Trust are invested in a commingled trust whose funds are invested in U.S. equities, international equities, and fixed-income securities managed by Russell Trust Company. The Master Trust also invests in private equity securities managed by Pantheon Ventures Inc.

The following table sets forth, by level within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total

Equity securities:
Large cap U.S. equity securities (b)	$—	$112,602	$—	$112,602
Small- and mid-cap U.S. equity securities (c)	—	21,021	—	21,021
International equity securities (d)	—	49,172	—	49,172
Fixed-income securities (e)	—	169,992	—	169,992
Private equity securities (f)	—	—	2,225	2,225

Total securities at fair value	—	352,787	2,225	355,012

Receivables and accruals, net				889

Total fair value of plan assets				$355,901

	December 31, 2009
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total

Equity securities:
Large cap U.S. equity securities (b)	$—	$99,614	$—	$99,614
Small- and mid-cap U.S. equity securities (c)	—	21,262	—	21,262
International equity securities (d)	—	35,861	—	35,861
Fixed-income securities (e)	—	144,011	—	144,011

Total securities at fair value	—	300,748	—	300,748

Receivables and accruals, net				774

Total fair value of plan assets				$301,522

(a)	Investments are mutual funds managed by Russell Trust Company. The funds are valued at the net asset value (NAV) provided by Russell Trust Company, the administrator of the funds. The NAV is based on the value of the assets owned by the fund, less liabilities at year-end. While the underlying assets are actively traded on an exchange, the funds are not.

(b)	Our investments in this category are invested in the Russell Equity I Fund. The fund seeks higher long-term returns that exceed the Russell 1000 Index by investing in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(c)	Our investments in this category are invested in the Russell Equity II Fund. The fund seeks high, long-term returns that exceed the Russell 2500 Index by investing in the smaller capitalization stocks of the U.S. stock market.

(d)	Our investments in this category are invested in the Russell International Fund with Active Currency at December 31, 2010, and were invested in the Russell International Fund in 2009. Both funds benchmark against the MSCI European, Australasia, and Far East (EAFE) Index and seek high, long-term returns comparable to the broad international stock market by investing in non-U.S. companies from the developed countries around the world. The funds participate primarily in the stock markets of Europe and the Pacific Rim. The Russell International Fund with Active Currency places additional emphasis on opportunistically adding value through active investment in foreign currencies.

(e)	Our investments in this category are invested in the Russell Long Duration Fixed Income Fund (Long Duration Fund) and Russell Long Credit Fixed Income Fund (Long Credit Fund). The Long Duration Fund seeks to achieve above-average consistency in performance relative to the Barclays Capital U.S. Long Government/Credit Bond Index by combining manager styles and strategies with different payoffs over various phases of an investment cycle. The Long Credit Fund seeks to achieve above-average consistency in performance relative to the Barclays Capital Long Credit Index and is used with other bond funds, such as the Long Duration Fund, to gain additional credit exposure to asset portfolios. Both funds are designed to provide maximum total return through diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging markets bonds.

(f)	Our investments in this category are invested in the Pantheon Global Secondary Fund IV, LP. The fund specializes in investments in the private equity secondary market and occasionally directly in private companies to maximize capital growth. Fund investments are carried at fair value as determined quarterly using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, size of the position, degree of liquidity, restrictions on the disposition, latest round of financing data, current financial position, and operating results, among other factors. In circumstances where fair values are not provided with respect to any of the company’s fund investments, the investment advisor will seek to determine the fair value of such investments based on information provided by the general partners or managers of such funds or from other sources. Notwithstanding the above, the variety of valuation bases adopted and quality of management data of the ultimate underlying investee companies means that there are inherent difficulties in determining the value of the investments. Amounts realized on the sale of these investments may differ from the calculated values.

The following table sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the period ended December 31, 2010 (dollars in thousands):

Year Ended December 31, 2010

Balance, beginning of year	$—
Purchases	2,205
Unrealized gain	20

Balance, end of year	$2,225

Cash Flows

As of December 31, 2010 and 2009, our pension assets had a market value of $356 million and $302 million, respectively. Assuming a rate of return on plan assets of 7.25% in 2011 and 2012, we estimate that we will be required to contribute approximately $3 million in 2011 and approximately $32 million in 2012. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. Changes in the financial markets may require us to make larger than previously anticipated contributions to our pension plans. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years. For the year ended December 31, 2010, we made $25.0 million of cash contributions to our qualified pension plans. Additionally, we made certain benefit payments to our nonqualified pension plans and other postretirement benefit plans totaling $0.6 million.

The following benefit payments (dollars in thousands), which reflect expected future service as appropriate, are expected to be paid. Qualified pension benefit payments are paid from plan assets, while nonqualified pension and other benefit payments are paid by the Company.

	Pension Benefits	Other Benefits

2011	$16,840	$125
2012	19,299	88
2013	21,554	76
2014	23,919	71
2015	26,012	56
Years 2016-2020	158,784	138

14.     Stockholders’ Equity and Capital

Boise Inc.

Preferred Stock.    We are authorized to issue 1.0 million shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at December 31, 2010 and 2009.

Common Stock.    We are authorized to issue 250.0 million shares of common stock, of which 84.8 million shares were issued and outstanding at December 31, 2010. Of these shares outstanding, 4.2 million shares were restricted stock (discussed below). At December 31, 2009, we had 84.4 million shares of common stock issued and outstanding, of which 6.5 million shares were restricted stock. The common stock outstanding does not include restricted stock units.

On February 5, 2008, stockholders owning 12.5 million shares exercised their conversion rights and voted against the Acquisition. Such stockholders were entitled to receive their per-share interest in the proceeds from our initial public offering, which had been held in trust. Of these 12.5 million shares, 12.3 million shares were presented for conversion. The remaining shares not presented remain outstanding. In connection with the Acquisition, we paid $120.2 million from our cash held in trust to these stockholders. The remaining cash held in trust was used to effect the Acquisition.

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

Simultaneously with the consummation of our public offering, our then chairman and our chief executive officer each privately purchased 1.5 million warrants for an aggregate total of 3.0 million warrants (the Insider Warrants) at $1.00 per warrant (for an aggregate purchase price of $3.0 million). The amount paid for the Insider Warrants approximated fair value on the date of issuance. All of the proceeds received from these purchases were placed in cash held in trust. The Insider

Warrants purchased were identical to the Warrants underlying the Units issued in the public offering, except that the Insider Warrants may not be called for redemption and may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or his affiliates. At December 31, 2010 and 2009, 44.3 million and 44.4 million warrants were outstanding. At December 31, 2010, 2.3 million of the original Insider Warrants continued to be held by insiders. If all outstanding warrants were exercised at the $7.50 exercise price, we would receive cash proceeds of approximately $315 million.

Restricted Stock and Restricted Stock Units.    We evaluate share-based compensation for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments during the years ended December 31, 2010, 2009, and 2008, was zero.

In April 2009, our stockholders approved a Plan Amendment that increased the number of shares available for issuance under the Plan from 5.2 million to 17.2 million.

Service-Condition Vesting Awards.    In March 2010, pursuant to the Plan, we granted 0.2 million shares of restricted stock to our nonemployee directors. The shares will vest fully on March 15, 2011. Any shares not vested on or before March 15, 2011, will be forfeited.

In March 2009, pursuant to the Plan, we granted to directors and members of management 4.6 million shares of restricted stock and 1.2 million restricted stock units (collectively restricted stock). The 2.0 million shares of restricted stock granted to the directors vested on March 15, 2010. The grants to members of management vested or will vest as follows: one-fifth on March 15, 2010, one-fifth on March 15, 2011, and three-fifths on March 15, 2012. Any shares not vested on or before March 15, 2012, will be forfeited.

In May 2008, directors and members of management were granted awards of 0.4 million and 0.8 million shares, respectively, of restricted stock subject to service-condition vesting. The restricted stock granted to directors vested on March 2, 2009. Additionally, one-third of the management grants subject to service-condition vesting restrictions also vested on March 2, 2009. The remaining grants subject to service-condition vesting restrictions vested equally on February 28, 2010, and February 28, 2011. Any shares not vested on or before February 28, 2011, were forfeited.

Market-Condition Vesting Awards.    In May 2008, members of management were granted restricted stock subject to market-based vesting restrictions tied to our stock price. These shares did not vest and were forfeited on March 1, 2011.

Compensation Expense.    We recognize compensation expense for the restricted stock based on the fair value on the date of the grant, as described below. Compensation expense is recognized ratably over the vesting period for the restricted stock grants that vest over time and ratably over the award period for the restricted stock grants that vest based on the closing price of Boise Inc. stock, as discussed above. During the years ended December 31, 2010, 2009, and 2008, we recognized $3.7 million, $3.5 million, and $3.1 million, respectively, of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statement of Income (Loss).

Fair Value Measurement.    The fair value of service-condition restricted stock is determined based on the number of shares or units granted and the quoted price of our stock at the date of grant and is expensed on a straight-line basis over the vesting period. The fair value on the date of grant was $5.46 per share for the 2010 restricted stock grant, $0.43 per share for the 2009 restricted stock grant, and $4.16 per share for the 2008 grant. Compensation expense is adjusted if the service condition is not met.

Market-based restrictions represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied; these awards have a lower fair value than those that vest based primarily on the passage of time. However, compensation expense is required to be recognized for these awards regardless of when, if ever, the market condition is satisfied. We determined the fair value on the date of grant of the market-condition awards based on the stock price of Boise Inc. at $10 per share and $12.50 per share to be approximately $2.03 per share and $1.57 per share, respectively. The fair value of market-condition restricted stock or units was estimated at the grant date using a Monte Carlo simulation. We assumed a risk-free rate of 2.59%, an expected stock volatility of 58.60%, and a stock price for Boise Inc.’s common shares of $4.16 per share. The $4.16-per-share value was based on Boise Inc.’s closing stock price on the date of grant. Expense was recognized on a straight-line basis over the service period.

The following summarizes the activity of our outstanding service- and market-condition restricted stock and units awarded under the Plan as of December 31, 2010, 2009, and 2008, and changes during the years ended December 31, 2010, 2009, and 2008 (number of shares and aggregate fair value in thousands):

	Service-Condition Vesting Awards			Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value

Outstanding at January 1, 2008	—	$—	$—	—	$—	$—

Granted	1,185	4.16	4,927	1,929	1.75	3,368
Vested (a)	(30)	4.16	(125)	—	—	—
Forfeited	(12)	4.16	(48)	(13)	1.75	(23)

Outstanding at December 31, 2008 (b)	1,143	$4.16	$4,754	1,916	$1.75	$3,345

Granted	5,841	0.43	2,512	—	—	—
Vested (a)	(604)	4.16	(2,511)	—	—	—
Forfeited	(49)	1.27	(63)	(32)	1.75	(56)

Outstanding at December 31, 2009 (b)	6,331	$0.74	$4,692	1,884	$1.75	$3,289

Granted	250	5.81	1,450	—	—	—
Vested (a)	(3,009)	0.77	(2,304)	(4)	1.75	(7)
Forfeited	(43)	4.26	(180)	(2)	1.75	(3)

Outstanding at December 31, 2010 (b) (c)	3,529	$1.04	$3,658	1,878	$1.75	$3,279

(a)	We repurchase for cash any fractional shares as they vest. During the years ended December 31, 2010, 2009, and 2008, we repurchased 25.22 shares, 24.33 shares, and no shares, respectively.

(b)	Outstanding awards included all nonvested and nonforfeited awards

(c)	The weighted average remaining contractual term is approximately 1.3 years for the service-condition awards and 0.3 years for the market-condition awards as of December 31, 2010.

At December 31, 2010, we had approximately $1.4 million and $0.2 million of total unrecognized compensation expense related to the nonvested service- and market-condition restricted stock grants, respectively, under the Plan. The total compensation cost for the grants is expected to be recognized over a weighted average period of 2.7 years and 3.0 years for the service- and market-condition awards, respectively, based on the original grant date. Unrecognized compensation expense is calculated net of estimated forfeitures. The table below shows compensation expense recognized during the years ended December 31, 2010, 2009, and 2008, both in total and broken out between service- and market-condition awards (dollars in thousands):

	Year Ended December 31
	2010	2009	2008

Total compensation expense	$3,733	$3,517	$3,096

Relates to grant-date fair value of service-condition awards vested through period end	2,663	2,440	2,198

Relates to market-condition awards	1,070	1,077	898

The net income tax benefit associated with restricted stock awards was $0.8 million, $0.3 million, and $0.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

We paid a special cash dividend of $0.40 per common share on December 3, 2010, to shareholders of record at the close of business on November 17, 2010. The total dividend payout was approximately $32.3 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following (dollars in thousands):

	Investment Gains (Losses)	Cash Flow Hedges	Unfunded Accumulated Benefit Obligation		Accumulated Other Comprehensive Income (Loss)

			Actuarial Loss (a)	Prior Service Cost (a)

Balance at December 31, 2007, net of taxes	$—	$—	$—	$—	$—

Current-period changes, before taxes	—	(760)	(84,558)	(364)	(85,682)
Reclassifications to earnings, before taxes	—	—	—	—	—
Income taxes	—	—	—	—	—

Balance at December 31, 2008, net of taxes	$—	$(760)	$(84,558)	$(364)	$(85,682)

Current-period changes, before taxes	(5)	—	23,665	(145)	23,515
Reclassifications to earnings, before taxes	—	338	(1,029)	36	(655)
Income taxes	—	(131)	(8,656)	56	(8,731)

Balance at December 31, 2009, net of taxes	$(5)	$(553)	$(70,578)	$(417)	$(71,553)

Current-period changes, before taxes	6	—	(14,449)	—	(14,443)
Reclassifications to earnings, before taxes	—	422	1,625	51	2,098
Income taxes	—	131	4,964	(19)	5,076

Balance at December 31, 2010, net of taxes	$1	$—	$(78,438)	$(385)	$(78,822)

(a)	The 2011 net periodic pension expense will include $5.6 million of net loss and $0.1 million of prior service cost that will be amortized from “Accumulated other comprehensive income (loss)” on Boise Inc.’s Consolidated Statement of Stockholders’ Equity or BZ Intermediate’s Consolidated Statement of Capital.

BZ Intermediate Holdings LLC

BZ Intermediate has authorized 1,000 voting common units issued outstanding at December 31, 2010, 2009, and 2008, with a par value of $0.01. All of these units have been issued to Boise Inc. BZ Intermediate refers to its capital as “Business unit equity” on its Consolidated Balance Sheets, and this represents its equity transactions with Boise Inc., net income (loss) from the operations of its subsidiaries, the effect of changes in other comprehensive income, and restricted stock. Share-based compensation costs in BZ Intermediate’s financial statements represent expenses for restricted stock of Boise Inc., which have been pushed down to BZ Intermediate for accounting purposes and are explained in more detail above.

Predecessor

During the Predecessor period presented, equity compensation was granted to the Predecessor’s employees under Boise Cascade’s equity compensation plans. During the Predecessor period of January 1 through February 21, 2008, the Predecessor recognized $0.2 million of compensation expense, most of which was recorded in “General and administrative expenses” in the Consolidated Statements of Income (Loss).

15.    Alternative Fuel Mixture Credits, Net

The U.S. Internal Revenue Code allowed an excise tax credit for taxpayers using alternative fuels in the taxpayer’s trade or business. During the year ended December 31, 2009, we recorded $207.6 million in “Alternative fuel mixture credits, net” in our Consolidated Statement of Income (Loss). As of December 31, 2009, we recorded a receivable of $56.6 million in “Receivables, Other”

on our Consolidated Balance Sheet for alternative fuel mixture credits. We received this credit in March 2010 after we filed our 2009 federal income tax return. Eligibility for new credits expired on December 31, 2009.

In mid October 2010, the Internal Revenue Service Office of Chief Counsel released a memo providing further clarification on the cellulosic biofuel producer credit (CBPC). This guidance clarifies that companies may elect to apply for the $1.01-per-gallon CBPC for any black liquor that was produced in 2009 and not claimed as alternative fuel mixture credits. We became eligible for the alternative fuel mixture credit at our mills at varying dates throughout first quarter 2009 and would be eligible to claim the CBPC credit for black liquor produced prior to becoming eligible for the alternative fuel mixture credits. However, this credit is taxable, may only be used to offset a portion of taxable income, and has a relatively short carry-forward period. We continue to evaluate the impact of filing for the CBPC on our specific tax situation.

16.    St. Helens Mill Restructuring

In November 2008, we announced the restructuring of our paper mill in St. Helens, Oregon. The restructuring was primarily the result of declining product demand coupled with continuing high costs.

For the years ended December 31, 2010, 2009, and 2008, we recorded a pretax charge of $0.2 million, $5.8 million, and $29.8 million, respectively, associated with the restructuring in “St. Helens mill restructuring” in the Consolidated Statements of Income (Loss). Additionally in 2008, we recognized $7.8 million related to the write-down of inventory, which was recorded in “Materials, labor, and other operating expenses” in the Consolidated Statements of Income (Loss). All of these costs are recorded in our Paper segment. In the future, net cash expenditures in decommissioning and other costs are not expected to be material. At December 31, 2010 and 2009, we had $0.1 million and $0.5 million of severance liabilities included in “Accrued liabilities, Compensation and benefits” on our Consolidated Balance Sheets.

17.    Acquisition of Boise Cascade’s Paper and Packaging Operations

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

The purchase price was paid with cash, the issuance of shares of our common stock, and a note payable. These costs, including direct transaction costs and purchase price adjustments, are summarized as follows (dollars in thousands):

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

The following table summarizes the fair value allocation of the assets acquired and liabilities assumed in the Acquisition as adjusted (dollars in thousands):

February 22, 2008, Fair Value

Current assets	$571,936
Property and equipment	1,306,070
Fiber farms and deposits	11,006
Intangible assets:
Trademarks and trade names	16,800
Customer list	13,700
Technology	6,860
Deferred financing costs	81,898
Other long-term assets	4,465
Current liabilities	(246,928)
Long-term liabilities	(101,664)

Total purchase price	$1,664,143

Upon completion of the transaction, Boise Cascade owned 37.9 million, or 49%, of our outstanding shares. In early March 2010, Boise Cascade sold all of its remaining interest in us.

18.    Segment Information

Boise Inc., headquartered in Boise, Idaho, operates and reports its business in three reportable segments: Paper, Packaging, and Corporate and Other (support services). These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments.

Paper.    We manufacture and sell a range of papers, including communication-based papers, packaging-demand-driven papers, and market pulp. Many of these paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled, high-bright, and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible papers used for food wrap and other applications. We ship to customers both directly from our mills and through distribution centers. In 2010, approximately 38% of our uncoated freesheet paper sales volume, including approximately 61% of our office papers sales volume, was sold to OfficeMax.

Packaging.    Our Packaging segment manufactures and sells corrugated packaging products, linerboard, and newsprint. Our containerboard and corrugated products are sold by our own sales personnel and by brokers. Our newsprint is sold by our own sales personnel primarily to newspaper publishers in the southern U.S.

Corporate and Other.    Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. Rail cars and trucks are generally leased. During the years ended December 31, 2010, 2009, and 2008, and the Predecessor period of January 1 through February 21, 2008, segment sales related primarily to our rail and truck business were $65.4 million, $63.8 million, $67.7 million, and $8.5 million, respectively.

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

Export sales to foreign unaffiliated customers were $212.2 million in 2010, $180.3 million in 2009, $212.8 million in 2008, and $40.8 million during the Predecessor period of January 1 through February 21, 2008, respectively. In all periods presented, net sales were generated domestically, and long-lived assets were held by domestic operations.

Segment sales to external customers by product line are as follows (dollars in millions):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 21, 2008
	2010	2009	2008
Paper
Uncoated freesheet	$1,309.8	$1,289.8	$1,240.9	$224.2
Containerboard (medium)	0.1	0.1	0.2	0.1
Market pulp and other	84.7	73.5	101.9	20.1

	1,394.6	1,363.4	1,343.0	244.4

Packaging
Containerboard (linerboard)	94.2	88.6	88.6	16.5
Newsprint	121.7	98.4	203.2	29.8
Corrugated containers and sheets	388.0	347.7	324.3	53.1
Other	65.3	51.2	84.3	13.7

	669.2	585.9	700.4	113.1

Corporate and Other	30.0	28.9	27.2	2.4

	$2,093.8	$1,978.2	$2,070.6	$359.9

An analysis of our operations by segment is as follows (dollars in millions):

Boise Inc.
	Sales				Income (Loss) Before Taxes		Depre- ciation, Amorti- zation, and Depletion	EBITDA (d)		Capital Expendi- tures	Assets
	Trade	Related Parties	Inter- segment	Total

Year Ended December 31, 2010
Paper	$1,394.6	$—	$63.7	$1,458.3	$151.5		$87.4	$238.9		$67.8	$1,187.9
Packaging	636.2	33.0	2.7	671.9	65.0		38.6	103.6		38.6	505.6
Corporate and Other	27.3	2.7	35.4	65.4	(21.6	)(a)	3.9	(17.7	)(a)	5.2	245.5

	2,058.1	35.7	101.8	2,195.6	194.9		129.9	324.8		111.6	1,939.0

Intersegment eliminations	—	—	(101.8)	(101.8)	—		—	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	—		—	—		—	—
Loss on extinguishment of debt	—	—	—	—	(22.2	)(a)	—	(22.2	)(a)	—	—
Interest expense	—	—	—	—	(64.8)		—	—		—	—
Interest income	—	—	—	—	0.3		—	—		—	—

	$2,058.1	$35.7	$—	$2,093.8	$108.1		$129.9	$302.6		$111.6	$1,939.0

	Sales				Income (Loss) Before Taxes		Depre- ciation, Amorti- zation, and Depletion	EBITDA (d)		Capital Expendi- tures	Assets
	Trade	Related Parties	Inter- segment	Total

Year Ended December 31, 2009
Paper	$1,363.4	$—	$56.6	$1,420.0	$262.7	(b)	$85.2	$347.8	(b)	$51.0	$1,249.8
Packaging	560.4	25.5	2.5	588.4	67.1	(b)	42.2	109.3	(b)	23.1	497.9
Corporate and Other	11.6	17.3	34.9	63.8	(21.5	)(b)	4.1	(17.3	)(b)	3.0	148.1

	1,935.4	42.8	94.0	2,072.2	308.3		131.5	439.8		77.1	1,895.8

Intersegment eliminations	—	—	(94.0)	(94.0)	—		—	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	0.6		—	—		—	—
Loss on extinguishment of debt	—	—	—	—	(44.1	)(b)	—	(44.1	)(b)	—	—
Interest expense	—	—	—	—	(83.3)		—	—		—	—
Interest income	—	—	—	—	0.4		—	—		—	—

	$1,935.4	$42.8	$—	$1,978.2	$181.9		$131.5	$395.7		$77.1	$1,895.8

Year Ended December 31, 2008
Paper	$1,343.0	$—	$60.7	$1,403.7	$32.7	(c)	$71.7	$104.3	(c)	$42.8	$1,310.4
Packaging	635.5	64.9	3.3	703.7	21.1	(c)	35.1	56.2	(c)	43.5	558.3
Corporate and Other	11.7	15.5	40.5	67.7	(18.6	)(c)	3.2	(15.4	)(c)	4.3	119.6

	1,990.2	80.4	104.5	2,175.1	35.2		110.0	145.1		90.6	1,988.3

Intersegment eliminations	—	—	(104.5)	(104.5)	—		—	—		—	—
Change in fair value of interest rate derivatives	—	—	—	—	(0.5)		—	—		—	—
Interest expense	—	—	—	—	(91.2)		—	—		—	—
Interest income	—	—	—	—	2.2		—	—		—	—

	$1,990.2	$80.4	$—	$2,070.6	$(54.3)		$110.0	$145.1		$90.6	$1,988.3

Predecessor
	Sales				Income (Loss) Before Taxes	Depre- ciation, Amorti- zation, and Depletion	EBITDA (d)	Capital Expendi- tures
	Trade	Related Parties	Inter- segment	Total

January 1 Through February 21, 2008
Paper	$154.4	$90.0	$9.1	$253.5	$20.7	$0.3	$21.1	$5.0
Packaging	102.2	10.9	0.4	113.5	5.7	0.1	5.7	5.2
Corporate and Other	1.8	0.6	6.1	8.5	(3.2)	0.1	(3.1)	—

	258.4	101.5	15.6	375.5	23.2	0.5	23.7	10.2

Intersegment eliminations	—	—	(15.6)	(15.6)	—	—	—	—
Interest income	—	—	—	—	0.2	—	—	—

	$258.4	$101.5	$—	$359.9	$23.4	$0.5	$23.7	$10.2

(a)	Included $22.2 million of expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(b)	Included $5.8 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens, Oregon, mill.

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

Included $44.1 million of expense recorded in the Corporate and Other segment associated with the restructuring of our debt for Boise Inc. or $66.8 million of expense recorded in the Corporate and Other segment associated with the restructuring of our debt for BZ Intermediate. The difference is due to the gain recognized by Boise Inc. related to the notes payable, which were held by Boise Inc.

(c)	Included $37.6 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens, Oregon, mill.

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

(d)

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

The following is a reconciliation of net income (loss) to EBITDA (dollars in millions):

	Boise Inc.			Predecessor
	Year Ended December 31			January 1 Through February 22, 2008
	2010	2009	2008

Net income (loss)	$62.7	$153.8	$(45.5)	$22.8
Change in fair value of interest rate derivatives	—	(0.6)	0.5	—
Interest expense	64.8	83.3	91.2	—
Interest income	(0.3)	(0.4)	(2.2)	(0.2)
Income tax provision (benefit)	45.4	28.0	(8.8)	0.6
Depreciation, amortization, and depletion	129.9	131.5	110.0	0.5

EBITDA	$302.6	$395.7	$145.1	$23.7

	BZ Intermediate Holdings LLC			Predecessor
	Year Ended December 31			January 1 Through February 22, 2008
	2010	2009	2008

Net income (loss)	$63.6	$147.8	$(41.9)	$22.8
Change in fair value of interest rate derivatives	—	(0.6)	0.5	—
Interest expense	64.8	74.3	82.9	—
Interest income	(0.3)	(0.4)	(0.6)	(0.2)
Income tax provision (benefit)	44.5	20.4	(5.8)	0.6
Depreciation, amortization, and depletion	129.9	131.5	110.0	0.5

EBITDA	$302.6	$373.0	$145.1	$23.7

19.    Commitments, Guarantees, and Legal Proceedings

Commitments

We have financial commitments for lease payments and for the purchase of wood fiber and utilities. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities.

Our log and fiber agreements are discussed further in Note 2, Summary of Significant Accounting Policies, our lease commitments are discussed further in Note 7, Leases, and our long-term debt obligations are discussed further in Note 11, Debt.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2010 and 2009, we had approximately $27.2 million and $36.8 million, respectively, of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2010 or 2009, respectively, or determined pursuant to contractual terms, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others in the normal course of our business. See Note 11, Debt, for a description of the guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Legal Proceedings

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

20.    Quarterly Results of Operations (unaudited, dollars in millions, except per-share and stock price information)

	Boise Inc.
	2010
	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$494.1	$521.6	$554.1	$524.0
Income from operations	18.6	38.2	77.0	60.2
Net income (loss)	(12.7)	13.3	35.9	26.2

Net income (loss) per common share:
Basic	(0.16)	0.17	0.45	0.32
Diluted	(0.16)	0.16	0.43	0.31

Common stock dividends per share	—	—	—	0.40

Common stock prices (f)	6.13	7.40	7.36	8.10
High	4.60	4.91	4.96	6.40
Low

	Boise Inc.
	2009
	First Quarter (b)	Second Quarter (c)	Third Quarter (d)	Fourth Quarter (e)

Net sales	$500.3	$479.4	$508.3	$490.3
Income from operations	21.4	96.6	93.5	94.2
Net income (loss)	(0.9)	50.9	48.2	55.7

Net income (loss) per common share:
Basic	(0.01)	0.65	0.61	0.70
Diluted	(0.01)	0.60	0.57	0.66

Common stock dividends per share	—	—	—	—

Common stock prices (f)
High	0.75	2.47	5.40	6.29
Low	0.24	0.51	1.41	4.71

	BZ Intermediate Holdings
	2010
	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$494.1	$521.6	$554.1	$524.0
Income from operations	18.6	38.2	77.0	60.2
Net income (loss)	(11.8)	13.3	36.0	26.1

	BZ Intermediate Holdings
	2009
	First Quarter (b)	Second Quarter (c)	Third Quarter (d)	Fourth Quarter (e)

Net sales	$500.3	$479.4	$508.3	$490.3
Income from operations	21.4	96.6	93.5	94.2
Net income	1.4	54.2	50.2	42.1

(a)	First quarter 2010 included $3.3 million of expense related to the impact of energy hedges, $2.8 million of which was recorded in the Paper segment and $0.5 million in the Packaging segment.

First quarter 2010 included $22.2 million of expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(b)	First quarter 2009 included $3.6 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens, Oregon, mill.

First quarter 2009 included $2.2 million of expense related to the impact of energy hedges, $1.8 million of which was recorded in the Paper segment and $0.4 million in the Packaging segment.

(c)	Second quarter 2009 included $57.0 million of income recorded in the Paper segment, $19.9 million of income recorded in the Packaging segment, and $1.6 million of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

Second quarter 2009 included $1.1 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens, Oregon, mill.

Second quarter 2009 included $3.5 million of income related to the impact of energy hedges, $2.8 million of which was recorded in the Paper segment and $0.7 million in the Packaging segment.

(d)	Third quarter 2009 included $42.9 million of income recorded in the Paper segment, $19.4 million of income recorded in the Packaging segment, and $2.7 million of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

Third quarter 2009 included $1.4 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens, Oregon, mill.

Third quarter 2009 included $3.6 million of income related to the impact of energy hedges, $2.9 million of which was recorded in the Paper segment and $0.7 million in the Packaging segment.

(e)	Fourth quarter 2009 included $50.1 million of income recorded in the Paper segment, $22.2 million of income recorded in the Packaging segment, and $0.4 million of income recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.

Fourth quarter 2009 included $44.1 million of loss on extinguishment of debt for Boise Inc., or $66.8 million of loss on extinguishment of debt for BZ Intermediate, as a result of the October 2009 debt restructuring. The difference is due to the gain recognized by Boise Inc. related to the notes payable, which were held by Boise Inc.

Fourth quarter 2009 included $1.0 million of income related to the impact of energy hedges, $0.9 million of which was recorded in the Paper segment and $0.1 million in the Packaging segment.

(f)	Our common stock began trading on February 25, 2008, on the New York Stock Exchange (NYSE) under the symbol BZ. Common stock prices are based on daily closing prices.

21.    Subsequent Events

On February 21, 2011, our wholly owned subsidiary, Boise Paper Holdings, L.L.C., entered into a Stock Purchase Agreement (the Agreement) to purchase all of the outstanding stock of Tharco Packaging, Inc. (Tharco) for $200 million of cash consideration, subject to adjustments set forth in the Agreement. This acquisition, which closed on March 1, 2011, expands our presence in packaging markets; extends our geographical reach from the Pacific Northwest to California, Colorado, Arizona, and Georgia; and increases our containerboard integration to over 85% from approximately 70%. We obtained appropriate consents from our lenders to enable the acquisition under our Credit Facilities.

For the fiscal year ended September 30, 2010, Tharco had total revenue of $261 million and income from operations of $18 million. The remaining disclosures required by GAAP for business combinations have not been made for the Tharco acquisition because the initial accounting for the acquisition has not been completed.

22.    Consolidating Guarantor and Nonguarantor Financial Information

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

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2010

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Sales
Trade	$—	$11,994	$2,039,308	$6,830	$—	$2,058,132
Intercompany	—	—	—	110,619	(110,619)	—
Related parties	—	2,364	333	32,948	—	35,645

	—	14,358	2,039,641	150,397	(110,619)	2,093,777

Costs and expenses
Materials, labor, and other operating expenses	—	14,039	1,580,221	150,398	(110,619)	1,634,039
Fiber costs from related parties	—	—	25,259	—	—	25,259
Depreciation, amortization, and depletion	—	3,454	126,472	—	—	129,926
Selling and distribution expenses	—	—	57,873	234	—	58,107
General and administrative expenses	—	21,949	30,324	—	—	52,273
St. Helens mill restructuring	—	—	180	—	—	180
Other (income) expense, net	—	225	69	(261)	—	33

	—	39,667	1,820,398	150,371	(110,619)	1,899,817

Income (loss) from operations	—	(25,309)	219,243	26	—	193,960

Foreign exchange gain (loss)	—	871	19	—	—	890
Change in fair value of interest rate derivatives	—	(43)	—	—	—	(43)
Loss on extinguishment of debt	—	(22,225)	—	—	—	(22,225)
Interest expense	—	(64,782)	—	—	—	(64,782)
Interest expense — intercompany	—	(212)	—	(16)	228	—
Interest income	—	299	7	—	—	306
Interest income — intercompany	—	16	212	—	(228)	—

	—	(86,076)	238	(16)	—	(85,854)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(111,385)	219,481	10	—	108,106
Income tax (provision) benefit	—	(43,187)	(1,350)	8	—	(44,529)

Income (loss) before equity in net income (loss) of affiliates	—	(154,572)	218,131	18	—	63,577
Equity in net income (loss) of affiliates	63,577	218,149	—	—	(281,726)	—

Net income (loss)	$63,577	$63,577	$218,131	$18	$(281,726)	$63,577

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2009

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Sales
Trade	$—	$—	$1,930,526	$4,884	$—	$1,935,410
Intercompany	—	—	5	90,906	(90,911)	—
Related parties	—	14,966	2,317	25,499	—	42,782

	—	14,966	1,932,848	121,289	(90,911)	1,978,192

Costs and expenses
Materials, labor, and other operating expenses	—	14,080	1,551,756	121,289	(90,911)	1,596,214
Fiber costs from related parties	—	—	36,858	—	—	36,858
Depreciation, amortization, and depletion	—	3,583	127,917	—	—	131,500
Selling and distribution expenses	—	—	55,318	206	—	55,524
General and administrative expenses	—	18,286	31,964	—	—	50,250
St. Helens mill restructuring	—	—	5,805	—	—	5,805
Alternative fuel mixture credits, net	—	3,933	(211,540)	—	—	(207,607)
Other (income) expense, net	—	695	3,540	(230)	—	4,005

	—	40,577	1,601,618	121,265	(90,911)	1,672,549

Income (loss) from operations	—	(25,611)	331,230	24	—	305,643

Foreign exchange gain (loss)	—	1,529	1,110	—	—	2,639
Change in fair value of interest rate derivatives	—	568	—	—	—	568
Loss on extinguishment of debt	—	(66,784)	—	—	—	(66,784)
Interest expense	—	(74,263)	—	—	—	(74,263)
Interest expense — tercompany	—	(171)	—	(15)	186	—
Interest income	—	364	3	—	—	367
Interest income — intercompany	—	15	171	—	(186)	—

	—	(138,742)	1,284	(15)	—	(137,473)

Income (loss) before income taxes	—	(164,353)	332,514	9	—	168,170
Income tax (provision) benefit	—	(19,546)	(810)	—	—	(20,356)

Income (loss) before equity in net income (loss) of affiliates	—	(183,899)	331,704	9	—	147,814
Equity in net income (loss) of affiliates	147,814	331,713	—	—	(479,527)	—

Net income (loss)	$147,814	$147,814	$331,704	$9	$(479,527)	$147,814

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2008

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Sales
Trade	$—	$—	$1,979,955	$10,252	$—	$1,990,207
Intercompany	—	—	1	102,006	(102,007)	—
Related parties	—	12,092	3,450	64,883	—	80,425

	—	12,092	1,983,406	177,141	(102,007)	2,070,632

Costs and expenses
Materials, labor, and other operating expenses	—	11,166	1,670,526	177,141	(102,007)	1,756,826
Fiber costs from related parties	—	—	54,628	—	—	54,628
Depreciation, amortization, and depletion	—	2,707	107,281	—	—	109,988
Selling and distribution expenses	—	—	48,032	246	—	48,278
General and administrative expenses	—	18,450	15,868	—	—	34,318
St. Helens mill restructuring	—	—	29,780	—	—	29,780
Other (income) expense, net	—	(2,666)	(36)	(278)	—	(2,980)

	—	29,657	1,926,079	177,109	(102,007)	2,030,838

Income (loss) from operations	—	(17,565)	57,327	32	—	39,794

Foreign exchange gain (loss)	—	(3,187)	(1,509)	—	—	(4,696)
Change in fair value of interest rate derivatives	—	(479)	—	—	—	(479)
Interest expense	—	(82,945)	—	—	—	(82,945)
Interest expense — intercompany	—	(136)	—	(21)	157	—
Interest income	—	611	6	—	—	617
Interest income — intercompany	—	21	136	—	(157)	—

	—	(86,115)	(1,367)	(21)	—	(87,503)

Income (loss) before income taxes	—	(103,680)	55,960	11	—	(47,709)
Income tax (provision) benefit	—	7,393	(1,542)	(2)	—	5,849

Income (loss) before equity in net income (loss) of affiliates	—	(96,287)	54,418	9	—	(41,860)
Equity in net income (loss) of affiliates	(41,860)	54,427	—	—	(12,567)	—

Net income (loss)	$(41,860)	$(41,860)	$54,418	$9	$(12,567)	$(41,860)

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2010

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$166,410	$6	$417	$—	$166,833
Short-term investments	—	10,621	—	—	—	10,621
Receivables
Trade, less allowances	—	1,004	187,502	82	—	188,588
Intercompany	—	—	2	1,634	(1,636)	—
Related parties	—	—	—	1	—	1
Other	—	331	3,504	4	—	3,839
Inventories	—	15	261,456	—	—	261,471
Deferred income taxes	—	16,651	—	7	—	16,658
Prepaid and other	—	4,697	517	—	—	5,214

	—	199,729	452,987	2,145	(1,636)	653,225

Property
Property and equipment, net	—	5,952	1,193,083	—	—	1,199,035
Fiber farms and deposits	—	—	18,285	—	—	18,285

	—	5,952	1,211,368	—	—	1,217,320

Deferred financing costs	—	30,396	—	—	—	30,396
Intangible assets, net	—	—	29,605	—	—	29,605
Investments in affiliates	655,332	1,479,253	—	—	(2,134,585)	—
Other assets	—	5,175	3,269	—	—	8,444

Total assets	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2010 (continued)

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$43,750	$—	$—	$—	$43,750
Income taxes payable	—	(818)	898	2	—	82
Accounts payable
Trade	—	13,513	163,710	1,700	—	178,923
Intercompany	—	2	1,634	—	(1,636)	—
Related parties	—	—	—	291	—	291
Accrued liabilities
Compensation and benefits	—	23,081	31,493	—	—	54,574
Interest payable	—	10,535	—	—	—	10,535
Other	—	5,336	10,645	142	—	16,123

	—	95,399	208,380	2,135	(1,636)	304,278

Debt
Long-term debt, less current portion	—	738,081	—	—	—	738,081

Other
Deferred income taxes	—	78,959	492	—	—	79,451
Compensation and benefits	—	121,318	—	—	—	121,318
Other long-term liabilities	—	31,416	9,114	—	—	40,530

	—	231,693	9,606	—	—	241,299

Commitments and contingent liabilities

Capital
Business unit equity	655,332	655,332	1,479,243	10	(2,134,585)	655,332

Total liabilities and capital	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2009

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current
Cash and cash equivalents	$—	$69,071	$33	$289	$—	$69,393
Short-term investments	—	10,023	—	—	—	10,023
Receivables
Trade, less allowances	—	—	185,087	23	—	185,110
Intercompany	—	—	—	1,254	(1,254)	—
Related parties	—	1,626	—	430	—	2,056
Other	—	828	61,581	1	—	62,410
Inventories	—	18	252,155	—	—	252,173
Prepaid and other	—	4,049	770	—	—	4,819

	—	85,615	499,626	1,997	(1,254)	585,984

Property
Property and equipment, net	—	6,408	1,199,271	—	—	1,205,679
Fiber farms and deposits	—	—	17,094	—	—	17,094

	—	6,408	1,216,365	—	—	1,222,773

Deferred financing costs	—	47,369	—	—	—	47,369
Intangible assets, net	—	—	32,358	—	—	32,358
Investments in affiliates	628,590	1,522,807	—	—	(2,151,397)	—
Other assets	—	4,106	3,200	—	—	7,306

Total assets	$628,590	$1,666,305	$1,751,549	$1,997	$(2,152,651)	$1,895,790

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2009 (continued)

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$30,711	$—	$—	$—	$30,711
Income taxes payable	—	(2,058)	2,296	2	—	240
Accounts payable
Trade	—	11,983	158,795	1,740	—	172,518
Intercompany	—	—	1,254	—	(1,254)	—
Related parties	—	17	2,445	136	—	2,598
Accrued liabilities
Compensation and benefits	—	23,789	44,159	—	—	67,948
Interest payable	—	4,946	—	—	—	4,946
Other	—	13,558	10,058	119	—	23,735

	—	82,946	219,007	1,997	(1,254)	302,696

Debt
Long-term debt, less current portion	—	785,216	—	—	—	785,216

Other
Deferred income taxes	—	24,283	280	—	—	24,563
Compensation and benefits	—	123,889	—	—	—	123,889
Other long-term liabilities	—	21,381	9,455	—	—	30,836

	—	169,553	9,735	—	—	179,288

Commitments and contingent liabilities

Capital
Business unit equity	628,590	628,590	1,522,807	—	(2,151,397)	628,590

Total liabilities and capital	$628,590	$1,666,305	$1,751,549	$1,997	$(2,152,651)	$1,895,790

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used for) operations
Net income (loss)	$63,577	$63,577	$218,131	$18	$(281,726)	$63,577
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(63,577)	(218,149)	—	—	281,726	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	11,023	126,472	—	—	137,495
Share-based compensation expense	—	3,733	—	—	—	3,733
Pension and other postretirement benefit expense	—	9,537	—	—	—	9,537
Deferred income taxes	—	37,677	213	(8)	—	37,882
Change in fair value of energy derivatives	—	—	609	—	—	609
Change in fair value of interest rate derivatives	—	43	—	—	—	43
(Gain) loss on sales of assets, net	—	2	310	—	—	312
Other	—	(850)	(19)	—	—	(869)
Loss on extinguishment of debt	—	22,225	—	—	—	22,225
Decrease (increase) in working capital
Receivables	—	1,225	55,662	(12)	380	57,255
Inventories	—	3	(17,123)	—	—	(17,120)
Prepaid expenses	—	4,437	253	—	—	4,690
Accounts payable and accrued liabilities	—	6,760	(13,208)	138	(380)	(6,690)
Current and deferred income taxes	—	7,142	(1,398)	—	—	5,744
Pension and other postretirement benefit payments	—	(25,637)	—	—	—	(25,637)
Other	—	(606)	(2,399)	—	—	(3,005)

Cash provided by (used for) operations	—	(77,858)	367,503	136	—	289,781

Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,711)	(107,908)	—	—	(111,619)
Purchases of short-term investments	—	(25,336)	—	—	—	(25,336)
Maturities of short-term investments	—	24,744	—	—	—	24,744
Sales of assets	—	—	717	—	—	717
Other	—	868	1,356	—	—	2,224

Cash provided by (used for) investment	—	(3,435)	(105,835)	—	—	(109,270)

Cash provided by (used for) financing
Issuances of long-term debt	—	300,000	—	—	—	300,000
Payments of long-term debt	—	(334,096)	—	—	—	(334,096)
Payments of deferred financing costs	—	(12,003)	—	—	—	(12,003)
Payments (to) from Boise Inc., net	(31,639)	—	—	—	—	(31,639)
Due to (from) affiliates	31,639	230,064	(261,695)	(8)	—	—
Other	—	(5,333)	—	—	—	(5,333)

Cash provided by (used for) financing	—	178,632	(261,695)	(8)	—	(83,071)

Increase (decrease) in cash and cash equivalents	—	97,339	(27)	128	—	97,440
Balance at beginning of the period	—	69,071	33	289	—	69,393

Balance at end of the period	$—	$166,410	$6	$417	$—	$166,833

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used for) operations
Net income (loss)	$147,814	$147,814	$331,704	$9	$(479,527)	$147,814
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(147,814)	(331,713)	—	—	479,527	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	16,162	127,917	—	—	144,079
Share-based compensation expense	—	3,518	—	—	—	3,518
Pension and other postretirement benefit expense	—	7,376	—	—	—	7,376
Deferred income taxes	—	19,863	157	—	—	20,020
Change in fair value of energy derivatives	—	—	(5,877)	—	—	(5,877)
Change in fair value of interest rate derivatives	—	(568)	—	—	—	(568)
(Gain) loss on sales of assets, net	—	19	495	—	—	514
Other	—	(1,529)	(1,110)	—	—	(2,639)
Loss on extinguishment of debt	—	66,784	—	—	—	66,784
Decrease (increase) in working capital, net of aquisitions
Receivables	—	1,800	(24,744)	978	463	(21,503)
Inventories	—	4	83,033	—	—	83,037
Prepaid expenses	—	(1,340)	2,040	770	—	1,470
Accounts payable and accrued liabilities	—	13,723	13,435	(985)	(463)	25,710
Current and deferred income taxes	—	(395)	(27)	—	—	(422)
Pension and other postretirement benefit payments	—	(13,001)	—	—	—	(13,001)
Other	—	754	(1,363)	—	—	(609)

Cash provided by (used for) operations	—	(70,729)	525,660	772	—	455,703

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	—	(543)	—	—	(543)
Expenditures for property and equipment	—	(2,789)	(74,356)	—	—	(77,145)
Purchases of short-term investments	—	(21,643)	—	—	—	(21,643)
Maturities of short-term investments	—	11,615	—	—	—	11,615
Sales of assets	—	1	1,030	—	—	1,031
Other	—	1,357	811	—	—	2,168

Cash provided by (used for) investment	—	(11,459)	(73,058)	—	—	(84,517)

Cash provided by (used for) financing
Issuances of long-term debt	—	310,000	—	—	—	310,000
Payments of long-term debt	—	(531,523)	—	—	—	(531,523)
Extinguishment of debt	—	(39,717)	—	—	—	(39,717)
Payments (to) from Boise Inc., net	(49,915)	—	—	—	—	(49,915)
Payments of deferred financing costs	—	(13,156)	—	—	—	(13,156)
Due to (from) affiliates	49,915	405,789	(452,576)	(3,128)	—	—

Cash provided by (used for) financing	—	131,393	(452,576)	(3,128)	—	(324,311)

Increase (decrease) in cash and cash equivalents	—	49,205	26	(2,356)	—	46,875
Balance at beginning of the period	—	19,866	7	2,645	—	22,518

Balance at end of the period	$—	$69,071	$33	$289	$—	$69,393

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used for) operations
Net income (loss)	$(41,860)	$(41,860)	$54,418	$9	$(12,567)	$(41,860)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	41,860	(54,427)	—	—	12,567	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	12,652	107,281	—	—	119,933
Share-based compensation expense	—	3,096	—	—	—	3,096
Pension and other postretirement benefit expense	—	8,388	—	—	—	8,388
Deferred income taxes	—	(6,289)	(150)	—	—	(6,439)
Change in fair value of energy derivatives	—	—	7,445	—	—	7,445
Change in fair value of interest rate derivatives	—	479	—	—	—	479
St. Helens mill restructuring	—	—	35,998	—	—	35,998
Other	—	3,187	1,509	—	—	4,696
Decrease (increase) in working capital, net of aquisitions
Receivables	—	6,201	20,991	(2,686)	790	25,296
Inventories	—	(2)	(28,948)	—	—	(28,950)
Prepaid expenses	—	8	(346)	(765)	—	(1,103)
Accounts payable and accrued liabilities	—	8,958	(27,933)	2,980	(790)	(16,785)
Current and deferred income taxes	—	(1,409)	1,629	2	—	222
Pension and other postretirement benefit payments	—	(636)	—	—	—	(636)
Other	—	(426)	(1,422)	—	—	(1,848)

Cash provided by (used for) operations	—	(62,080)	170,472	(460)	—	107,932

Cash provided by (used for) investment
Acquisition of businesses and facilities	—	100,152	(1,316,606)	(5)	—	(1,216,459)
Expenditures for property and equipment	—	(4,200)	(86,397)	—	—	(90,597)
Sales of assets	—	—	394	—	—	394
Other	—	(3,099)	(2,604)	—	—	(5,703)

Cash provided by (used for) investment	—	92,853	(1,405,213)	(5)	—	(1,312,365)

Cash provided by (used for) financing
Issuances of long-term debt	—	1,125,700	—	—	—	1,125,700
Payments of long-term debt	—	(88,250)	—	—	—	(88,250)
Payments (to) from Boise Inc., net	271,399	—	—	—	—	271,399
Payments of deferred financing costs	—	(81,898)	—	—	—	(81,898)
Due to (from) affiliates	(271,399)	(966,459)	1,234,748	3,110	—	—

Cash provided by (used for) financing	—	(10,907)	1,234,748	3,110	—	1,226,951

Increase (decrease) in cash and cash equivalents	—	19,866	7	2,645	—	22,518
Balance at beginning of the period	—	—	—	—	—	—

Balance at end of the period	$—	$19,866	$7	$2,645	$—	$22,518

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Boise Inc.:

We have audited the accompanying consolidated balance sheets of Boise Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Boise Inc.’s. internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boise Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Boise Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boise, Idaho

March 2, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors

of Boise Inc.:

We have audited the accompanying consolidated balance sheets of BZ Intermediate Holdings LLC and subsidiaries (formerly known as Aldabra Holding Sub LLC) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), capital, and cash flows for the years ended December 31, 2010 and December 31, 2009 and for the period from January 18, 2008 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BZ Intermediate Holdings LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and December 31, 2009 and for the period from January 18, 2008 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho

March 2, 2011

Independent Auditors’ Report

The Board of Directors

of Boise Inc.:

We have audited the accompanying consolidated statements of income and cash flows for the period from January 1, 2008 through February 21, 2008, of Boise Paper Products and subsidiaries. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Boise Paper Products and subsidiaries operations and their cash flows for the period from January 1, 2008 through February 21, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also maintain “internal control over financial reporting.” The SEC defines such internal control as a process designed by, or under the supervision of, a public company’s CEO and CFO, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP. This control includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Limitation on the Effectiveness of Controls and Procedures

Our management, including the CEO and CFO, does not expect that our disclosure controls and/or internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of fraud, if any, within our Company. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of this inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected even when effective disclosure controls and internal controls are in place.

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

Changes in Internal Control Over Financial Reporting

We had no changes to our internal controls over financial reporting or other factors during the year and quarter ended December 31, 2010, that affected materially, or are reasonably likely to affect materially, our internal controls.

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

Management assessed our internal control over financial reporting as of December 31, 2010. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning our directors is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Proposals to Be Voted on, Proposal No. 1 — Election of Directors.” We will file our definitive proxy statement with the Securities and Exchange Commission (SEC) no later than 120 days after December 31, 2010.

Information concerning our executive officers is set forth in “Part I, Item 1. Business” of this Form 10-K under the caption “Executive Officers of Registrant.”

Information concerning family relationships between our directors or executive officers is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Transactions With Related Persons, Promoters, and Certain Control Persons.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2010.

Information concerning compliance with Section 16(a) of the Securities and Exchange Act and our corporate governance is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2010.

Our board of directors adopted a Code of Ethics that applies not only to our directors but also to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. A copy of our Code of Ethics is available, free of charge, by visiting our website at www.boiseinc.com and selecting Investors, Corporate Governance, and then Code of Ethics.

If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose the amendment or waiver by posting the required information on our website within four business days following such amendment or waiver. No waivers of our Code of Ethics have been granted to date.

Information concerning material changes to the procedures by which our securityholders may recommend nominees to our board of directors is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Solicitation of Proxies and Voting.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2010.

Mr. Berger, our Audit Committee chair, is a financial expert as that term is defined in Regulation S-K, Item 407(d)(5). Further information concerning our Audit Committee is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled “Corporate Governance Principles and Board Matters” and “Audit Committee Matters.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of our executive officers and directors is incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled “Executive Compensation” and “Corporate Governance Principles and Board Matters.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A description of the security ownership of certain beneficial owners and management and equity compensation plan information are incorporated into this Form 10-K by reference to the sections of our definitive proxy statement entitled “Security Ownership” and “Executive Compensation.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A description of certain relationships and related transactions is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Transactions With Related Persons, Promoters, and Certain Control Persons.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to fees paid to, and services rendered by, our principal accountant and our policies and procedures for preapproving those services is incorporated into this Form 10-K by reference to the section of our definitive proxy statement entitled “Audit Committee Matters.” We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firms are presented in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

•	Boise Inc. Consolidated Balance Sheets as of December 31, 2010 and 2009.

•

Boise Inc. Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009, and 2008, and the Predecessor Consolidated Statement of Income (Loss) for the period of January 1 through February 21, 2008.

•

Boise Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008, and the Predecessor Consolidated Statement of Cash Flows for the period of January 1 through February 21, 2008.

•	Boise Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008.

•	BZ Intermediate Holdings LLC Consolidated Balance Sheets as of December 31, 2010 and 2009.

•

BZ Intermediate Holdings LLC Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009, and 2008, and the Predecessor Consolidated Statement of Income (Loss) for the period of January 1 through February 21, 2008.

•

BZ Intermediate Holdings LLC Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008, and the Predecessor Consolidated Statement of Cash Flows for the period of January 1 through February 21, 2008.

•	BZ Intermediate Holdings LLC Consolidated Statements of Capital for the years ended December 31, 2010, 2009, and 2008.

•	Notes to Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm—KPMG LLP.

•	Independent Auditors’ Report—KPMG LLP.

•	Management’s Report on Internal Control Over Financial Reporting.

(2)	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BOISE INC.	BZ INTERMEDIATE HOLDINGS LLC

/s/ Samuel K. Cotterell	/s/ Samuel K. Cotterell
Samuel K. Cotterell Senior Vice President and Chief Financial Officer (As Duly Authorized Officer and Chief Accounting Officer)	Samuel K. Cotterell Senior Vice President and Chief Financial Officer (As Duly Authorized Officer and Chief Accounting Officer)

Dated: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2011, by the following persons on behalf of the registrants and in the capacities indicated.

	Signature	Capacity
(i)	Principal Executive Officer:

	/s/ Alexander Toeldte	Chief Executive Officer
Alexander Toeldte

(ii)	Principal Financial Officer:
	/s/ Samuel K. Cotterell	Senior Vice President and Chief Financial Officer
Samuel K. Cotterell

(iii)	Principal Accounting Officer:

	/s/ Samuel K. Cotterell	Senior Vice President and Chief Financial Officer
Samuel K. Cotterell

(iv)	Directors:

	/s/ Carl A. Albert	/s/ Heinrich R. Lenz
	Carl A. Albert	Heinrich R. Lenz

	/s/ Jonathan W. Berger	/s/ Alexander Toeldte
	Jonathan W. Berger	Alexander Toeldte

	/s/ Jack Goldman	/s/ Jason G. Weiss
	Jack Goldman	Jason G. Weiss

/s/ Nathan D. Leight
Nathan D. Leight

BOISE INC.

INDEX TO EXHIBITS

Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2010.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
2.1	Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	DEFM14A		1/23/08

2.2	Amendment No. 1 to Purchase and Sale Agreement dated October 18, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	DEFM14A		1/23/08

2.3	Amendment No. 2 to Purchase and Sale Agreement dated February 22, 2008, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	10.2	2/28/08

3.1	Second Amended and Restated Certificate of Incorporation of Boise Inc.	8-K	3.1	2/28/08

3.2	Bylaws of Boise Inc., amended and restated effective as of July 11, 2008	8-K	3.1	7/14/08

3.3	Certificate of Formation of Aldabra Holding Sub LLC (now BZ Intermediate Holdings LLC) and amendment	S-4 (Reg. No. 333-166926)	3.3	5/18/10

3.4	Limited Liability Company Agreement of Aldabra Holding Sub LLC (now BZ Intermediate Holdings LLC) effective as of February 12, 2008, and amendment	S-4 (Reg. No. 333-166926)	3.4	5/18/10

3.5	Certificate of Formation of Boise Paper Holdings, L.L.C., and amendment	S-4 (Reg. No. 333-166926)	3.5	5/18/10

3.6	Limited Liability Company Agreement of Boise Paper Holdings, L.L.C., effective February 22, 2008, and amendment	S-4 (Reg. No. 333-166926)	3.6	5/18/10

3.7	Certificate of Incorporation of Boise Finance Company	S-4 (Reg. No. 333-166926)	3.7	5/18/10

3.8	Bylaws of Boise Finance Company	S-4 (Reg. No. 333-166926)	3.8	5/18/10

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
3.9	Certificate of Incorporation of Boise Co-Issuer Company	S-4 (Reg. No. 333-166926)	3.9	5/18/10

3.10	Bylaws of Boise Co-Issuer Company	S-4 (Reg. No. 333-166926)	3.10	5/18/10

3.11	Certificate of Formation of Boise Packaging & Newsprint, L.L.C., and amendment	S-4 (Reg. No. 333-166926)	3.11	5/18/10

3.12	Operating Agreement of Boise Packaging & Newsprint, L.L.C., effective as of September 20, 2004, and amendment	S-4 (Reg. No. 333-166926)	3.12	5/18/10

3.13	Certificate of Formation of Boise White Paper, L.L.C., and amendment	S-4 (Reg. No. 333-166926)	3.13	5/18/10

3.14	Operating Agreement of Boise White Paper, L.L.C., effective as of September 20, 2004, and amendment	S-4 (Reg. No. 333-166926)	3.14	5/18/10

3.15	Certificate of Incorporation of Birch Creek Funding Corporation (now Boise White Paper Sales Corp.) and amendment	S-4 (Reg. No. 333-166926)	3.15	5/18/10

3.16	Bylaws of Boise White Paper Sales Corp.	S-4 (Reg. No. 333-166926)	3.16	5/18/10

3.17	Certificate of Incorporation of Boise Cascade Transportation, Inc. (now Boise White Paper Holdings Corp.) and amendments	S-4 (Reg. No. 333-166926)	3.17	5/18/10

3.18	Bylaws of Boise White Paper Holdings Corp.	S-4 (Reg. No. 333-166926)	3.18	5/18/10

3.19	Amended and Restated Certificate of Incorporation of International Falls Power Company and amendment	S-4 (Reg. No. 333-166926)	3.19	5/18/10

3.20	Amended and Restated Bylaws of International Falls Power Company	S-4 (Reg. No. 333-166926)	3.20	5/18/10

3.21	Amended and Restated Articles of Incorporation of Minnesota, Dakota & Western Railway Company	S-4 (Reg. No. 333-166926)	3.21	5/18/10

3.22	Amended and Restated Bylaws of Minnesota, Dakota & Western Railway Company	S-4 (Reg. No. 333-166926)	3.22	5/18/10

3.23	Certificate of Incorporation of Bemis Corporation	S-4 (Reg. No. 333-166926)	3.23	5/18/10

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
3.24	Bylaws of Bemis Corporation	S-4 (Reg. No. 333-166926)	3.24	5/18/10

3.25	Amended and Restated Certificate of Incorporation of B C T, Inc., and amendment	S-4 (Reg. No. 333-166926)	3.25	5/18/10

3.26	Amended and Restated Bylaws of B C T, Inc.	S-4 (Reg. No. 333-166926)	3.26	5/18/10

3.27	Certificate of Incorporation of Boise Cascade Transportation Holdings Corp.	S-4 (Reg. No. 333-166926)	3.27	5/18/10

3.28	Bylaws of Boise Cascade Transportation Holdings Corp.	S-4 (Reg. No. 333-166926)	3.28	5/18/10

4.1	Specimen Unit Certificate	S-1	4.1	3/19/07

4.2	Specimen Common Stock Certificate	S-1 POS AM No. 1	4.2	6/13/08

4.3	Specimen Warrant Certificate	S-1 POS AM No. 1	4.3	6/13/08

4.4	Warrant Agreement dated June 19, 2007, between Aldabra 2 Acquisition Corp. (now Boise Inc.) and Continental Stock Transfer & Trust Company	10-Q	4.1	5/4/10

4.5	Investor Rights Agreement dated February 22, 2008, between Aldabra 2 Acquisition Corp. (now Boise Inc.), Boise Cascade, L.L.C., Boise Cascade Holdings, L.L.C., certain directors and officers of Aldabra 2 Acquisition Corp., the Aldabra Shareholders, and each other Person who becomes a party to this Agreement after February 22, 2008	8-K	4.1	2/28/08

4.6	Indenture dated October 26, 2009, between Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee	8-K	4.1	10/28/09

4.7	Form of 9% Senior Note due 2017	8-K	4.1	10/28/09

4.8	Indenture dated March 19, 2010, between Boise Paper Holdings, L.L.C., Boise Co-Issuer Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee	8-K	4.1	3/22/10

4.9	Form of 8% Senior Note due 2020	8-K	4.1	3/22/10

9	None

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
10.1	Form of Promissory (PIK) Note dated February 22, 2008, issued in connection with the Acquisition	8-K	10.3	2/28/08

10.2	Letter Agreement dated May 22, 2008, adjusting amount of Promissory (PIK) Note dated February 22, 2008	8-K	99.1	5/29/08

10.3	Securities Purchase Agreement dated August 4, 2009, between certain Affiliated Funds and Boise Inc.				X

10.4	Form of Subscription Agreements between Aldabra 2 Acquisition Corp., Graubard Miller, and each of Nathan D. Leight and Jason G. Weiss	S-1	10.11	3/19/07

10.5 (a)	Amended and Restated Paper Purchase Agreement dated April 28, 2004, between Boise White Paper, L.L.C., and Boise Cascade Corporation (now OfficeMax Incorporated), together with the Assignment Assumption and Consent Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	8-K	10.1	2/28/08

10.6	Registration Rights Agreement dated October 26, 2009, between Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and J.P. Morgan Securities Inc.				X

10.7	Registration Rights Agreement dated March 19, 2010, between Boise Paper Holdings, L.L.C., Boise Co-Issuer Company, the Guarantors set forth therein, and Banc of America Securities LLC	8-K	99.1	3/22/10

10.8	Credit and Guaranty Agreement dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), Various Lenders, Goldman Sachs Credit Partners L.P. (as Joint Lead Arranger, Joint Bookrunner, Administrative Agent, and Collateral Agent), Toronto Dominion (Texas) LLC (as Syndication Agent), Bank of America, N.A. and Cobank, ACB (as Co-Documentation Agents), and Lehman Brothers Inc. (as Joint Lead Arranger and Joint Bookrunner) — $975,000,000 Senior Secured First Priority Credit Facilities				X

10.9	First Amendment to Credit and Guaranty Agreement dated October 13, 2009, between the Company, the Guarantors set forth therein, Goldman Sachs Credit Partners L.P., as Administrative and Collateral Agent, and J.P. Morgan Securities Inc.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
10.10	Second Amendment to Credit and Guaranty Agreement dated October 20, 2010, between Boise Paper Holdings, L.L.C., Goldman Sachs Credit Partners L.P., as Administrative Agent, and the Guarantors listed on the signature pages thereto	8-K	99.1	10/25/10

10.11	Second Lien Credit and Guaranty Agreement dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), Various Lenders, Lehman Commercial Paper Inc. (as Administrative Agent and Collateral Agent), Goldman Sachs Credit Partners L.P. (as Joint Lead Arranger, Joint Bookrunner, and Syndication Agent), and Lehman Brothers Inc. (as Joint Lead Arranger, Joint Bookrunner, and Documentation Agent) — $260,700,000 Senior Secured Second Priority Credit Facility				X

10.12	First Amendment to Second Lien Credit and Guaranty Agreement dated October 13, 2009, between the Company, the Guarantors set forth therein, Lehman Commercial Paper Inc., as Administrative and Collateral Agent, Barclays Bank PLC, and J.P. Morgan Securities Inc.				X

10.13	Pledge and Security Agreement (First Lien) dated February 22, 2008, between each of the Grantors party thereto and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	10.7	2/28/08

10.14	Trademark Security Agreement (First Lien) dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	10.9	2/28/08

10.15	Patent Security Agreement (First Lien) dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	10.11	2/28/08

10.16	Tranche A Term Loan Note dated February 22, 2008, issued to The Bank of Nova Scotia in the amount of $12,500,000	8-K	10.13	2/28/08

10.17	Tranche A Term Loan Note dated February 22, 2008, issued to RZB Finance LLC in the amount of $2,500,000	8-K	10.14	2/28/08

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date
10.18	Revolving Loan Note dated February 22, 2008, issued to The Bank of Nova Scotia in the amount of $12,500,000	8-K	10.15	2/28/08

10.19	Revolving Loan Note dated February 22, 2008, issued to RZB Finance LLC in the amount of $2,500,000	8-K	10.16	2/28/08

10.20	Outsourcing Services Agreement dated February 22, 2008, between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.				X

10.21	Intellectual Property License Agreement dated February 22, 2008, between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K	10.18	2/28/08

10.22	Form of Indemnification Agreement between Boise Inc. and its Directors and Elected Officers	8-K	99.1	11/2/10

10.23 *	Severance Agreement dated December 9, 2010, between Boise Paper Holdings, L.L.C., and Alexander Toeldte	8-K	99.1	12/14/10

10.24 *	Form of 2010 Officer Severance Agreement				X

10.25 *	Boise Inc. Directors Deferred Compensation Plan effective April 4, 2008	10-Q	10	5/5/08

10.26 *	Boise Paper Holdings, L.L.C., Deferred Compensation Plan effective February 22, 2008, amended as of October 27, 2009	10-K	10.26	2/25/10

10.27 *	Boise Paper Holdings, L.L.C., Supplemental Life Plan effective February 22, 2008	10-K	10.35	2/24/09

10.28 *	Boise Paper Holdings, L.L.C., Financial Counseling Program effective February 22, 2008	10-K	10.36	2/24/09

10.29 *	Boise Paper Holdings, L.L.C., Supplemental Pension Plan (SUPP) effective February 22, 2008	10-K	10.37	2/24/09

10.30 *	Boise Paper Holdings, L.L.C., Supplemental Early Retirement Plan (SERP) for Certain Elected Officers effective February 22, 2008	10-K	10.38	2/24/09

10.31 *	Boise Inc. Incentive and Performance Plan effective February 22, 2008, amended as of April 29, 2010	8-K	99.1	5/3/10

10.32 *	Form of 2008 Restricted Stock Award Agreement (Officers)	8-K	99.1	5/6/08

10.33 *	Form of 2008 Restricted Stock Unit Award Agreement (Officers)	8-K	99.2	5/6/08

10.34 *	Form of 2009 Restricted Stock Award Agreement (Officers)	8-K	99.2	4/24/09

10.35 *	Form of 2009 Restricted Stock Unit Award Agreement (Officers)	8-K	99.3	4/24/09

10.36 *	Form of 2009 Restricted Stock Award Agreement (Nonemployee Directors)	10-Q	10.4	5/5/09

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date

10.37 *	Form of 2009 Restricted Stock Unit Award Agreement (Nonemployee Directors)	10-Q	10.5	5/5/09

10.38 *	Form of 2010 Restricted Stock Award Agreement (Nonemployee Directors)	10-Q	10.3	5/4/10

10.39 *	Restricted Stock Unit Award Agreement dated November 1, 2010, with Robert A. Warren (Special award upon Mr. Warren’s election as executive vice president and chief operating officer)	8-K	99.2	11/2/10

10.40 *	Restricted Stock Unit Award Agreement dated January 1, 2011, with Samuel K. Cotterell (Special award upon Mr. Cotterell’s election as senior vice president and chief financial officer)				X

10.41 *	Form of Restricted Stock Award Agreement dated March 15, 2011 (Officers)	8-K	99.1	3/1/11

10.42 *	Form of Restricted Stock Unit Award Agreement dated March 15, 2011 (Officers)	8-K	99.2	3/1/11

11	Presented in Footnote 3, Net Income (Loss) Per Common Share, to Consolidated Financial Statements

12	BZ Intermediate Holdings LLC Ratio of Earnings to Fixed Charges				X

13	None

14 (b)	Boise Inc. Code of Ethics

18	None

21	List of Subsidiaries				X

22	None

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP				X

23.2	Consent of Independent Registered Public Accounting Firm — KPMG LLP				X

23.3	Consent of Independent Auditor — KPMG LLP				X

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date

33	Inapplicable

34	Inapplicable

35	Inapplicable

100	None

*	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)	Confidential information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

(b)	Our Code of Ethics can be found on our website at www.boiseinc.com by selecting Investors, Corporate Governance, and then Code of Ethics.