Form 10-Q
period 2011-03-31
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2011-05-02
CIK 1391390, 1475448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 83,207,315 common shares, $0.0001 per share par value, of Boise Inc. and 1,000 common units, $0.01 per unit par value, of BZ Intermediate Holdings LLC outstanding as of March 31, 2011.

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

Boise Inc.

Consolidated Statements of Income (Loss)

(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended March 31
	2011	2010
Sales
Trade	$560,320	$485,851
Related parties	8,443	8,254

	568,763	494,105

Costs and expenses
Materials, labor, and other operating expenses	449,070	408,485
Fiber costs from related parties	4,440	9,831
Depreciation, amortization, and depletion	33,974	32,131
Selling and distribution expenses	19,373	13,734
General and administrative expenses	12,697	11,459
Other (income) expense, net	1,077	(175)

	520,631	475,465

Income from operations	48,132	18,640

Foreign exchange gain	132	687
Loss on extinguishment of debt	—	(22,197)
Interest expense	(16,367)	(16,474)
Interest income	78	37

	(16,157)	(37,947)

Income (loss) before income taxes	31,975	(19,307)
Income tax (provision) benefit	(13,281)	6,622

Net income (loss)	$18,694	$(12,685)

Weighted average common shares outstanding:
Basic	80,964	79,800
Diluted	90,417	79,800

Net income (loss) per common share:
Basic	$0.23	$(0.16)
Diluted	$0.21	$(0.16)

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets

(unaudited, dollars in thousands)

	March 31, 2011	December 31, 2010
ASSETS

Current
Cash and cash equivalents	$60,136	$166,833
Short-term investments	—	10,621
Receivables
Trade, less allowances of $822 and $603	223,660	188,589
Other	8,841	3,839
Inventories	278,020	261,471
Deferred income taxes	18,490	16,658
Prepaid and other	8,769	5,214

	597,916	653,225

Property
Property and equipment, net	1,218,630	1,199,035
Fiber farms and deposits	18,505	18,285

	1,237,135	1,217,320

Deferred financing costs	29,042	30,396
Goodwill	101,258	—
Intangible assets, net	104,225	29,605
Other assets	8,788	8,444

Total assets	$2,078,364	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets (continued)

(unaudited, dollars and shares in thousands, except per-share data)

	March 31, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$50,000	$43,750
Income taxes payable	278	82
Accounts payable	186,196	179,214
Accrued liabilities
Compensation and benefits	48,872	54,574
Interest payable	23,271	10,535
Other	17,793	16,123

	326,410	304,278

Debt
Long-term debt, less current portion	780,581	738,081

Other
Deferred income taxes	135,964	88,200
Compensation and benefits	120,885	121,318
Other long-term liabilities	47,544	40,278

	304,393	249,796

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $0.0001 par value per share:
1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share:
250,000 shares authorized; 83,207 shares and 84,845 shares issued and outstanding	8	8
Additional paid-in capital	582,059	581,442
Accumulated other comprehensive income (loss)	(77,988)	(78,822)
Retained earnings	162,901	144,207

Total stockholders’ equity	666,980	646,835

Total liabilities and stockholders’ equity	$2,078,364	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Three Months Ended March 31
	2011	2010
Cash provided by (used for) operations
Net income (loss)	$18,694	$(12,685)
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	35,539	35,066
Share-based compensation expense	648	894
Pension expense	3,169	2,568
Deferred income taxes	11,420	(7,461)
Change in fair value of energy derivatives	(742)	3,330
(Gain) loss on sales of assets, net	278	(114)
Other	1,629	(658)
Loss on extinguishment of debt	—	22,197
Decrease (increase) in working capital, net of acquisitions
Receivables	(8,361)	58,213
Inventories	2,379	(16,085)
Prepaid expenses	(578)	389
Accounts payable and accrued liabilities	(5,481)	(13,057)
Current and deferred income taxes	1,634	831
Pension payments	(3,370)	(5,689)
Other	5,392	223

Cash provided by operations	62,250	67,962

Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	(201,734)	—
Expenditures for property and equipment	(24,650)	(14,734)
Purchases of short-term investments	(3,514)	(2,388)
Maturities of short-term investments	14,114	5,182
Sales of assets	1,088	22
Other	(779)	1,093

Cash used for investment	(215,475)	(10,825)

Cash provided by (used for) financing
Issuances of long-term debt	75,000	300,000
Payments of long-term debt	(26,250)	(323,683)
Payments of deferred financing costs	(160)	(11,779)
Other	(2,062)	—

Cash provided by (used for) financing	46,528	(35,462)

Increase (decrease) in cash and cash equivalents	(106,697)	21,675

Balance at beginning of the period	166,833	69,393

Balance at end of the period	$60,136	$91,068

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Income (Loss)

(unaudited, dollars in thousands)

	Three Months Ended March 31
	2011	2010
Sales
Trade	$560,320	$485,851
Related parties	8,443	8,254

	568,763	494,105

Costs and expenses
Materials, labor, and other operating expenses	449,070	408,485
Fiber costs from related parties	4,440	9,831
Depreciation, amortization, and depletion	33,974	32,131
Selling and distribution expenses	19,373	13,734
General and administrative expenses	12,697	11,459
Other (income) expense, net	1,077	(175)

	520,631	475,465

Income from operations	48,132	18,640

Foreign exchange gain	132	687
Loss on extinguishment of debt	—	(22,197)
Interest expense	(16,367)	(16,474)
Interest income	78	37

	(16,157)	(37,947)

Income (loss) before income taxes	31,975	(19,307)
Income tax (provision) benefit	(13,281)	7,458

Net income (loss)	$18,694	$(11,849)

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets

(unaudited, dollars in thousands)

	March 31, 2011	December 31, 2010
ASSETS

Current
Cash and cash equivalents	$60,136	$166,833
Short-term investments	—	10,621
Receivables
Trade, less allowances of $822 and $603	223,660	188,589
Other	8,841	3,839
Inventories	278,020	261,471
Deferred income taxes	18,490	16,658
Prepaid and other	8,769	5,214

	597,916	653,225

Property
Property and equipment, net	1,218,630	1,199,035
Fiber farms and deposits	18,505	18,285

	1,237,135	1,217,320

Deferred financing costs	29,042	30,396
Goodwill	101,258	—
Intangible assets, net	104,225	29,605
Other assets	8,788	8,444

Total assets	$2,078,364	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets (continued)

(unaudited, dollars in thousands)

	March 31, 2011	December 31, 2010
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$50,000	$43,750
Income taxes payable	278	82
Accounts payable	186,196	179,214
Accrued liabilities
Compensation and benefits	48,872	54,574
Interest payable	23,271	10,535
Other	17,793	16,123

	326,410	304,278

Debt
Long-term debt, less current portion	780,581	738,081

Other
Deferred income taxes	127,215	79,451
Compensation and benefits	120,885	121,318
Other long-term liabilities	47,796	40,530

	295,896	241,299

Commitments and contingent liabilities

Capital
Business unit equity	675,477	655,332

Total liabilities and capital	$2,078,364	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Three Months Ended March 31
	2011	2010
Cash provided by (used for) operations
Net income (loss)	$18,694	$(11,849)
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	35,539	35,066
Share-based compensation expense	648	894
Pension expense	3,169	2,568
Deferred income taxes	11,420	(7,461)
Change in fair value of energy derivatives	(742)	3,330
(Gain) loss on sales of assets, net	278	(114)
Other	1,629	(658)
Loss on extinguishment of debt	—	22,197
Decrease (increase) in working capital, net of acquisitions
Receivables	(8,361)	58,213
Inventories	2,379	(16,085)
Prepaid expenses	(578)	389
Accounts payable and accrued liabilities	(5,481)	(13,057)
Current and deferred income taxes	1,634	(5)
Pension payments	(3,370)	(5,689)
Other	5,392	223

Cash provided by operations	62,250	67,962

Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	(201,734)	—
Expenditures for property and equipment	(24,650)	(14,734)
Purchases of short-term investments	(3,514)	(2,388)
Maturities of short-term investments	14,114	5,182
Sales of assets	1,088	22
Other	(779)	1,093

Cash used for investment	(215,475)	(10,825)

Cash provided by (used for) financing
Issuances of long-term debt	75,000	300,000
Payments of long-term debt	(26,250)	(323,683)
Payments of deferred financing costs	(160)	(11,779)
Payments (to) from Boise Inc., net	(62)	—
Other	(2,000)	—

Cash provided by (used for) financing	46,528	(35,462)

Increase (decrease) in cash and cash equivalents	(106,697)	21,675

Balance at beginning of the period	166,833	69,393

Balance at end of the period	$60,136	$91,068

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Nature of Operations

Boise Inc. is a large, diverse United States-based manufacturer of paper and packaging products. The products we manufacture include papers used for communication, such as office papers, commercial printing papers, envelopes, forms, and newsprint, as well as papers that are associated with packaging, including label and release and flexible papers used for food wrap and other applications. We also manufacture linerboard and corrugating medium, which are combined to make containerboard, the base raw material in our corrugated sheets and containers. We own mill operations in the following locations: Jackson, Alabama; International Falls, Minnesota; St. Helens, Oregon; and Wallula, Washington, all of which manufacture uncoated freesheet paper. We also own a mill in DeRidder, Louisiana, which produces linerboard as well as newsprint. Additionally, we have a network of eight corrugated container plants located in the Western U.S.; four corrugated sheet plants in Georgia, Nevada, Texas, and Washington; a corrugated sheet feeder plant in Texas; and four distribution facilities.

The following sets forth our operating structure:

As of March 31, 2011, we had approximately 5,000 employees. Approximately 53% of these employees worked pursuant to collective bargaining agreements. In April 2011, our hourly employees at our DeRidder, Louisiana, mill approved a new collective bargaining agreement. Following the approval of this agreement, approximately 36% of our employees are now working pursuant to collective bargaining agreements that have expired or will expire within one year.

Basis of Presentation

Boise Inc., headquartered in Boise, Idaho, operates and reports its business in three reportable segments: Paper, Packaging, and Corporate and Other (support services). See Note 17, Segment Information, for additional information about our reportable segments.

The unaudited consolidated financial statements included herein are those of the following:

•	Boise Inc. and its wholly owned subsidiaries, including BZ Intermediate Holdings LLC (BZ Intermediate).

•	BZ Intermediate and its wholly owned subsidiaries, parent company to Boise Paper Holdings, L.L.C. (Boise Paper Holdings).

There are no significant differences between the results of operations, financial condition, and cash flows of Boise Inc. and those of BZ Intermediate other than income taxes. Unless the context indicates otherwise, the terms “Company,” “we,” “us,” “our,” or “Boise” refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate.

The quarterly consolidated financial statements presented have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and the other reports we file with the Securities and Exchange Commission (SEC).

2. Acquisition of Tharco Packaging, Inc.

On March 1, 2011, our wholly owned subsidiary Boise Paper Holdings acquired 100% of the outstanding stock of Tharco Packaging, Inc. (Tharco) for a preliminary purchase price of $201.1 million plus or minus working capital adjustments (the Tharco Acquisition). We financed the acquisition with existing cash and $75 million in borrowings on our revolving credit facility, which is discussed further in Note 11, Debt. The acquisition expands and diversifies our presence in packaging markets; extends our geographical reach from the Pacific Northwest to California, Colorado, Arizona, and Georgia; and will increase our containerboard integration from approximately 70% to approximately 85%.

Our purchase price allocation is preliminary. Once fair values are finalized, we may have changes to the amounts we have included in our preliminary allocation. The stock purchase agreement provides for, among other terms, (1) an adjustment to the purchase price based on a final working capital true-up and (2) indemnification provisions for claims that may arise including other third-party claims.

The following table summarizes our preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the Tharco Acquisition (dollars in thousands):

March 1, 2011 Fair Value

Current assets (a)	$53,911
Property and equipment (b)	27,505
Intangible assets (c):
Customer relationships	64,500
Trademarks and trade name	10,900
Noncompete agreement	300
Goodwill (d)	101,258
Other long-term assets	477

Assets acquired	258,851

Current liabilities	21,359
Deferred tax liability	33,653
Unfavorable leases	2,583
Other long-term liabilities	136

Liabilities assumed	57,731

Net assets acquired	$201,120

(a)	Includes $29.6 million of receivables and $20.7 million of inventories.

(b)	We are depreciating the property and equipment acquired on a straight-line basis over their estimated remaining lives, which range from one to twenty years.

(c)	We are amortizing the intangible assets on a straight-line basis over the following (in years):

Customer relationships	17
Trademarks and trade name	15
Noncompete agreement	2

(d)	The Tharco Acquisition resulted in $101.3 million of goodwill, which we recorded in our Packaging segment. Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill recognized in the transaction is not deductible for income tax purposes. However, we assumed $12.9 million of goodwill in the transaction that Tharco had been amortizing in connection with previous acquisitions, which we will continue to amortize and deduct for income tax purposes.

During first quarter 2011, we expensed $0.6 million of costs related to the Tharco Acquisition for legal, professional, and advisory services. All costs were expensed as incurred and recorded in “Other (income) expense, net” in our Consolidated Statement of Income (Loss).

Beginning March 1, 2011, we included Tharco’s results of operations in our Consolidated Statements of Income (Loss) and Cash Flows, which included $25.3 million of net sales and a $1.1 million operating loss. Tharco’s operating loss is primarily the result of $2.2 million of expense related to the inventory purchase price adjustments that were recognized in March 2011. These results are included in our Packaging segment.

The following pro forma financial information presents the combined results of operations as if Tharco had been combined with us on January 1, 2010. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations would actually have been had the transaction in fact occurred on January 1, 2010. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operating synergies, revenue enhancements, or integration efforts (dollars in thousands, except per-share amounts).

	Pro Forma
	Three Months Ended March 31	Year Ended December 31
	2011	2010

Sales	$610,414	$2,355,737
Net income (a)	18,959	67,566
Net income per share—diluted	0.21	0.80

(a)	The March 31, 2011, pro forma financial information was adjusted to exclude $3.3 million of expenses for legal, accounting, and other advisory-related services and $2.2 million of expense related to inventory purchase price adjustments. The December 31, 2010, pro forma financial information was adjusted to include these charges. Pro forma net income for the year ended December 31, 2010, includes $22.2 million of noncash expense associated with refinancing our debt in 2010.

3. Net Income (Loss) Per Common Share

For the three months ended March 31, 2011, net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Boise Inc.’s basic and diluted net income (loss) per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended March 31
	2011	2010

Net income (loss)	$18,694	$(12,685)

Weighted average number of common shares for basic net income (loss) per share	80,964	79,800
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a)	6,504	—
Stock options	10	—
Restricted stock and restricted stock units (b)	2,939	—

Weighted average number of shares for diluted net income (loss) per share	90,417	79,800

Net income (loss) per share:

Basic	$0.23	$(0.16)

Diluted (a)(b)	$0.21	$(0.16)

(a)	For the three months ended March 31, 2010, warrants to purchase 44.4 million shares of common stock, which are accounted for under the treasury stock method, were not included in the computation of diluted net loss per share, because the exercise price exceeded the average market price of our common stock.

(b)	Restricted stock and restricted stock units for the three months ended March 31, 2010, were not included in the computation of diluted net loss per share, because inclusion of these amounts would have been antidilutive.

Net income (loss) per common share is not applicable to BZ Intermediate, because it does not have common shares.

4. Income Taxes

For the three months ended March 31, 2011 and 2010, Boise Inc. recorded $13.3 million of income tax expense and a $6.6 million income tax benefit, respectively. For the three months ended March 31, 2011, Boise Inc.’s effective tax rate was 41.5%, compared with a 34.3% tax benefit rate for the same period in 2010. In both periods, the primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes and discrete tax items.

For the three months ended March 31, 2011 and 2010, BZ Intermediate recorded $13.3 million of income tax expense and a $7.5 million income tax benefit, respectively. For the three months ended March 31, 2011, BZ Intermediate’s effective tax rate was 41.5%, compared with a 38.6% tax benefit rate for the same period in 2010. In both periods, the primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes and discrete tax items.

Uncertain Income Tax Positions

Both Boise Inc. and BZ Intermediate recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Income (Loss). Interest expense related to uncertain tax positions was nominal for the three months ended March 31, 2011 and 2010. We did not record any penalties associated with our uncertain tax positions during the three months ended March 31, 2011 and 2010.

Other

Due to Internal Revenue Code Section 382, changes in our ownership limit the amount of net operating losses that we may utilize in any one year. However, we believe it is more likely than not that our net operating losses will be fully realized before they expire in 2028 and 2029.

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

During the three months ended March 31, 2011, payments made for taxes, net of refunds received, were $0.2 million, and during the three months ended March 31, 2010, refunds received for taxes, net of payments made, were $0.3 million.

5. Transactions With Related Parties

For the period of February 22, 2008, through early March 2010, Boise Cascade Holdings, L.L.C. (Boise Cascade) held a significant equity interest in us, and our transactions with Boise Cascade were recorded as related-party transactions. In early March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party. As a result, beginning in March 2010, our transactions (discussed below) with Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our Consolidated Financial Statements.

Related-Party Sales

LTP is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. At both March 31, 2011, and December 31, 2010, the carrying amounts of LTP’s assets and liabilities on our Consolidated Balance Sheets were $2.8 million and $2.1 million, and they related primarily to noninventory working capital items. During the three months ended March 31, 2011 and 2010, we recorded $8.4 million and $5.6 million, respectively, of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income (Loss) and approximately the same amount of expenses in “Materials, labor, and other operating expenses.” The sales were at prices designed to approximate market prices.

We have an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2013. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. During the three months ended March 31, 2010, we recorded $2.6 million of revenues in “Sales, Related parties” in our Consolidated Statements of Income (Loss). We also provide transportation services to Boise Cascade at our cost. During the three months ended March 31, 2010, the costs and revenues associated with our transportation services to Boise Cascade were not significant.

Related-Party Costs and Expenses

During the three months ended March 31, 2011 and 2010, fiber purchases from related parties were $4.4 million and $9.8 million, respectively. In 2011, most of these purchases related to chip and log purchases from LTP’s wood products business, whereas in 2010, the purchases related to chip and log purchases from Boise Cascade while they were a related party as well as purchases from LTP. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss). Fiber purchases from Boise Cascade subsequent to February 2010 are recorded as “Materials, labor, and other operating expenses” in the Consolidated Statements of Income (Loss).

6. Leases

We lease our distribution centers, as well as other property and equipment, under operating leases, including facilities and equipment acquired in the Tharco Acquisition. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. We had an insignificant amount of sublease rental income in the periods presented below. Accordingly, our future minimum lease payment requirements have not been reduced by sublease rental income. Rental expense for operating leases is as follows (dollars in thousands):

	Three Months Ended March 31
	2011	2010

Rental expense	$4,605	$3,727

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are as follows (dollars in thousands):

	Remaining 2011	2012	2013	2014	2015	2016 & Thereafter

Minimum payment	$15,557	$20,369	$16,286	$12,324	$10,014	$18,381

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately five years, with fixed payment terms similar to those in the original lease agreements.

7. Concentrations of Risk

Sales to OfficeMax represent a concentration in the volume of business transacted and in revenue generated from those transactions. Sales to OfficeMax were $126.4 million and $128.2 million during the three months ended March 31, 2011 and 2010, representing 22% and 26% of total sales for those periods. At March 31, 2011, and December 31, 2010, we had $37.1 million and $30.3 million, respectively, of accounts receivable due from OfficeMax.

8. Inventories

The majority of our inventories are valued at the lower of cost or market, where cost is based on the average cost method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Other inventories are valued at the lower of either standard cost, which approximates cost based on actual first-in, first-out usage pattern, or market.

Inventories include the following (dollars in thousands):

	March 31, 2011	December 31, 2010

Finished goods	$133,313	$123,329
Work in process	30,258	34,906
Fiber	41,180	36,166
Other raw materials and supplies	73,269	67,070

	$278,020	$261,471

9. Property and Equipment

Property and equipment consist of the following asset classes (dollars in thousands):

	March 31, 2011	December 31, 2010

Land	$31,875	$31,875
Buildings and improvements	224,657	219,345
Machinery and equipment	1,296,635	1,260,265
Construction in progress	35,762	27,667

	1,588,929	1,539,152
Less accumulated depreciation	(370,299)	(340,117)

	$1,218,630	$1,199,035

Depreciation expense for the three months ended March 31, 2011 and 2010, was $31.2 million and $29.9 million, respectively.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 31, 2011, we had $101.3 million of goodwill recorded on our Consolidated Balance Sheet, all of which was recorded in connection with the Tharco Acquisition in our Packaging segment. For further information regarding the Tharco Acquisition, see Note 2, Acquisition of Tharco Packaging, Inc. At March 31, 2011, the net carrying amount of intangible assets with indefinite lives, which represents the trade names and trademarks acquired from Boise Cascade, L.L.C., in 2008, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets amortize based on their estimated useful lives.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Paper and Packaging, which are the same as our operating segments discussed in Note 17, Segment Information. We test the goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. There is currently no indication of goodwill and intangible asset impairment.

The following table sets forth our intangible asset amortization for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31
	2011	2010

Intangible asset amortization	$1,079	$688

Our estimated future amortization expense for the remainder of 2011 and the next five years is as follows (dollars in thousands):

	Remaining 2011	2012	2013	2014	2015	2016

Amortization expense	$5,584	$7,435	$6,165	$5,912	$5,912	$5,912

The gross carrying amount, accumulated amortization, and net carrying amount of our intangible assets at March 31, 2011, and December 31, 2010, were as follows (dollars in thousands):

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$78,200	$(4,540)	$73,660
Trademarks and trade names	27,700	(62)	27,638
Technology and other	6,895	(4,255)	2,640
Noncompete agreements	300	(13)	287

	$113,095	$(8,870)	$104,225

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(3,882)	9,818
Technology and other	6,895	(3,908)	2,987

	$37,395	$(7,790)	$29,605

11. Debt

At March 31, 2011, and December 31, 2010, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$55,000	3.25%	$—	—%
Tranche A term loan, due 2013	175,581	3.25	181,831	3.06
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Current portion of long-term debt	(50,000)	3.25	(43,750)	3.06

Long-term debt, less current portion	780,581	7.29	738,081	7.48
Current portion of long-term debt	50,000	3.25	43,750	3.06

	$830,581	7.04%	$781,831	7.24%

As of March 31, 2011, Boise Inc. and BZ Intermediate’s debt consisted of the following:

•

The Revolving Credit Facility: A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus an applicable margin, which is currently 300 basis points, or a calculated base rate plus an applicable margin, which is currently 200 basis points (collectively with the Tranche A term loan facility, the Amended Credit Facilities).

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

In addition to paying interest, we pay a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.50% per annum (which shall be reduced to 0.375% when the leverage ratio is less than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding). We also pay letter of credit fees of 300 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

The borrowings under the Revolving Credit Facility ranged from a low of zero to a high of $75 million during the three months ended March 31, 2011. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the three months ended March 31, 2011, was $26.4 million. At March 31, 2011, we had availability of $186.9 million, which is net of outstanding letters of credit of $8.1 million.

The Amended Credit Facilities and the senior note agreements contain certain restrictions relating to dividend payments, capital expenditures, financial ratios, guarantees, and the incurrence of additional indebtedness, which are discussed in Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K.

Other Provisions

Subject to specified exceptions, the Amended Credit Facilities require that the proceeds from certain asset sales, casualty insurance, and certain debt issuances be used to pay down outstanding borrowings. As of March 31, 2011, required debt principal repayments were as follows (dollars in thousands):

	Remaining 2011	2012	2013	2014-2016	Thereafter

Required debt principal repayments	$37,500	$129,688	$63,393	$—	$600,000

Other

At March 31, 2011, and December 31, 2010, we had $29.0 million and $30.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. For the three months ended March 31, 2011 and 2010, we recorded $1.5 million and $2.3 million, respectively, of amortization expense in “Interest expense” in our Consolidated Statements of Income (Loss).

For the three months ended March 31, 2011 and 2010, cash payments for interest were $2.1 million and $6.0 million, respectively.

12. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk related to natural gas purchases and, to a lesser extent, interest rate risk. We do not use derivative instruments for speculative purposes.

Interest Rate Risk—Debt

With the exception of the Amended Credit Facilities, our debt is fixed-rate debt. At March 31, 2011, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $682.4 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt and the discounted value of our expected future cash payments.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At March 31, 2011, these derivatives included three-way collars and call spreads. We have elected to account for these instruments as economic hedges. As of March 31, 2011, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	April 2011 Through October 2011	November 2011 Through March 2012	April 2012 Through October 2012	November 2012 Through March 2013

Approximate percent hedged	45%	32%	23%	5%

Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) establishes a fair value hierarchy, which prioritizes the inputs of valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices and third-party valuations utilizing underlying asset assumptions (Level 3). We enter into our hedges with large financial institutions, and we monitor credit ratings to consider the impact, if any, on the determination of fair value. No significant adjustments were made in any periods presented.

Fair Values of Derivative Instruments

At March 31, 2011, and December 31, 2010, the fair value of our financial instruments was determined based on applicable interest rates such as LIBOR, interest rate curves, and New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. Certificates of deposit, interest rate contracts, and energy derivatives are valued using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs. During first quarter 2011, we liquidated all of our certificates of deposit. At December 31, 2010, the fair value of the certificates of deposit was $10.6 million.

The fair value of our derivative instruments as of March 31, 2011, and December 31, 2010, was as follows (dollars in thousands):

	Level 2: Significant Other Observable Inputs
	Assets		Liabilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Derivatives not designated as hedging instruments Energy derivatives (a)	$—	$—	$1,315	$2,056

Total derivatives not designated as hedging instruments	—	—	1,315	2,056

Total derivatives	$—	$—	$1,315	$2,056

(a)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments in our Consolidated Statements of Income (Loss) were as follows (dollars in thousands):

		Three Months Ended March 31
Derivative	Location of Gain (Loss) Recognized in Income on Derivatives	2011	2010

Interest rate contracts	Interest expense	$—	$(29)
Energy derivatives	Materials, labor, and other operating expenses	742	(3,330)

		$742	$(3,359)

13. Retirement and Benefit Plans

The components of net periodic pension benefit costs are as follows (dollars in thousands):

	Pension Benefits
	Three Months Ended March 31
	2011	2010

Service cost	$1,338	$1,508
Interest cost	6,409	6,346
Expected return on plan assets	(6,098)	(5,879)
Amortization of actuarial loss	1,389	455
Amortization of prior service costs and other	13	13

Company-sponsored plans	3,051	2,443
Multiemployer plans	118	125

Net periodic benefit cost	$3,169	$2,568

During the three months ended March 31, 2011, we made contributions of $3.4 million to our qualified pension plans. Including our first quarter contributions, we expect to contribute approximately $25 million to our qualified pension plans during 2011.

14. Share-Based Compensation

Under the Boise Inc. Incentive and Performance Plan (the Plan), the compensation committee of our board of directors has the ability to authorize the grant of restricted stock, restricted stock units, performance awards payable in stock upon the attainment of specified performance goals, stock options, and other stock- and cash-based awards. Awards granted under the Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the Plan are from our authorized but unissued shares. A detailed discussion of previous grants made under the Plan is presented in Note 14, Stockholders’ Equity and Capital, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K. The discussion below focuses on activity from January through March 31, 2011.

March 15, 2011, Equity Grants

Pursuant to the Plan, on March 15, 2011, we granted a combination of restricted stock, restricted stock units, stock options, and performance units to our directors and key employees as follows.

Restricted Stock Awards. We granted approximately 137,000 shares of restricted stock and approximately 103,000 restricted stock units (collectively restricted stock), the majority of which are subject to an EBITDA (earnings before interest, taxes, and depreciation, amortization, and depletion) goal and all of which are subject to time-based vesting restrictions. For members of management, 50% of the awards vest on March 15, 2013, and the remaining 50% vest on March 17, 2014, subject to the provisions of the award agreements. We also granted to our directors approximately 99,000 shares of restricted stock, which will vest on March 15, 2012. The fair values of these awards were based on the closing market price of our common stock on the date of grant, and compensation expense is recorded over the awards’ vesting periods.

Stock Option Awards. We granted approximately 359,000 nonqualified stock options to members of management. 50% of the option awards vest and become exercisable on March 15, 2013, and the remaining 50% vest and become exercisable on March 17, 2014. The stock options have a contractual term of ten years. The exercise price of these stock options is $8.55 per share, which was the closing market price of our common stock on the grant date. We recognize the grant date fair value of stock options as compensation expense over the awards’ vesting periods.

The fair value of the stock options granted on March 15, 2011, was $4.21. We calculated the fair value using a Black-Scholes-Merton option-pricing model based on the market price of our common stock at the grant date and the assumptions specific to the underlying options. We based the expected volatility assumption on our historic stock performance and the volatility of related industry stocks. We used the “simplified method” defined in SEC Staff Accounting Bulletin (SAB) No. 107 to determine the expected life assumption for the options. As this is our first issuance of stock options and our equity shares have been traded for a relatively short period of time, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life. We based the risk-free interest rate upon yields of U.S. Treasury issues with terms similar to the expected life of the options.

The following table presents the assumptions used to calculate the fair value of stock options:

Black-Scholes-Merton assumptions:
Expected volatility	47.85%
Expected life (years)	6.25
Risk-free interest rate	2.48%
Expected dividend yield	—

Performance-Unit Awards. We granted members of management approximately 200,000 performance units, subject to adjustment based on the achievement of defined percentages of the two-year average return on net operating assets (RONOA). Because the RONOA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of awards expected to vest. If the RONOA performance criteria are met, 50% of the performance units will vest on March 15, 2013, and the remaining 50% will vest on March 17, 2014. Any shares not vested on or before March 17, 2014, will be forfeited. We based the fair value of this award on the closing market price of our common stock on the grant date, and we record compensation expense over the awards’ vesting periods.

Special Equity Award in Lieu of Special Dividend. In 2010, we declared a special cash dividend payable on December 3, 2010, to shareholders of record on November 17, 2010. On the record date, the executive officers held unvested restricted stock that, pursuant to the terms of their award agreements, did not accrue dividends. We approved a special equity award to our executive officers to align management and shareholder interests regarding dividend strategy. We awarded approximately 68,000 shares of restricted stock and approximately 26,000 restricted stock units to our executive officers, equivalent in value to the dividends the officer would have received on his or her restricted stock held as of the record date. These awards will vest on March 15, 2012. We calculated the number of shares awarded to each officer by using the company’s share price on February 28, 2011 (for restricted stock vesting on that date) or March 15, 2011 (for remaining restricted stock). We based the fair value of this award on the closing market price of our common stock on the grant date, and we record compensation expense on a straight-line basis over the awards’ vesting periods.

The other key members of management that held unvested restricted stock or restricted stock units as of the record date received a cash bonus equivalent in value to the dividends the member would have received on his or her restricted stock held as of the record date.

Compensation Expense

Total recognized share-based compensation expense related to restricted stock, performance units, and stock options, net of estimated forfeitures, for the three months ended March 31, 2011 and 2010, is as follows (dollars in thousands):

	Three Months Ended March 31
	2011 (a)	2010 (a)

Restricted stock and performance units	$608	$894
Stock options	40	—

Total share-based compensation expense	$648	$894

(a)	Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income (Loss).

The unrecognized compensation expense related to restricted stock and performance units was $5.8 million at March 31, 2011, and is expected to be recognized over a weighted average period of 1.9 years. The unrecognized compensation expense related to stock options was $1.4 million at March 31, 2011, and is expected to be recognized over a weighted average period of 2.9 years.

Clawback for Financial Reporting Misconduct

Effective February 23, 2011, in accordance with our Executive Compensation Recovery Policy and in addition to other remedies available to us, we may recover from current and former elected officers of the company in whole or in part any incentive payment, unvested equity award, or other compensation, including forfeiture of the awards or incentives, to the extent such incentive payment, equity award, or other compensation is or was based on any financial result or operating metric affected by participants who knowingly are or were fraudulent, engaged in illegal activities, or engaged in other wrongful conduct, including gross negligence, determined to be detrimental to us.

15. New and Recently Adopted Accounting Standards

In December 2010, the FASB issued Accounting Standards Update (ASU) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The ASU states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the ASU expands the supplemental pro forma disclosures under FASB Accounting Standards Codification (ASC) 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted this guidance on January 1, 2011, and the adoption did not have a material impact on our financial position or results of operations. See Note 2, Acquisition of Tharco Packaging, Inc., for our pro forma disclosures.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This ASU amends FASB ASC 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. We adopted this guidance on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations. The detailed Level 3 roll-forward disclosures were effective January 1, 2011. The level 3 roll-forward disclosures did not have a material impact on our financial position or results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

16. Comprehensive Income (Loss)

Comprehensive income (loss) includes the following (dollars in thousands):

	Boise Inc.
	Three Months Ended March 31
	2011	2010

Net income (loss)	$18,694	$(12,685)
Other comprehensive income (loss), net of tax:
Cash flow hedges	—	259
Unfunded accumulated benefit obligation	855	264
Unrealized gains (losses) on short-term investments	(21)	3

Comprehensive income (loss)	$19,528	$(12,159)

	BZ Intermediate Holdings LLC
	Three Months Ended March 31
	2011	2010

Net income (loss)	$18,694	$(11,849)
Other comprehensive income (loss), net of tax:
Cash flow hedges	—	259
Unfunded accumulated benefit obligation	855	264
Unrealized gains (losses) on short-term investments	(21)	3

Comprehensive income (loss)	$19,528	$(11,323)

17. Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K. As discussed in Note 2, Acquisition of Tharco Packaging, Inc., during the three months ended March 31, 2011, we acquired $258.9 million of assets as part of the Tharco Acquisition. Tharco is now included in the Packaging segment. Segment operating results for Boise Inc. and BZ Intermediate are identical for all periods presented. For differences in interest expense and income tax provision (benefit), see the reconciliation of net income (loss) to EBITDA below.

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended March 31, 2011	Trade	Related Parties	Inter- segment	Total

Paper	$358.7	$—	$16.5	$375.2	$41.0		$22.1	$63.0
Packaging	194.5	8.4	0.5	203.4	13.6	(a)	11.0	24.6	(a)
Corporate and Other	7.2	—	8.9	16.1	(6.3)		0.9	(5.4)

	560.4	8.4	25.9	594.7	48.3		34.0	82.2

Intersegment eliminations	—	—	(25.9)	(25.9)	—		—	—
Interest expense	—	—	—	—	(16.4)		—	—
Interest income	—	—	—	—	0.1		—	—

	$560.4	$8.4	$—	$568.8	$32.0		$34.0	$82.2

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended March 31, 2010	Trade	Related Parties	Inter- segment	Total

Paper	$339.3	$—	$14.2	$353.5	$29.9	(b)	$21.5	$51.4	(b)
Packaging	141.9	5.6	0.7	148.2	(5.8	)(b)	9.7	3.9	(b)
Corporate and Other	4.7	2.6	9.2	16.5	(4.8	)(b)	0.9	(3.8	)(b)

	485.9	8.2	24.1	518.2	19.3		32.1	51.5

Intersegment eliminations	—	—	(24.1)	(24.1)	—		—	—
Loss on extinguishment of debt	—	—	—	—	(22.2	)(b)	—	(22.2	)(b)
Interest expense	—	—	—	—	(16.5)		—	—

	$485.9	$8.2	$—	$494.1	$(19.3)		$32.1	$29.3

(a)	Included $2.2 million of expense related to inventory purchase price accounting adjustments.

(b)	Included $3.3 million of expense related to the change in fair value of energy hedges, of which $2.8 million was recorded in the Paper segment and $0.5 million was recorded in the Packaging segment.

Included $22.2 million of noncash expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(c)	EBITDA represents income (loss) before interest (interest expense and interest income), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA (dollars in millions):

	Boise Inc.
	Three Months Ended March 31
	2011	2010

Net income (loss)	$18.7	$(12.7)
Interest expense	16.4	16.5
Interest income	(0.1)	—
Income tax provision (benefit)	13.3	(6.6)
Depreciation, amortization, and depletion	34.0	32.1

EBITDA	$82.2	$29.3

	BZ Intermediate Holdings LLC
	Three Months Ended March 31
	2011	2010

Net income (loss)	$18.7	$(11.8)
Interest expense	16.4	16.5
Interest income	(0.1)	—
Income tax provision (benefit)	13.3	(7.5)
Depreciation, amortization, and depletion	34.0	32.1

EBITDA	$82.2	$29.3

18. Commitments, Guarantees, and Legal Proceedings

Commitments

We have financial commitments for leases and long-term debt that are disclosed in Note 6, Leases, and Note 11, Debt. We are party to a number of wood fiber and utilities contracts that are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities. At March 31, 2011, there have been no material changes to our commitments outside of the normal course of business, except as disclosed in Note 2, Acquisition of Tharco Packaging, Inc., and Note 11, Debt.

Guarantees

We provide guarantees, indemnifications, and assurances to others in the normal course of our business. See Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K for a description of the guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Legal Proceedings

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

19. Subsequent Event

On April 20, 2011, we announced a special cash dividend of $0.40 per common share, payable May 13, 2011, to shareholders of record at the close of business on May 4, 2011. Based on the shares outstanding at March 31, 2011, and assuming all warrants were exercised before the dividend record date, the dividend payment will be approximately $50 million. As of the end of April, a majority of the warrants had been exercised.

20. Consolidating Guarantor and Nonguarantor Financial Information

Our 9% and 8% senior notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each of its existing and future subsidiaries (other than: (i) the co-issuers, Boise

Paper Holdings, Boise Co-Issuer Company, and Boise Finance Company; (ii) Louisiana Timber Procurement Company, L.L.C.; and (iii) our foreign subsidiaries). The following consolidating financial statements present the results of operations, financial position, and cash flows of (i) BZ Intermediate Holdings LLC (parent); (ii) co-issuers; (iii) guarantor subsidiaries; (iv) nonguarantor subsidiaries; and (v) eliminations to arrive at the information on a consolidated basis. Other than the consolidated financial statements and footnotes for Boise Inc. and BZ Intermediate, financial statements and other disclosures concerning the guarantors have not been presented, because management believes that such information is not material to investors.

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2011

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,581	$555,457	$1,282	$—	$560,320
Intercompany	—	—	—	22,339	(22,339)	—
Related parties	—	—	—	8,443	—	8,443

	—	3,581	555,457	32,064	(22,339)	568,763

Costs and expenses
Materials, labor, and other operating expenses	—	3,408	435,936	32,065	(22,339)	449,070
Fiber costs from related parties	—	—	4,440	—	—	4,440
Depreciation, amortization, and depletion	—	803	33,171	—	—	33,974
Selling and distribution expenses	—	—	19,270	103	—	19,373
General and administrative expenses	—	5,494	7,203	—	—	12,697
Other (income) expense, net	—	885	302	(110)	—	1,077

	—	10,590	500,322	32,058	(22,339)	520,631

Income (loss) from operations	—	(7,009)	55,135	6	—	48,132

Foreign exchange gain (loss)	—	140	(8)	—	—	132
Interest expense	—	(16,310)	(57)	—	—	(16,367)
Interest expense—intercompany	—	(44)	—	(3)	47	—
Interest income	—	76	2	—	—	78
Interest income—intercompany	—	3	44	—	(47)	—

	—	(16,135)	(19)	(3)	—	(16,157)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,144)	55,116	3	—	31,975
Income tax provision	—	(13,233)	(48)	—	—	(13,281)

Income (loss) before equity in net income (loss) of affiliates	—	(36,377)	55,068	3	—	18,694
Equity in net income (loss) of affiliates	18,694	55,071	—	—	(73,765)	—

Net income (loss)	$18,694	$18,694	$55,068	$3	$(73,765)	$18,694

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$1,214	$483,445	$1,192	$—	$485,851
Intercompany	—	—	—	26,763	(26,763)	—
Related parties	—	2,364	332	5,558	—	8,254

	—	3,578	483,777	33,513	(26,763)	494,105

Costs and expenses
Materials, labor, and other operating expenses	—	3,432	398,303	33,513	(26,763)	408,485
Fiber costs from related parties	—	—	9,831	—	—	9,831
Depreciation, amortization, and depletion	—	824	31,307	—	—	32,131
Selling and distribution expenses	—	—	13,680	54	—	13,734
General and administrative expenses	—	5,314	6,145	—	—	11,459
Other (income) expense, net	—	17	(162)	(30)	—	(175)

	—	9,587	459,104	33,537	(26,763)	475,465

Income (loss) from operations	—	(6,009)	24,673	(24)	—	18,640

Foreign exchange gain	—	432	255	—	—	687
Loss on extinguishment of debt	—	(22,197)	—	—	—	(22,197)
Interest expense	—	(16,474)	—	—	—	(16,474)
Interest expense—intercompany	—	(49)	—	(4)	53	—
Interest income	—	35	2	—	—	37
Interest income—intercompany	—	4	49	—	(53)	—

	—	(38,249)	306	(4)	—	(37,947)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(44,258)	24,979	(28)	—	(19,307)
Income tax (provision) benefit	—	7,496	(38)	—	—	7,458

Income (loss) before equity in net income (loss) of affiliates	—	(36,762)	24,941	(28)	—	(11,849)
Equity in net income (loss) of affiliates	(11,849)	24,913	—	—	(13,064)	—

Net income (loss)	$(11,849)	$(11,849)	$24,941	$(28)	$(13,064)	$(11,849)

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at March 31, 2011

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$55,771	$4,069	$296	$—	$60,136
Receivables
Trade, less allowances	—	1,236	221,418	1,006	—	223,660
Intercompany	—	—	47	1,486	(1,533)	—
Other	—	3,814	5,023	4	—	8,841
Inventories	—	14	278,006	—	—	278,020
Deferred income taxes	—	18,482	—	8	—	18,490
Prepaid and other	—	8,065	696	8	—	8,769

	—	87,382	509,259	2,808	(1,533)	597,916

Property
Property and equipment, net	—	5,999	1,212,631	—	—	1,218,630
Fiber farms and deposits	—	—	18,505	—	—	18,505

	—	5,999	1,231,136	—	—	1,237,135

Deferred financing costs	—	29,042	—	—	—	29,042
Goodwill	—	—	101,258	—	—	101,258
Intangible assets, net	—	—	104,225	—	—	104,225
Investments in affiliates	675,477	1,676,633	—	—	(2,352,110)	—
Other assets	—	5,371	3,417	—	—	8,788

Total assets	$675,477	$1,804,427	$1,949,295	$2,808	$(2,353,643)	$2,078,364

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at March 31, 2011 (continued)

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$50,000	$—	$—	$—	$50,000
Income taxes payable	—	(622)	898	2	—	278
Accounts payable
Trade	—	9,971	173,616	2,609	—	186,196
Intercompany	—	—	1,486	47	(1,533)	—
Accrued liabilities
Compensation and benefits	—	16,946	31,926	—	—	48,872
Interest payable	—	23,271	—	—	—	23,271
Other	—	2,187	15,474	132	—	17,793

	—	101,753	223,400	2,790	(1,533)	326,410

Debt
Long-term debt, less current portion	—	780,581	—	—	—	780,581

Other
Deferred income taxes	—	93,070	34,145	—	—	127,215
Compensation and benefits	—	120,719	166	—	—	120,885
Other long-term liabilities	—	32,827	14,969	—	—	47,796

	—	246,616	49,280	—	—	295,896

Commitments and contingent liabilities

Capital
Business unit equity	675,477	675,477	1,676,615	18	(2,352,110)	675,477

Total liabilities and capital	$675,477	$1,804,427	$1,949,295	$2,808	$(2,353,643)	$2,078,364

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$166,410	$6	$417	$—	$166,833
Short-term investments	—	10,621	—	—	—	10,621
Receivables
Trade, less allowances	—	1,004	187,502	83	—	188,589
Intercompany	—	—	2	1,634	(1,636)	—
Other	—	331	3,504	4	—	3,839
Inventories	—	15	261,456	—	—	261,471
Deferred income taxes	—	16,651	—	7	—	16,658
Prepaid and other	—	4,697	517	—	—	5,214

	—	199,729	452,987	2,145	(1,636)	653,225

Property
Property and equipment, net	—	5,952	1,193,083	—	—	1,199,035
Fiber farms and deposits	—	—	18,285	—	—	18,285

	—	5,952	1,211,368	—	—	1,217,320

Deferred financing costs	—	30,396	—	—	—	30,396
Intangible assets, net	—	—	29,605	—	—	29,605
Investments in affiliates	655,332	1,479,253	—	—	(2,134,585)	—
Other assets	—	5,175	3,269	—	—	8,444

Total assets	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2010 (continued)

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$43,750	$—	$—	$—	$43,750
Income taxes payable	—	(818)	898	2	—	82
Accounts payable
Trade	—	13,513	163,710	1,991	—	179,214
Intercompany	—	2	1,634	—	(1,636)	—
Accrued liabilities
Compensation and benefits	—	23,081	31,493	—	—	54,574
Interest payable	—	10,535	—	—	—	10,535
Other	—	5,336	10,645	142	—	16,123

	—	95,399	208,380	2,135	(1,636)	304,278

Debt
Long-term debt, less current portion	—	738,081	—	—	—	738,081

Other
Deferred income taxes	—	78,959	492	—	—	79,451
Compensation and benefits	—	121,318	—	—	—	121,318
Other long-term liabilities	—	31,416	9,114	—	—	40,530

	—	231,693	9,606	—	—	241,299

Commitments and contingent liabilities

Capital
Business unit equity	655,332	655,332	1,479,243	10	(2,134,585)	655,332

Total liabilities and capital	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$18,694	$18,694	$55,068	$3	$(73,765)	$18,694
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(18,694)	(55,071)	—	—	73,765	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	2,368	33,171	—	—	35,539
Share-based compensation expense	—	648	—	—	—	648
Pension expense	—	3,169	—	—	—	3,169
Deferred income taxes	—	11,420	—	—	—	11,420
Change in fair value of energy derivatives	—	—	(742)	—	—	(742)
(Gain) loss on sales of assets, net	—	17	261	—	—	278
Other	—	(140)	1,769	—	—	1,629
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(3,714)	(3,768)	(776)	(103)	(8,361)
Inventories	—	1	2,378	—	—	2,379
Prepaid expenses	—	(1,900)	1,330	(8)	—	(578)
Accounts payable and accrued liabilities	—	506	(6,745)	655	103	(5,481)
Current and deferred income taxes	—	1,634	—	—	—	1,634
Pension payments	—	(3,370)	—	—	—	(3,370)
Other	—	976	4,416	—	—	5,392

Cash provided by (used for) operations	—	(24,762)	87,138	(126)	—	62,250

Cash provided by (used for) investment
Acquisitions of businesses and facilities, net of cash acquired	—	—	(201,734)	—	—	(201,734)
Expenditures for property and equipment	—	(835)	(23,815)	—	—	(24,650)
Purchases of short-term investments	—	(3,514)	—	—	—	(3,514)
Maturities of short-term investments	—	14,114	—	—	—	14,114
Sales of assets	—	—	1,088	—	—	1,088
Other	—	139	(918)	—	—	(779)

Cash provided by (used for) investment	—	9,904	(225,379)	—	—	(215,475)

Cash provided by (used for) financing
Issuances of long-term debt	—	75,000	—	—	—	75,000
Payments of long-term debt	—	(26,250)	—	—	—	(26,250)
Payments of deferred financing costs	—	(160)	—	—	—	(160)
Payments (to) from Boise Inc., net	(62)	—	—	—	—	(62)
Due to (from) affiliates	62	(142,371)	142,304	5	—	—
Other	—	(2,000)	—	—	—	(2,000)

Cash provided by (used for) financing	—	(95,781)	142,304	5	—	46,528

Increase (decrease) in cash and cash equivalents	—	(110,639)	4,063	(121)	—	(106,697)

Balance at beginning of the period	—	166,410	6	417	—	166,833

Balance at end of the period	$—	$55,771	$4,069	$296	$—	$60,136

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$(11,849)	$(11,849)	$24,941	$(28)	$(13,064)	$(11,849)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	11,849	(24,913)	—	—	13,064	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	3,759	31,307	—	—	35,066
Share-based compensation expense	—	894	—	—	—	894
Pension expense	—	2,568	—	—	—	2,568
Deferred income taxes	—	(7,461)	—	—	—	(7,461)
Change in fair value of energy derivatives	—	—	3,330	—	—	3,330
(Gain) loss on sales of assets, net	—	—	(114)	—	—	(114)
Other	—	(403)	(255)	—	—	(658)
Loss on extinguishment of debt	—	22,197	—	—	—	22,197
Decrease (increase) in working capital
Receivables	—	(576)	79,650	(3,494)	(17,367)	58,213
Inventories	—	1	(16,086)	—	—	(16,085)
Prepaid expenses	—	(1,697)	2,092	(6)	—	389
Accounts payable and accrued liabilities	—	(3,826)	(30,064)	3,466	17,367	(13,057)
Current and deferred income taxes	—	(43)	38	—	—	(5)
Pension payments	—	(5,689)	—	—	—	(5,689)
Other	—	479	(256)	—	—	223

Cash provided by (used for) operations	—	(26,559)	94,583	(62)	—	67,962

Cash provided by (used for) investment
Expenditures for property and equipment	—	(954)	(13,780)	—	—	(14,734)
Purchases of short-term investments	—	(2,388)	—	—	—	(2,388)
Maturities of short-term investments	—	5,182	—	—	—	5,182
Sales of assets	—	—	22	—	—	22
Other	—	429	664	—	—	1,093

Cash provided by (used for) investment	—	2,269	(13,094)	—	—	(10,825)

Cash provided by (used for) financing
Issuances of long-term debt	—	300,000	—	—	—	300,000
Payments of long-term debt	—	(323,683)	—	—	—	(323,683)
Payments of deferred financing costs	—	(11,779)	—	—	—	(11,779)
Due to (from) affiliates	—	81,481	(81,516)	35	—	—

Cash provided by (used for) financing	—	46,019	(81,516)	35	—	(35,462)

Increase (decrease) in cash and cash equivalents	—	21,729	(27)	(27)	—	21,675

Balance at beginning of the period	—	69,071	33	289	—	69,393

Balance at end of the period	$—	$90,800	$6	$262	$—	$91,068

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2010 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). Except where otherwise indicated, this Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided with respect to Boise Inc., which has materially the same financial condition and results of operations as BZ Intermediate Holdings LLC (BZ Intermediate) except for income taxes. We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

In this filing, unless the context indicates otherwise, the terms “Company,” “we,” “us,” “our,” or “Boise” refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate. Boise Inc. is a large, diverse United States-based manufacturer of paper and packaging products, headquartered in Boise, Idaho. Our operations began on February 22, 2008, when entities controlled by Boise Cascade Holdings, L.L.C. (Boise Cascade) sold their paper and packaging assets. We operate and report our results in three reportable segments: Paper, Packaging, and Corporate and Other (support services). See Note 17, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q for more information related to our segments.

Executive Summary

On March 1, 2011, our wholly owned subsidiary Boise Paper Holdings, L.L.C. (Boise Paper Holdings) acquired 100% of the outstanding stock of Tharco Packaging, Inc. (Tharco) for a preliminary purchase price of $201.1 million plus or minus working capital adjustments (the Tharco Acquisition). We financed the acquisition with existing cash and $75 million in borrowings on our revolving credit facility, which is discussed further in “Liquidity and Capital Resources” in this Management Discussion and Analysis of Financial Condition and Results of Operations. The acquisition expands and diversifies our presence in packaging markets; extends our geographical reach from the Pacific Northwest to California, Colorado, Arizona, and Georgia; and will increase our containerboard integration from approximately 70% to approximately 85%.

For the three months ended March 31, 2011, sales increased 15% to $568.8 million, from the $494.1 million reported during the same period in 2010. Of the 15% increase in sales for the three months ended March 31, 2011, 5% related to Tharco’s results for the one-month period ended March 31, 2011. Net income totaled $18.7 million for the three months ended March 31, 2011, compared with a $12.7 million loss for the three months ended March 31, 2010. Excluding the special items disclosed in the table below, net income for the three months ended March 31, 2011, was $20.0 million, compared with $3.0 million for the three months ended March 31, 2010. The increase in net income before special items was due primarily to increased net sales prices and, to a lesser extent, lower energy costs in both the Paper and Packaging segments, offset partially by increased chemical costs. For the three months ended March 31, 2011, net selling prices of uncoated freesheet papers and segment linerboard improved $48 and $128 per short ton, compared with the three months ended March 31, 2010, as we benefited from price increases implemented during 2010.

U.S. industry demand for uncoated freesheet paper declined for the first three months of 2011, compared with the first three months in 2010. According to the American Forest & Paper Association (AF&PA), as of March 2011, U.S. industry shipments were down 2.8%, compared with the same period in 2010. 2011 year-to-date industry operating rates, measured as total uncoated freesheet paper shipments in the U.S. as a percentage of total capacity, were at 91%. Demand for commodity communication papers has been negatively affected by weak macroeconomic conditions and elevated unemployment and continues to be negatively affected by the secular shift to electronic media for communications. The long-term demand for printing and converting products has also been negatively affected by weak macroeconomic conditions and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reductions in uncoated freesheet paper industry capacity in recent years. Compared with prior years, U.S. uncoated freesheet paper inventories remained very low at approximately 887,000 short tons in March 2011, compared with 913,000 and 901,000 short tons in December 2010 and March 2010, respectively.

U.S. industry containerboard demand improved in first quarter 2011. Industry box shipments in the U.S. increased 2.0% through March 2011, compared with the same period in 2010, and year-to-date industry operating rates through March 2011, measured as total production in the U.S. as a percentage of total capacity, were at 94%, according to the AF&PA. Total U.S. containerboard inventories were 2.3 million short tons in March 2011, an increase compared with 2.1 million short tons in March 2010, and flat compared with December 2010.

Packaging demand in our agriculture, food, and beverage markets, which has historically been less correlated to broad economic activity, improved in first quarter 2011, compared with first quarter 2010. These markets constitute just over half of our corrugated product end-use markets. Demand in our industrial markets and containerboard export markets is more closely aligned with general economic activity and showed improvement during first quarter 2011, compared with first quarter 2010.

Compared with first quarter 2010, prices for some key commodity chemicals increased. Diesel prices also increased, which increases freight costs on both inbound raw materials and outbound finished goods. Prices for fuel, particularly natural gas, declined, compared with first quarter 2010. Fiber costs increased modestly in first quarter 2011, compared with 2010, with higher fiber prices offset partially by lower fiber consumption.

During first quarter 2011, we performed a scheduled annual maintenance outage at the DeRidder, Louisiana, mill in our Packaging segment. During second quarter 2011, we have additional maintenance work scheduled at our DeRidder mill. We also have our scheduled annual maintenance outages at the International Falls, Minnesota, and Wallula, Washington, mills in our Paper segment during second quarter 2011.

Looking ahead, our focus will be to integrate Tharco’s operations with ours and continue to pursue growth opportunities in our Packaging segment to improve our competitive position. We expect continued growth in our premium office, label and release, and flexible packaging papers, offsetting declining demand in commodity paper markets. Through first quarter 2011, we have seen indications of rising input costs, including increased prices for chemicals and diesel, which we expect to persist throughout 2011. We continue to monitor regulatory and competitive developments across the industry, including the Boiler MACT legislation, to determine potential impacts on our businesses.

The following table sets forth our financial results for the three months ended March 31, 2011 and 2010 (dollars in millions, except per-share data):

	Three Months Ended March 31
	2011	2010

Sales	$568.8	$494.1
Net income (loss)	18.7	(12.7)
Net income (loss) per diluted share	0.21	(0.16)
Net income excluding special items	20.0	3.0
Net income excluding special items per diluted share	0.22	0.04
EBITDA	82.2	29.3
EBITDA excluding special items	84.4	54.9

Net income excluding special items, net income excluding special items per diluted share, EBITDA, and EBITDA excluding special items are not measures under U.S. generally accepted accounting principles (GAAP). EBITDA represents income (loss) before interest (interest expense and interest income), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. EBITDA excluding special items and net income excluding special items represent EBITDA and net income (loss) adjusted by eliminating items that we believe are not consistent with our ongoing operations. The Company uses these measures to focus on ongoing operations and believes they are useful to investors because these measures enable meaningful comparisons of past and present operating results.

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income (loss) to EBITDA, and EBITDA to EBITDA excluding special items for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31
	2011	2010

Net income (loss)	$18.7	$(12.7)
Interest expense	16.4	16.5
Interest income	(0.1)	—
Income tax provision (benefit)	13.3	(6.6)
Depreciation, amortization, and depletion	34.0	32.1

EBITDA	$82.2	$29.3

Inventory purchase accounting expense	$2.2	$—
St. Helens mill restructuring	—	0.1
Change in fair value of energy hedges	—	3.3
Loss on extinguishment of debt	—	22.2

EBITDA excluding special items	$84.4	$54.9

The following table reconciles net income (loss) to net income excluding special items and presents net income excluding special items per diluted share for the three months ended March 31, 2011 and 2010 (dollars in millions and shares in thousands, except per-share data):

	Three Months Ended March 31
	2011	2010

Net income (loss)	$18.7	$(12.7)
Inventory purchase accounting expense	2.2	—
St. Helens mill restructuring	—	0.1
Change in fair value of energy hedges	—	3.3
Loss on extinguishment of debt	—	22.2
Tax provision for special items (a)	(0.9)	(9.9)

Net income excluding special items	$20.0	$3.0

Weighted average common shares outstanding: diluted	90,417	84,195
Net income excluding special items per diluted share	$0.22	$0.04

(a)	Special items are tax effected in the aggregate at an assumed combined federal and state statutory rate of 38.7%.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	Labor and personnel relations.

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Competing technologies that affect the demand for our products.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, including wood fiber, energy, and chemicals.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Our customer concentration and the ability of our customers to pay.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Major equipment failure.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in “Part I, Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K.

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

•

Demand for our packaging products, including corrugated containers and sheets, containerboard, label and release, and flexible packaging papers, is driven by packaging demand. This demand is affected by macroeconomic conditions.

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

Industry supply of paper is also influenced by the level of imports, relative currency values, and overseas production capacity, which has grown over the past decade. According to the AF&PA, U.S. uncoated freesheet paper imports decreased through February 2011, compared with the same period in 2010.

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

Fiber. The primary raw material is wood fiber in various forms, accounting for the following percentages of materials, labor, and other operating expenses, including related-party fiber costs, for each of the periods listed below:

	Three Months Ended March 31
	2011	2010
Paper	29%	32%
Packaging	18%	17%

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

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of supply and demand. Log and wood fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to a reduction in primary manufacturing at sawmills and plywood plants. Declines in demand for logs and wood fiber have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. In addition, new or proposed regulations related to the production and use of biofuel may increase the competition for wood fiber in a number of operating regions. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased in first quarter 2011, compared with first quarter 2010. Higher diesel costs increase the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

In Minnesota, our overall fiber costs decreased in first quarter 2011, compared with first quarter 2010, driven by reduced consumption of fiber as a result of reduced production volumes. This was offset partially by higher purchased pulp and wood fiber prices, compared with first quarter 2010.

In the Pacific Northwest, our fiber costs increased in first quarter 2011, compared with first quarter 2010, as a result of higher prices for wood fiber and species mix changes. Higher prices for purchased pulp at our St. Helens, Oregon, mill also contributed.

Compared with first quarter 2010, total fiber costs at our DeRidder mill decreased, due to lower consumption of and prices for wood fiber. In Alabama, fiber costs decreased in first quarter 2011, compared with first quarter 2010, driven by lower wood prices and consumption of purchased pulp. During first quarter 2010, fiber costs in the region were negatively affected by wet weather in the region.

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

Energy. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. Currently, energy prices are favorable, compared with historical averages. In first quarter 2011, energy costs were lower, compared with first quarter 2010, due mainly to the decreased consumption and price of natural gas, offset partially by increased consumption of electricity. Under normal operations, we expect to consume approximately 12 million mmBtu (millions of British thermal units) of natural gas annually. Energy costs represent the following percentages of materials, labor, and other operating expenses, including fiber costs from related parties, in each of the periods listed below:

	Three Months Ended March 31
	2011	2010
Paper	12%	15%
Packaging	10%	14%

We may enter into transactions to hedge the variable cash flow risk of natural gas purchases. For more information about our energy derivative instruments, see Note 12, Financial Instruments, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Chemicals. Important chemicals we use in the production of our products include starch, sodium chlorate, caustic, precipitated calcium carbonate, and dyestuffs and optical brighteners. Purchases of chemicals represent the following percentages of materials, labor, and other operating expenses, including fiber costs from related parties, for each of the periods listed below:

	Three Months Ended March 31
	2011	2010
Paper	15%	14%
Packaging	6%	5%

Total chemical costs in first quarter 2011 were higher, compared with first quarter 2010, as a result of higher prices for some key commodity chemical inputs, such as caustic and starch. Many of our chemicals are purchased under contracts, which provide more stability than open-market purchases. These contracts are negotiated periodically at prevailing rates.

Labor. Labor costs tend to increase steadily due to inflation in healthcare and wage costs. As of March 31, 2011, we had approximately 5,000 employees. Approximately 53% of these employees worked pursuant to collective bargaining agreements. In April 2011, our hourly employees at our DeRidder, Louisiana, mill approved a new collective bargaining agreement. Following the approval of this agreement, approximately 36% of our employees are now working pursuant to collective bargaining agreements that have expired or will expire within one year.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2011 and 2010 (dollars in millions, except percent-of-sales data):

	Three Months Ended March 31
	2011 (1)	2010
Sales
Trade	$560.4	$485.9
Related parties	8.4	8.2

	568.8	494.1

Costs and expenses
Materials, labor, and other operating expenses	449.1	408.5
Fiber costs from related parties	4.4	9.8
Depreciation, amortization, and depletion	34.0	32.1
Selling and distribution expenses	19.3	13.7
General and administrative expenses	12.7	11.6
Other (income) expense, net	1.1	(0.2)

	520.6	475.5

Income from operations	$48.1	$18.6

Sales
Trade	98.5%	98.3%
Related parties	1.5	1.7

	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	79.0%	82.7%
Fiber costs from related parties	0.8	2.0
Depreciation, amortization, and depletion	6.0	6.5
Selling and distribution expenses	3.4	2.8
General and administrative expenses	2.2	2.3
Other (income) expense, net	0.2	(0.1)

	91.6%	96.2%

Income from operations	8.4%	3.8%

(1)	The three months ended March 31, 2011, included one month of Tharco’s financial results. For more information, see Note 2, Acquisition of Tharco Packaging, Inc., of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three months ended March 31, 2011 and 2010 (in thousands of short tons and dollars per short ton, except corrugated containers and sheets):

	Three Months Ended March 31
	2011	2010

Sales Volumes

Paper
Uncoated freesheet	311	312
Containerboard (medium)	33	32
Market pulp	22	18

	366	362

Packaging
Containerboard (linerboard)	62	62
Newsprint	55	54
Corrugated containers and sheets (mmsf) (1)	1,912	1,616

Sales Prices (2)

Paper
Uncoated freesheet	$989	$941
Containerboard (medium)	469	408
Market pulp	603	496

Packaging
Containerboard (linerboard)	$424	$296
Newsprint	542	442
Corrugated containers and sheets ($/msf)	63	53

(1)	The increase in corrugated containers and sheets sales volumes in 2011 is due to the inclusion of Tharco’s operations from the acquisition date of March 1, 2011.

(2)	Average net selling prices for our principal products represent sales less freight costs, discounts, and allowances. Segment revenues, as reported in Note 17, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q include fees for shipping and handling charged to customers for sales transactions.

Operating Results

The following presents a discussion of sales and costs for the three months ended March 31, 2011, compared with the same period in 2010.

Three Months Ended March 31, 2011, Compared With the Three Months Ended March 31, 2010

Sales

For the three months ended March 31, 2011, total sales increased $74.7 million, or 15%, to $568.8 million from $494.1 million for the three months ended March 31, 2010. The increase was driven primarily by higher sales prices in both the Paper and Packaging segments and the acquisition of Tharco, which increased sales in our Packaging segment, as further discussed below.

Paper. Sales increased $21.7 million, or 6%, to $375.2 million from $353.5 million for the three months ended March 31, 2010. The increase was driven primarily by higher sales prices across all of our product lines. Overall uncoated freesheet net sales prices increased 5%, compared with the same period in 2010, as commodity uncoated freesheet net sales prices increased 4% and premium and specialty net sales prices increased 6%, compared with the prior-year period. Overall uncoated freesheet sales volumes were flat, compared with the prior-year period, as 4% growth in premium and specialty sales volumes was offset by a 3% decline in commodity sales volumes. Increased premium and specialty sales volumes were driven primarily by 6% growth in combined sales volumes of premium office, label and release, and flexible packaging papers, which represented 31% of our total first quarter 2011 uncoated freesheet sales volumes.

Packaging. Sales increased $55.2 million, or 37%, to $203.4 million from $148.2 million for the three months ended March 31, 2010. A large portion of the increase was the result of our acquisition of Tharco, which closed on March 1, 2011. Other drivers included a 43% increase in segment linerboard net selling prices, a 23% increase in newsprint net selling prices, and increased sales volumes of corrugated containers and sheets as a result of improved market conditions.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $35.2 million to $453.5 million for the three months ended March 31, 2011, compared with $418.3 million for the three months ended March 31, 2010. The increase was driven primarily by operating costs associated with Tharco, offset partially by lower overall input costs.

Fiber, energy, and chemical costs were $116.3 million, $52.8 million, and $54.3 million, respectively, for the three months ended March 31, 2011, and $115.5 million, $63.4 million, and $49.1 million for the three months ended March 31, 2010. This represents a cost decrease of $4.7 million for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. This decrease was driven primarily by lower energy costs, offset partially by increased prices for commodity chemicals.

Fiber costs decreased $5.6 million in our Paper segment and increased $6.4 million in our Packaging segment, compared with the three months ended March 31, 2010. Cost drivers included reduced consumption as a result of lower production volumes in our Paper segment and increased costs as a result of the acquisition of Tharco, offset partially by lower wood prices and consumption in our Packaging segment.

Compared with the three months ended March 31, 2010, energy costs decreased $8.3 million in our Paper segment and $2.3 million in our Packaging segment. This was due primarily to lower prices for and consumption of fuel, including natural gas, in both segments, offset partially by higher consumption of electricity.

Chemical costs increased $3.3 million in our Paper segment and $1.9 million in our Packaging segment, compared with the three months ended March 31, 2010, as a result of increased prices for commodity chemicals.

Labor costs related to the production of our products recorded in “Materials, labor, and other operating expenses” were $75.5 million in the first three months of 2011, an increase of $6.1 million, or 9%, compared with the same period in 2010. The first three months of 2011 included additional labor costs from our acquisition of Tharco. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.

Depreciation, amortization, and depletion for the three months ended March 31, 2011, was $34.0 million, compared with $32.1 million for the three months ended March 31, 2010. The increase related to incremental depreciation and amortization recorded in connection with the Tharco Acquisition.

Selling and distribution expenses increased $5.6 million to $19.3 million for the three months ended March 31, 2011, compared with $13.7 million for the three months ended March 31, 2010. The increase related primarily to additional selling and distribution costs from our acquisition of Tharco.

General and administrative expenses increased $1.1 million to $12.7 million for the three months ended March 31, 2011, compared with $11.6 million for the three months ended March 31, 2010. Excluding general and administrative costs related to Tharco’s operations, these expenses were relatively flat, compared with the same period in the prior year.

Other (income) expense includes miscellaneous income and expense items. For the three months ended March 31, 2011, we had $1.1 million of other expense, and for the three months ended March 31, 2010, we had $0.2 million of other income. The expense in 2011 included approximately $0.6 million of project costs related to the Tharco Acquisition.

Income From Operations

Income from operations for the three months ended March 31, 2011, increased $29.5 million to $48.1 million, compared with $18.6 million for the three months ended March 31, 2010. This increase was driven primarily by higher sales prices across the majority of our products, offset partially by increased chemical costs. Our operating segment results are discussed below. Income from operations also includes net costs from our Corporate and Other segment.

Paper. Segment income from operations increased $11.1 million to $41.0 million for the three months ended March 31, 2011, compared with $29.9 million of income for the three months ended March 31, 2010. This increase was driven primarily by higher sales prices and lower energy costs, offset partially by higher chemical costs.

Packaging. Segment income from operations increased $19.4 million to $13.6 million for the three months ended March 31, 2011, compared with $5.8 million of loss for the three months ended March 31, 2010. This increase from operations was due primarily to higher prices for segment linerboard, newsprint, and corrugated products, offset partially by higher chemical costs. Increased sales volumes of corrugated containers and sheets also contributed.

Other

Loss on extinguishment of debt. For the three months ended March 31, 2010, loss on extinguishment of debt was $22.2 million. This amount consists primarily of previously unamortized deferred financing costs for our Tranche B term loan facility, which was paid off as part of our March 2010 debt refinancing.

Interest expense. For the three months ended March 31, 2011 and 2010, interest expense was $16.4 million and $16.5 million, respectively, which includes interest on our debt obligations as well as the amortization of deferred financing costs and other.

Income taxes. For the three months ended March 31, 2011, Boise Inc. and BZ Intermediate recorded $13.3 million of income tax expense and had effective tax rates of 41.5%. For the three months ended March 31, 2010, Boise Inc. recorded $6.6 million of income tax benefit and had an effective tax benefit rate of 34.3%. For the three months ended March 31, 2010, BZ Intermediate recorded $7.5 million of income tax benefit and had an effective tax benefit rate of 38.6%. During the prior year, we recorded a loss on extinguishment of debt that resulted in a net loss, and therefore, we recorded a tax benefit.

Tharco Acquisition

As part of the Tharco Acquisition, we increased our assets by approximately $258.9 million and our liabilities by approximately $57.7 million. See Note 2, Acquisition of Tharco Packaging, Inc., of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q for additional information.

Liquidity and Capital Resources

At March 31, 2011, we had $60.1 million of cash and cash equivalents, $830.6 million of total debt, and $186.9 million of aggregate liquidity from unused borrowing capacity under the revolving credit facility, net of letters of credit. In first quarter 2011, we completed the Tharco Acquisition. Total preliminary net cash consideration (subject to final working capital and other adjustments) was $201.7 million, which we financed with existing cash and $75 million of borrowings on our revolving credit facility. For further information, see Note 2, Acquisition of Tharco Packaging, Inc., of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. We invest our cash in high-quality, short-term investments. At March 31, 2011, 42.0 million warrants and 2.3 million insider warrants (for which we will receive no proceeds) were outstanding. The warrants expire on June 18, 2011. If all outstanding warrants were exercised at the $7.50 exercise price, we would receive cash proceeds of approximately $315 million.

On April 20, 2011, we announced a special cash dividend of $0.40 per common share, payable May 13, 2011, to shareholders of record at the close of business on May 4, 2011. Based on the shares outstanding at March 31, 2011, and assuming all warrants were exercised before the dividend record date, the dividend payment will be approximately $50 million. As of the end of April, a majority of the warrants had been exercised.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, compensation, energy, chemicals, and interest. During the three months ended March 31, 2011 and 2010, our operating activities provided $62.3 million and $68.0 million of cash, respectively. Compared with the three months ended March 31, 2010, the decrease in cash provided by operations relates primarily to the following:

•

A $12.0 million increase in working capital, compared with $29.5 million of cash provided by decreases in working capital in the prior year. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. Excluding the impact of the Tharco Acquisition, working capital increased during the three months ended March 31, 2011, due primarily to higher accounts receivable and a decrease in accounts payable and accrued liabilities, offset partially by decreased inventories. Accounts receivable increased due to higher monthly March 2011 sales, compared with December 2010. During the three months ended March 31, 2010, we collected $56.6 million related to alternative fuel mixture credits. Accounts payable and accrued liabilities decreased due to a decrease in compensation and benefit accruals and lower trade accounts payable within our Paper segment, which were offset partially by higher interest accruals on our senior notes. The decrease in inventories provided $2.4 million of cash during the three months ended March 31, 2011, compared with $16.1 million of cash used in the same period a year ago. The decrease in inventories in the current quarter is due to increased sales.

The increase in cash used for working capital was offset partially by:

•

A $29.5 million increase in income from operations. As discussed under “Operating Results” above, the higher income from operations related primarily to increased sales prices for all of our major products in both our Paper and Packaging segments.

•

Reduced cash contributions to our pension plans. During the three months ended March 31, 2011, we contributed $3.4 million to our pension plans, compared with $5.7 million during the three months ended March 31, 2010. Including our first quarter contributions, we expect to contribute approximately $25 million to our qualified pension plans during 2011.

Sensitivity Analysis Related to Sources and Uses of Cash From/For Our Operating Activities

Sources and uses of cash flows from operating activities

Our primary source of cash is revenue generated by the sale of our paper and packaging products, including uncoated freesheet papers, linerboard, corrugated containers and sheets, and newsprint. Declines in working capital also provide cash for operations, including declines in receivables from sales of our products, reductions in inventory levels, reductions in prepaid expenses, and increases in accounts payable and other accrued liabilities.

During the three months ended March 31, 2011, we sold the following:

•	311,000 short tons of uncoated freesheet paper.

•	62,000 short tons of linerboard to third parties.

•	1,912 million square feet of corrugated containers and sheets.

•	55,000 short tons of newsprint.

•	22,000 short tons of market pulp.

Compared with the three months ended March 31, 2010, selling prices for linerboard (sold to third parties), newsprint, market pulp, corrugated sheets and containers, and uncoated freesheet increased 43%, 23%, 22%, 19%, and 5%, respectively. Selling prices improved due to improved market conditions. During the three months ended March 31, 2011, we took approximately 7,000 short tons of market-related downtime for uncoated freesheet, while we did not take any during the three months ended March 31, 2010.

Our primary uses of cash are for expenses related to the manufacture of paper and packaging products, including fiber, compensation, energy, and chemicals. For further information pertaining to our expenses, see “Our Operating Results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sensitivity Analysis

Our operations can be affected by the following sensitivities (dollars in millions):

Sensitivity Analysis	Estimated Annual Impact on Income (Loss) Before Taxes

Each $10/short ton change in the selling price of the following products (except for corrugated containers and sheets):

Paper
Uncoated freesheet	$12

Packaging
Containerboard (linerboard)	2
Newsprint	2
Corrugated containers and sheets ($1.00/msf change in price)	9

Interest rate (1% change in interest rate on our variable-rate debt before hedging)	2

Energy (a)
Natural gas ($1.00/mmBtu change in price)	12
Diesel ($0.50/gallon change in price)	8

Fiber (1% change in cost of fiber)	5

Chemicals (1% change in cost of chemicals)	2

(a)	Based on 2010 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas.

Investment Activities

Cash investing activities used $215.5 million for the three months ended March 31, 2011, compared with $10.8 million used for the same period in 2010. During the three months ended March 31, 2011, we used $201.7 million of cash for the Tharco Acquisition. See Note 2, Acquisition of Tharco Packaging, Inc., of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q for additional information. Cash capital expenditures for property, plant, and equipment for the three months ended March 31, 2011, were $24.7 million, compared with $14.7 million for the three months ended March 31, 2010.

Cash investing activities for the three months ended March 31, 2011, also included $3.5 million for purchases of short-term investments and $14.1 million of proceeds from the maturity of short-term investments. Cash investing activities for the three months ended March 31, 2010, included $2.4 million for purchases of short-term investments and $5.2 million of maturities of short-term investments. During the three months ended March 31, 2011, we liquidated our short-term investment portfolio.

We expect capital investments in 2011 to be between $115 million and $125 million, excluding acquisitions. This level of capital investment could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. Our capital spending in 2011 will be for cost savings, performance improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our performance improvement projects also focus on opportunities to improve our energy efficiency. We expect to spend approximately $2 million in 2011 for capital environmental compliance requirements.

Financing Activities

Cash provided by financing activities was $46.5 million for the three months ended March 31, 2011, compared with $35.5 million of cash used for financing activities for the same period in 2010. Financing activities for the three months ended March 31, 2011, include a $75 million revolving credit facility draw related to the Tharco Acquisition; $26.3 million of long-term debt repayments, $20 million of which related to repayment of our revolver draw; and $2.0 million of additional consideration paid to the former owners of our sheet feeder plant in Texas as part of the 2007 acquisition of that facility. Cash used for financing activities for the three months ended March 31, 2010, reflect $323.7 million of debt repayments, $300.0 million of debt issuances, and $11.8 million of cash paid for deferred financing costs.

Our expected debt service obligation, assuming debt interest rates stay at March 31, 2011, levels, is estimated to be approximately $82 million for the remainder of 2011 and $187 million for 2012, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material. For example, a 1% increase in interest rates would increase interest expense by approximately $2 million per year (based on debt levels and interest rates as of March 31, 2011).

We lease our distribution centers, as well as other property and equipment, under operating leases. These operating leases are not included in debt; however, they represent a commitment. Obligations under operating leases are shown in the “Contractual Obligations” section of “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

For more information about our debt, see Note 11, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. As of March 31, 2011, there have been no material changes to our contractual obligations from those disclosed in our 2010 Form 10-K, except as disclosed in Note 6, Leases, and Note 11, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Off-Balance-Sheet Activities

At March 31, 2011, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 18, Commitments, Guarantees, and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

Our major costs of production are fiber, compensation, energy, and chemicals. Pricing for these manufacturing inputs can be subject to both macroeconomic inflationary influences and regional supply and demand. For example, fiber prices are highly dependent on regional wood supply and demand trends. Pricing for natural gas, which constitutes a significant portion of our energy costs, tends to follow macroeconomic supply and demand trends and can fluctuate based on many factors, including weather and natural gas storage levels. Many of our chemicals are specialized, and pricing may not correlate with macroeconomic trends. Pricing for our manufactured end products is dependent on industry supply and demand trends, which in turn can be influenced by macroeconomic manufacturing activity, employment levels, and consumer spending.

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

Environmental

For information on environmental issues, see the discussion under the heading “Environmental” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. As of March 31, 2011, there have been no material changes to our environmental information from that disclosed in our 2010 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2010 Form 10-K. As of March 31, 2011, there have been no material changes to our critical accounting estimates from those disclosed in our 2010 Form 10-K, except as discussed below.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 31, 2011, we had $101.3 million of goodwill recorded on our Consolidated Balance Sheet, all of which was recorded in connection with the Tharco Acquisition in our Packaging segment. At March 31, 2011, the net carrying amount of intangible assets with indefinite lives, which represents the trade names and trademarks acquired from Boise Cascade, L.L.C., in 2008, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets are amortized over their estimated useful lives.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Paper and Packaging, which are the same as our operating segments discussed in Note 17, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in this Form 10-Q. We test the goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. There is currently no indication of goodwill and intangible asset impairment, given the following:

1.	There have been no triggering events since fourth quarter.

2.	The goodwill and intangible assets added in connection with the Tharco Acquisition represent fair value, given the following:

•	The purchase price allocation resulted from an assumption that a market participant such as ourselves would be willing to pay for the business.

•

Our future discounted cash flow estimates support the carrying value of our goodwill and intangible assets based on our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures.

While there are no current indications of impairment, we cannot predict the occurrence of future events that might adversely affect the reported value of goodwill and intangible assets. In conducting our goodwill impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting our estimated cost of funds. For our trademark and trade name intangible asset impairment testing, we use a discounted cash flow approach based on a relief from royalty method. This method assumes that, through ownership of trademarks and trade names, we avoid royalty expense associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of net sales, is used to estimate the value of the intangible assets. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of the fair value of our reporting units and intangible assets.

If management’s estimates of future operating results materially change, or if there are changes to other assumptions, the estimated fair value of our identifiable intangible assets and goodwill could change significantly. Such change could result in impairment charges in future periods, which could have a significant noncash impact on our operating results and financial condition. We cannot predict the occurrence of future events that might adversely affect the reported value of our goodwill and intangible assets. As additional information becomes known, we may change our estimates.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 15, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found under the caption “Liquidity and Capital Resources” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. There have been no material changes in our exposure to market risk from those disclosed in our 2010 Form 10-K.

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

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. We have a disclosure committee that meets regularly and receives input from our senior management, general counsel, and internal audit staff. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our disclosure controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

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

Changes in Internal Control Over Financial Reporting

On March 1, 2011, our wholly owned subsidiary Boise Paper Holdings acquired all of the outstanding stock of Tharco Packaging, Inc. (Tharco). In connection with integrating Tharco, we are evaluating and, where necessary, will implement changes in controls and procedures at Tharco as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting. Except for the acquisition, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the “Executive Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission (SEC). During the three months ended March 31, 2011, there have been no material changes to the risk factors presented in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2010. We do not assume an obligation to update any forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	The following table presents information related to our repurchases of common stock made during the three months ended March 31, 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2011	—	$—	—	—
February 1 – 28, 2011	69,559	8.98	—	—
March 1 – 31, 2011	166,734	8.55	—	—

Total	236,293	$8.68	—	—

(1)	Includes (a) 69,544 shares repurchased on February 28, 2011, at a price of $8.98 per share, to satisfy employee tax withholding obligations that arose on the vesting of a portion of the restricted stock awarded to employees in 2008; (b) fractional shares, totaling 15 shares, repurchased on February 28, 2011, at a price of $8.98 per share, resulting from the vesting schedule of the 2008 restricted stock awards; and (c) 166,734 shares repurchased on March 15, 2011, at a price of $8.55 per share, to satisfy employee tax withholding obligations that arose on the vesting of a portion of the restricted stock awarded to employees in 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

BOISE INC.	BZ INTERMEDIATE HOLDINGS LLC

/S/ BERNADETTE M. MADARIETA	/S/ BERNADETTE M. MADARIETA
Bernadette M. Madarieta Vice President and Controller	Bernadette M. Madarieta Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)	(As Duly Authorized Officer and Chief Accounting Officer)

Date: May 2, 2011

BOISE INC.

BZ INTERMEDIATE HOLDINGS LLC

INDEX TO EXHIBITS

Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date

2	Stock Purchase Agreement dated February 21, 2011, among Boise Paper Holdings, L.L.C., the Sellers party thereto, Tricor (Tharco) Equity Holdings, Inc., as the Seller Representative, and Tharco Packaging, Inc.				X

3.1	Tharco Packaging, Inc. – Fourth Amended and Restated Certificate of Incorporation				X

3.2	Tharco Packaging, Inc. – Bylaws, amended as of March 1, 2011				X

3.3	Tharco Containers, Inc. – Third Amended and Restated Articles of Incorporation				X

3.4	Tharco Containers, Inc. – Amended and Restated Bylaws, amended as of March 1, 2011				X

3.5	Tharco Containers Texas, Inc. – Second Amended and Restated Certificate of Incorporation				X

3.6	Tharco Containers Texas, Inc. – Bylaws, amended as of March 1, 2011				X

3.7	Design Packaging, Inc. – Third Amended and Restated Articles of Incorporation				X

3.8	Design Packaging, Inc. – Bylaws				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date

4.1

Indenture dated October 26, 2009, between Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee, together with First Supplemental Indenture dated March 19, 2010, and Second Supplemental Indenture dated

March 8, 2011

					X

4.2	Indenture dated March 19, 2010, between Boise Paper Holdings, L.L.C., Boise Co-Issuer Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee, together with First Supplemental Indenture dated March 8, 2011				X

10.1 *	Form of 2011 Restricted Stock Award Agreement (2011 Regular Award to Officers)	8-K	99.1	3/18/11

10.2 *	Form of 2011 Restricted Stock Unit Award Agreement (2011 Regular Award to Officers)	8-K	99.2	3/18/11

10.3 *	Form of 2011 Nonqualified Stock Option Award Agreement (2011 Regular Award to Officers)	8-K	99.3	3/18/11

10.4 *	Form of 2011 Performance Unit Award Agreement (2011 Regular Award to Officers)	8-K	99.4	3/18/11

10.5 *	Form of 2011 Restricted Stock Award Agreement (Nonemployee Directors)				X

11	Presented in Footnote 3, Net Income (Loss) Per Common Share, to Consolidated Financial Statements

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit Number	Filing Date

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

*	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.