Form 10-Q
period 2011-06-30
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2011-08-04
CIK 1391390, 1475448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 121,421,080 common shares, $0.0001 per share par value, of Boise Inc. and 1,000 common units, $0.01 per unit par value, of BZ Intermediate Holdings LLC outstanding as of July 29, 2011.

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

Boise Inc.

Consolidated Statements of Income

(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended June 30
	2011	2010
Sales
Trade	$592,784	$511,012
Related parties	10,351	10,549

	603,135	521,561

Costs and expenses
Materials, labor, and other operating expenses	485,001	419,594
Fiber costs from related parties	4,383	5,168
Depreciation, amortization, and depletion	36,090	32,267
Selling and distribution expenses	29,483	14,254
General and administrative expenses	14,622	12,569
Other (income) expense, net	(813)	(445)

	568,766	483,407

Income from operations	34,369	38,154

Foreign exchange gain (loss)	55	(323)
Loss on extinguishment of debt	—	(28)
Interest expense	(16,072)	(16,178)
Interest income	74	61

	(15,943)	(16,468)

Income before income taxes	18,426	21,686
Income tax provision	(6,529)	(8,376)

Net income	$11,897	$13,310

Weighted average common shares outstanding:
Basic	106,754	80,624
Diluted	111,772	84,093

Net income per common share:
Basic	$0.11	$0.17
Diluted	$0.11	$0.16

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Income

(unaudited, dollars and shares in thousands, except per-share data)

	Six Months Ended June 30
	2011	2010
Sales
Trade	$1,153,104	$996,863
Related parties	18,794	18,803

	1,171,898	1,015,666

Costs and expenses
Materials, labor, and other operating expenses	934,071	828,079
Fiber costs from related parties	8,823	14,999
Depreciation, amortization, and depletion	70,064	64,398
Selling and distribution expenses	48,856	27,988
General and administrative expenses	27,319	24,028
Other (income) expense, net	264	(620)

	1,089,397	958,872

Income from operations	82,501	56,794

Foreign exchange gain	187	364
Loss on extinguishment of debt	—	(22,225)
Interest expense	(32,439)	(32,652)
Interest income	152	98

	(32,100)	(54,415)

Income before income taxes	50,401	2,379
Income tax provision	(19,810)	(1,754)

Net income	$30,591	$625

Weighted average common shares outstanding:
Basic	93,928	80,214
Diluted	101,117	84,143

Net income per common share:
Basic	$0.33	$0.01
Diluted	$0.30	$0.01

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets

(unaudited, dollars in thousands)

	June 30, 2011	December 31, 2010
ASSETS

Current
Cash and cash equivalents	$236,263	$166,833
Short-term investments	—	10,621
Receivables
Trade, less allowances of $879 and $603	228,631	188,589
Other	7,629	3,839
Inventories	271,759	261,471
Deferred income taxes	19,473	16,658
Prepaid and other	12,568	5,214

	776,323	653,225

Property
Property and equipment, net	1,213,357	1,199,035
Fiber farms and deposits	19,373	18,285

	1,232,730	1,217,320

Deferred financing costs	27,534	30,396
Goodwill	103,280	—
Intangible assets, net	99,129	29,605
Other assets	8,414	8,444

Total assets	$2,247,410	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Balance Sheets (continued)

(unaudited, dollars and shares in thousands, except per-share data)

	June 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$76,563	$43,750
Income taxes payable	311	82
Accounts payable	194,294	179,214
Accrued liabilities
Compensation and benefits	55,386	54,574
Interest payable	10,525	10,535
Other	18,146	16,123

	355,225	304,278

Debt
Long-term debt, less current portion	686,518	738,081

Other
Deferred income taxes	141,328	88,200
Compensation and benefits	100,554	121,318
Other long-term liabilities	48,953	40,278

	290,835	249,796

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $0.0001 par value per share: 1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share: 250,000 shares authorized; 121,421 shares and 84,845 shares issued and outstanding	12	8
Additional paid-in capital	865,229	581,442
Accumulated other comprehensive income (loss)	(77,107)	(78,822)
Retained earnings	126,698	144,207

Total stockholders’ equity	914,832	646,835

Total liabilities and stockholders’ equity	$2,247,410	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Six Months Ended June 30
	2011	2010
Cash provided by (used for) operations
Net income	$30,591	$625
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	73,188	68,864
Share-based compensation expense	1,771	1,834
Pension expense	6,096	4,830
Deferred income taxes	17,182	912
Change in fair value of energy derivatives	(684)	617
Other	982	(277)
Loss on extinguishment of debt	—	22,225
Decrease (increase) in working capital, net of acquisitions
Receivables	(11,060)	37,899
Inventories	8,640	(5,347)
Prepaid expenses	(3,326)	1,503
Accounts payable and accrued liabilities	(4,505)	6,352
Current and deferred income taxes	690	344
Pension payments	(25,512)	(5,824)
Other	2,726	(266)

Cash provided by operations	96,779	134,291

Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	(201,509)	—
Expenditures for property and equipment	(53,737)	(37,481)
Purchases of short-term investments	(3,494)	(11,825)
Maturities of short-term investments	14,114	11,247
Sales of assets	1,181	575
Other	137	230

Cash used for investment	(243,308)	(37,254)

Cash provided by (used for) financing
Issuances of long-term debt	75,000	300,000
Payments of long-term debt	(93,750)	(323,683)
Payments of deferred financing costs	(160)	(11,613)
Proceeds from exercise of warrants	284,785	—
Payments of special dividend	(47,916)	—
Other	(2,000)	(3,072)

Cash provided by (used for) financing	215,959	(38,368)

Increase in cash and cash equivalents	69,430	58,669

Balance at beginning of the period	166,833	69,393

Balance at end of the period	$236,263	$128,062

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Income

(unaudited, dollars in thousands)

	Three Months Ended June 30
	2011	2010
Sales
Trade	$592,784	$511,012
Related parties	10,351	10,549

	603,135	521,561

Costs and expenses
Materials, labor, and other operating expenses	485,001	419,594
Fiber costs from related parties	4,383	5,168
Depreciation, amortization, and depletion	36,090	32,267
Selling and distribution expenses	29,483	14,254
General and administrative expenses	14,622	12,569
Other (income) expense, net	(813)	(445)

	568,766	483,407

Income from operations	34,369	38,154

Foreign exchange gain (loss)	55	(323)
Loss on extinguishment of debt	—	(28)
Interest expense	(16,072)	(16,178)
Interest income	74	61

	(15,943)	(16,468)

Income before income taxes	18,426	21,686
Income tax provision	(6,529)	(8,371)

Net income	$11,897	$13,315

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Income

(unaudited, dollars in thousands)

	Six Months Ended June 30
	2011	2010
Sales
Trade	$1,153,104	$996,863
Related parties	18,794	18,803

	1,171,898	1,015,666

Costs and expenses
Materials, labor, and other operating expenses	934,071	828,079
Fiber costs from related parties	8,823	14,999
Depreciation, amortization, and depletion	70,064	64,398
Selling and distribution expenses	48,856	27,988
General and administrative expenses	27,319	24,028
Other (income) expense, net	264	(620)

	1,089,397	958,872

Income from operations	82,501	56,794

Foreign exchange gain	187	364
Loss on extinguishment of debt	—	(22,225)
Interest expense	(32,439)	(32,652)
Interest income	152	98

	(32,100)	(54,415)

Income before income taxes	50,401	2,379
Income tax provision	(19,810)	(913)

Net income	$30,591	$1,466

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets

(unaudited, dollars in thousands)

	June 30, 2011	December 31, 2010
ASSETS

Current
Cash and cash equivalents	$236,263	$166,833
Short-term investments	—	10,621
Receivables
Trade, less allowances of $879 and $603	228,631	188,589
Other	7,629	3,839
Inventories	271,759	261,471
Deferred income taxes	19,473	16,658
Prepaid and other	12,568	5,214

	776,323	653,225

Property
Property and equipment, net	1,213,357	1,199,035
Fiber farms and deposits	19,373	18,285

	1,232,730	1,217,320

Deferred financing costs	27,534	30,396
Goodwill	103,280	—
Intangible assets, net	99,129	29,605
Other assets	8,414	8,444

Total assets	$2,247,410	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Balance Sheets (continued)

(unaudited, dollars in thousands)

	June 30, 2011	December 31, 2010
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$76,563	$43,750
Income taxes payable	311	82
Accounts payable	194,294	179,214
Accrued liabilities
Compensation and benefits	55,386	54,574
Interest payable	10,525	10,535
Other	18,146	16,123

	355,225	304,278

Debt
Long-term debt, less current portion	686,518	738,081

Other
Deferred income taxes	132,579	79,451
Compensation and benefits	100,554	121,318
Other long-term liabilities	49,205	40,530

	282,338	241,299

Commitments and contingent liabilities

Capital
Business unit equity	923,329	655,332

Total liabilities and capital	$2,247,410	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC

Consolidated Statements of Cash Flows

(unaudited, dollars in thousands)

	Six Months Ended June 30
	2011	2010
Cash provided by (used for) operations
Net income	$30,591	$1,466
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	73,188	68,864
Share-based compensation expense	1,771	1,834
Pension expense	6,096	4,830
Deferred income taxes	17,182	907
Change in fair value of energy derivatives	(684)	617
Other	982	(277)
Loss on extinguishment of debt	—	22,225
Decrease (increase) in working capital, net of acquisitions
Receivables	(11,060)	37,899
Inventories	8,640	(5,347)
Prepaid expenses	(3,326)	1,503
Accounts payable and accrued liabilities	(4,505)	6,352
Current and deferred income taxes	690	(492)
Pension payments	(25,512)	(5,824)
Other	2,726	(266)

Cash provided by operations	96,779	134,291

Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	(201,509)	—
Expenditures for property and equipment	(53,737)	(37,481)
Purchases of short-term investments	(3,494)	(11,825)
Maturities of short-term investments	14,114	11,247
Sales of assets	1,181	575
Other	137	230

Cash used for investment	(243,308)	(37,254)

Cash provided by (used for) financing
Issuances of long-term debt	75,000	300,000
Payments of long-term debt	(93,750)	(323,683)
Payments of deferred financing costs	(160)	(11,613)
Proceeds from Boise Inc., net	236,869	—
Other	(2,000)	(3,072)

Cash provided by (used for) financing	215,959	(38,368)

Increase in cash and cash equivalents	69,430	58,669

Balance at beginning of the period	166,833	69,393

Balance at end of the period	$236,263	$128,062

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

The following sets forth our operating structure:

As of June 30, 2011, we had approximately 5,000 employees. Approximately 53% of these employees worked pursuant to collective bargaining agreements. During second quarter 2011, we ratified agreements with labor unions at four of our five paper mills and one container plant, with terms ranging from 4 to 8 years. The four paper mills affected include Jackson, Alabama; DeRidder, Louisiana; International Falls, Minnesota; and Wallula, Washington. As a result, only a small number of our employees, approximately 7%, work pursuant to collective bargaining agreements that have expired or will expire within one year. Approximately 11% of our employees work pursuant to agreements that have expired or will expire within the next three years.

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

2. Acquisition of Tharco Packaging, Inc.

On March 1, 2011, our wholly owned subsidiary Boise Paper Holdings acquired 100% of the outstanding stock of Tharco Packaging, Inc. (Tharco) for a preliminary purchase price of $200.8 million plus or minus working capital adjustments (the Tharco Acquisition). We financed the acquisition with existing cash and $75 million in borrowings on our revolving credit facility, which is discussed further in Note 11, Debt. The acquisition expands and diversifies our presence in packaging markets; extends our geographical reach from the Pacific Northwest to California, Colorado, Arizona, and Georgia; and will increase our containerboard integration from approximately 70% to approximately 85%.

Our purchase price allocation is preliminary. Once fair values are finalized, we may have changes to the amounts we have included in our preliminary allocation. The stock purchase agreement provides for, among other terms, (1) an adjustment to the purchase price based on a final working capital true-up and (2) indemnification provisions for claims that may arise, including other third-party claims.

The following table summarizes our preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the Tharco Acquisition (dollars in thousands):

March 1, 2011 Fair Value

Current assets (a)	$53,889
Property and equipment (b)	27,505
Intangible assets (c):
Customer relationships	61,200
Trademarks and trade name	10,900
Noncompete agreement	300
Goodwill (d)	103,280
Other long-term assets	476

Assets acquired	257,550

Current liabilities	21,625
Deferred tax liability	32,374
Unfavorable leases	2,583
Other long-term liabilities	136

Liabilities assumed	56,718

Net assets acquired	$200,832

(a)	Includes $29.6 million of receivables and $20.7 million of inventories.

(b)	We are depreciating the property and equipment acquired on a straight-line basis over their estimated remaining lives, which range from one to 20 years.

(c)	We are amortizing the intangible assets on a straight-line basis over the following (in years):

Customer relationships	17
Trademarks and trade name	15
Noncompete agreement	2

(d)	The Tharco Acquisition resulted in $103.3 million of goodwill, which we recorded in our Packaging segment. Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill recognized in the transaction is not deductible for income tax purposes. However, we assumed $12.9 million of goodwill in the transaction that Tharco had been amortizing in connection with previous acquisitions, which we will continue to amortize and deduct for income tax purposes.

We expensed $0.7 million of costs related to the Tharco Acquisition for legal, professional, and advisory services during the six months ended June 30, 2011. All costs were expensed as incurred and recorded in “Other (income) expense, net” in our Consolidated Statement of Income.

The six months ended June 30, 2011, included $92.8 million of net sales and $1.7 million of operating income from Tharco’s operations. Tharco’s operating income was negatively affected by $2.2 million of expense related to the inventory purchase price adjustments that were recognized in March 2011. These results are included in our Packaging segment.

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

	Pro Forma
	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Sales	$1,213,549	$2,355,737
Net income (a)	31,434	67,647
Net income per share—diluted	0.31	0.80

(a)	The June 30, 2011, pro forma financial information was adjusted to exclude $2.2 million of expense related to inventory purchase price adjustments and $3.4 million of expenses for legal, accounting, and other advisory-related services incurred by us, including costs incurred by Tharco prior to closing on March 1, 2011. The December 31, 2010, pro forma financial information was adjusted to include these charges. Pro forma net income for the year ended December 31, 2010, includes $22.2 million of noncash expense associated with refinancing our debt in 2010.

3. Net Income Per Common Share

For the three and six months ended June 30, 2011 and 2010, net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Boise Inc.’s basic and diluted net income per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income	$11,897	$13,310	$30,591	$625

Weighted average number of common shares for basic net income per share (a)	106,754	80,624	93,928	80,214
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a) (b)	2,513	—	4,464	—
Stock options	5	—	4	—
Restricted stock and restricted stock units	2,500	3,469	2,721	3,929

Weighted average number of shares for diluted net income per share	111,772	84,093	101,117	84,143

Net income per share:

Basic	$0.11	$0.17	$0.33	$0.01

Diluted (b)	$0.11	$0.16	$0.30	$0.01

(a)	During second quarter 2011, 40.3 million warrants were exercised, resulting in the issuance of 38.4 million additional common shares. For the three and six months ended June 30, 2011, the exercise added 25.3 million and 12.7 million, respectively, to the number of weighted average shares included in basic net income per share and an incremental 2.5 million and 4.5 million, respectively, to the weighted average diluted net income per share for the period the warrants were outstanding. Unexercised warrants expired on June 20, 2011.

(b)	For the three and six months ended June 30, 2010, warrants to purchase 44.4 million shares of common stock, which are accounted for under the treasury stock method, were not included in the computation of diluted net income per share, because the exercise price exceeded the average market price of our common stock.

Net income per common share is not applicable to BZ Intermediate, because it does not have common shares.

4. Income Taxes

For the three and six months ended June 30, 2011, Boise Inc. and BZ Intermediate recorded $6.5 million and $19.8 million of income tax expense, respectively. For the three and six months ended June 30, 2011, Boise Inc’s and BZ Intermediate’s effective tax rates were 35.4% and 39.3%, respectively, and in both periods, the primary reasons for the difference from the federal statutory income tax rate of 35.0% were the effects of state income taxes and discrete tax items.

For the three and six months ended June 30, 2010, Boise Inc. recorded $8.4 million and $1.8 million of income tax expense, respectively. For the three months ended June 30, 2010, Boise Inc.’s effective tax rate was 38.6%, and the primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes and discrete tax items. For the six months ended June 30, 2010, Boise Inc.’s effective tax rate was not meaningful as a result of discrete tax items.

For the three and six months ended June 30, 2010, BZ Intermediate recorded $8.4 million and $0.9 million of income tax expense, respectively. For the three and six months ended June 30, 2010, BZ Intermediate’s effective tax rates were 38.6% and 38.4%, respectively, and the primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes.

Uncertain Income Tax Positions

Both Boise Inc. and BZ Intermediate recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Income. Interest expense related to uncertain tax positions was nominal for the six months ended June 30, 2011 and 2010. We did not record any penalties associated with our uncertain tax positions during the six months ended June 30, 2011 and 2010.

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

During the six months ended June 30, 2011, payments made for taxes, net of refunds received, were $1.7 million, and during the six months ended June 30, 2010, refunds received for taxes, net of payments made, were $0.1 million.

5. Transactions With Related Parties

For the period of February 22, 2008, through early March 2010, Boise Cascade Holdings, L.L.C. (Boise Cascade) held a significant equity interest in us, and our transactions with Boise Cascade were recorded as related-party transactions. In early March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party. As a result, beginning in March 2010, transactions (discussed below) of Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our Consolidated Financial Statements.

Related-Party Sales

LTP is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. At both June 30, 2011, and December 31, 2010, the carrying amounts of LTP’s assets and liabilities on our Consolidated Balance Sheets were $3.2 million and $2.1 million, and they related primarily to noninventory working capital items. During the three and six months ended June 30, 2011, we recorded $10.3 million and $18.8 million, respectively, of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income and approximately the same amount in expenses. During the three and six months ended June 30, 2010, we recorded $10.5 million and $16.2 million, respectively, of LTP sales to Boise Cascade in “Sales, Related parties” in the Consolidated Statements of Income and approximately the same amount of expenses in “Materials, labor, and other operating expenses.” The sales were at prices designed to approximate market prices.

We have an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2013. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. During the six months ended June 30, 2010, we recorded $2.3 million of revenues in “Sales, Related parties” in our Consolidated Statements of Income. We also provide transportation services to Boise Cascade at our cost. During the six months ended June 30, 2010, the costs and revenues associated with our transportation services to Boise Cascade were $0.3 million.

Related-Party Costs and Expenses

During the three and six months ended June 30, 2011, fiber purchases from related parties were $4.4 million and $8.8 million, respectively, and during the three and six months ended June 30, 2010, fiber purchases from related parties were $5.2 million and $15.0 million, respectively. In 2011, most of these purchases related to chip and log purchases by LTP from Boise Cascade’s wood products business. In 2010, the purchases included both direct chip and log purchases from Boise Cascade while they were a related party and LTP’s purchases from Boise Cascade. All of the costs associated with these purchases were recorded as “Fiber costs from related parties” in the Consolidated Statements of Income. Fiber purchases from Boise Cascade subsequent to February 2010 are recorded as “Materials, labor, and other operating expenses” in the Consolidated Statements of Income.

6. Leases

We lease our distribution centers, as well as other property and equipment, under operating leases including facilities and equipment acquired in the Tharco Acquisition. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. We had an insignificant amount of sublease rental income in the periods presented below. Accordingly, our future minimum lease payment requirements have not been reduced by sublease rental income. Rental expense for operating leases is as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Rental expense	$6,522	$3,803	$11,127	$7,530

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are as follows (dollars in thousands):

	Remaining 2011	2012	2013	2014	2015	2016 & Thereafter

Minimum payment	$10,425	$20,539	$16,441	$12,485	$10,175	$18,731

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately five years, with fixed payment terms similar to those in the original lease agreements.

7. Concentrations of Risk

Sales to OfficeMax represent a concentration in the volume of business transacted and in revenue generated from those transactions. Sales to OfficeMax were $118.0 million and $244.4 million, respectively, during the three and six months ended June 30, 2011, representing 20% and 21% of total sales for those periods. During the three and six months ended June 30, 2010, sales to OfficeMax were $126.7 million and $254.9 million, respectively, representing 24% and 25% of total sales for those periods. At June 30, 2011, and December 31, 2010, we had $34.2 million and $30.3 million, respectively, of accounts receivable due from OfficeMax. Pursuant to an agreement entered into in June 2011, we expect OfficeMax to continue to represent a concentration of our revenues and transacted business.

8. Inventories

The majority of our inventories are valued at the lower of cost or market, where cost is based on the average cost method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Other inventories are valued at the lower of either standard cost, which approximates cost based on actual first-in, first-out usage pattern, or market.

Inventories include the following (dollars in thousands):

	June 30, 2011	December 31, 2010

Finished goods	$130,829	$123,329
Work in process	34,295	34,906
Fiber	34,073	36,166
Other raw materials and supplies	72,562	67,070

	$271,759	$261,471

9. Property and Equipment

Property and equipment consist of the following asset classes (dollars in thousands):

	June 30, 2011	December 31, 2010

Land	$31,845	$31,875
Buildings and improvements	227,715	219,345
Machinery and equipment	1,317,513	1,260,265
Construction in progress	38,708	27,667

	1,615,781	1,539,152
Less accumulated depreciation	(402,424)	(340,117)

	$1,213,357	$1,199,035

Depreciation expense during the three and six months ended June 30, 2011, was $32.4 million and $63.7 million, respectively, and during the three and six months ended June 30, 2010, was $29.8 million and $59.6 million, respectively.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2011, we had $103.3 million of goodwill recorded on our Consolidated Balance Sheet, all of which was recorded in connection with the Tharco Acquisition in our Packaging segment. For further information regarding the Tharco Acquisition, see Note 2, Acquisition of Tharco Packaging, Inc. At June 30, 2011, the net carrying amount of intangible assets with indefinite lives, which represents the trade names and trademarks acquired from Boise Cascade, L.L.C., in 2008, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets amortize based on their estimated useful lives.

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

The following table sets forth our intangible asset amortization for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Intangible asset amortization	$1,797	$689	$2,876	$1,377

Our estimated future amortization expense for the remainder of 2011 and each of the next five years is as follows (dollars in thousands):

	Remaining 2011	2012	2013	2014	2015	2016

Amortization expense	$3,626	$7,241	$5,971	$5,717	$5,717	$5,717

The gross carrying amount, accumulated amortization, and net carrying amount of our intangible assets at June 30, 2011, and December 31, 2010, were as follows (dollars in thousands):

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$74,900	$(5,767)	$69,133
Trademarks and trade names	27,700	(249)	27,451
Technology and other	6,895	(4,601)	2,295
Noncompete agreements	300	(50)	250

	$109,795	$(10,667)	$99,129

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(3,882)	9,818
Technology and other	6,895	(3,908)	2,987

	$37,395	$(7,790)	$29,605

11. Debt

At June 30, 2011, and December 31, 2010, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	Interest Rate	Amount	Interest Rate

Revolving credit facility, due 2013	$—	—%	$—	—%
Tranche A term loan, due 2013	163,081	2.94	181,831	3.06
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Current portion of long-term debt	(76,563)	2.94	(43,750)	3.06

Long-term debt, less current portion	686,518	7.80	738,081	7.48
Current portion of long-term debt	76,563	2.94	43,750	3.06

	$763,081	7.31%	$781,831	7.24%

As of June 30, 2011, Boise Inc.’s and BZ Intermediate’s debt consisted of the following:

•

The Revolving Credit Facility: A five-year nonamortizing $250.0 million senior secured revolving credit facility with interest at either the London Interbank Offered Rate (LIBOR) plus an applicable margin, which is currently 275 basis points, or a calculated base rate plus an applicable margin, which is currently 175 basis points (collectively with the Tranche A term loan facility, the Amended Credit Facilities).

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

In addition to paying interest, we pay a commitment fee to the lenders under the Revolving Credit Facility at a rate of 0.375% per annum (which shall be increased to 0.50% when the leverage ratio is more than 2.25:1.00) times the daily average undrawn portion of the Revolving Credit Facility (reduced by the amount of letters of credit issued and outstanding). We also pay letter of credit fees of 275 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

The borrowings under the Revolving Credit Facility ranged from a low of zero to a high of $75.0 million during the six months ended June 30, 2011. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the six months ended June 30, 2011, was $22.7 million. At June 30, 2011, we had availability of $243.7 million, which is net of outstanding letters of credit of $6.3 million.

The Amended Credit Facilities and the senior note agreements contain certain restrictions relating to dividend payments, capital expenditures, financial ratios, guarantees, and the incurrence of additional indebtedness, which are discussed in Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K.

Other Provisions

Subject to specified exceptions, the Amended Credit Facilities require that the proceeds from certain asset sales, casualty insurance, and certain debt issuances be used to pay down outstanding borrowings. As of June 30, 2011, required debt principal repayments were as follows (dollars in thousands):

	Remaining 2011	2012	2013	2014-2016	Thereafter

Required debt principal repayments	$25,000	$129,688	$8,393	$—	$600,000

Other

At June 30, 2011, and December 31, 2010, we had $27.5 million and $30.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. For the three and six months ended June 30, 2011, we recorded $1.5 million and $3.0 million, respectively, of amortization expense in “Interest expense” in our Consolidated Statements of Income, and for the three and six months ended June 30, 2010, we recorded $1.5 million and $3.8 million, respectively.

For the six months ended June 30, 2011 and 2010, cash payments for interest were $29.4 million and $21.8 million, respectively.

12. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk related to natural gas purchases and, to a lesser extent, interest rate risk. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

With the exception of the Amended Credit Facilities, our debt is fixed-rate debt. At June 30, 2011, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $657.0 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt.

During first quarter 2011, we liquidated our certificates of deposit portfolio and recognized an insignificant loss upon liquidation. At December 31, 2010, the fair value of the certificates of deposit was $10.6 million, and they were valued using third-party valuations based on quoted market prices.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At June 30, 2011, these derivatives included caps, call spreads, swaps, and three-way collars. We have elected to account for these instruments as economic hedges. As of June 30, 2011, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	July 2011 Through October 2011	November 2011 Through March 2012	April 2012 Through October 2013

Approximate percent hedged	45%	43%	38%

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

Fair Values of Derivative Instruments

At June 30, 2011, and December 31, 2010, the fair value of our financial instruments was determined based on applicable interest rates such as LIBOR, interest rate curves, and New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. Interest rate contracts and energy derivatives were valued using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs.

The fair value of our derivative instruments as of June 30, 2011, and December 31, 2010, was as follows (dollars in thousands):

	Level 2: Significant Other Observable Inputs
	Assets		Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Derivatives not designated as hedging instruments Energy derivatives (a)	$—	$—	$1,372	$2,056

Total derivatives not designated as hedging instruments	—	—	1,372	2,056

Total derivatives	$—	$—	$1,372	$2,056

(a)	Recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

Derivatives Not Designated as Hedging Instruments

The effects of derivative instruments not designated as hedging instruments in our Consolidated Statements of Income were as follows (dollars in thousands):

		Three Months Ended June 30		Six Months Ended June 30
Derivative	Location of Gain (Loss) Recognized in Income on Derivatives	2011	2010	2011	2010

Interest rate contracts	Interest expense	$—	$(13)	$—	$(42)
Energy derivatives	Materials, labor, and other operating expenses	(58)	2,713	684	(617)

		$(58)	$2,700	$684	$(659)

13. Retirement and Benefit Plans

The components of net periodic pension benefit costs are as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Service cost	$1,140	$1,192	$2,478	$2,700
Interest cost	6,402	6,309	12,811	12,655
Expected return on plan assets	(6,125)	(5,790)	(12,223)	(11,669)
Amortization of actuarial loss	1,395	440	2,784	895
Amortization of prior service costs and other	12	13	25	26

Company-sponsored plans	2,824	2,164	5,875	4,607
Multiemployer plans	103	98	221	223

Net periodic benefit cost	$2,927	$2,262	$6,096	$4,830

Our funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we determine to be appropriate considering the funded status of the plan, tax deductibility, our cash flows from operations, and other factors. During the six months ended June 30, 2011, we contributed $25.5 million to our plans, which exceeds our 2011 estimated pension contribution requirements.

14. Stockholders’ Equity and Capital

Warrants. During second quarter 2011, Boise Inc. warrant holders exercised 40.3 million warrants, resulting in the issuance of 38.4 million additional common shares. There were approximately 4.0 million unexercised warrants on June 20, 2011, when the warrants expired. During 2011, we received cash proceeds of approximately $284.8 million, which primarily increased “Additional paid-in capital” on our Consolidated Balance Sheet at June 30, 2011, compared with December 31, 2010.

Special Dividend. On May 13, 2011, we paid a special cash dividend of $0.40 per share to Boise Inc. shareholders of record at the close of business on May 4, 2011. The total payout was approximately $47.9 million.

Share-based Compensation

Under the Boise Inc. Incentive and Performance Plan (the Plan), the compensation committee of our board of directors has the ability to authorize the grant of restricted stock, restricted stock units, performance awards payable in stock upon the attainment of specified performance goals, stock options, and other stock- and cash-based awards. Awards granted under the Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the Plan are from our authorized but unissued shares. A detailed discussion of previous grants made under the Plan is presented in Note 14, Stockholders’ Equity and Capital, of the Notes to Consolidated Financial

Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K. The discussion below focuses on material activity from January through June 30, 2011.

Share-based compensation costs in BZ Intermediate’s financial statements represent expenses for restricted stock of Boise Inc., which have been pushed down to BZ Intermediate for accounting purposes.

March 15, 2011, Equity Grants. Pursuant to the Plan, on March 15, 2011, we granted a combination of restricted stock, restricted stock units, stock options, and performance units to our directors and key employees as noted below. The 2011 restricted stock and performance unit awards are eligible to participate in dividends, which we accrue to be paid upon the vesting of those awards.

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

The fair value of the stock options granted on March 15, 2011, was $4.21. We calculated the fair value using a Black-Scholes-Merton option-pricing model based on the market price of our common stock at the grant date and the assumptions specific to the underlying options. We based the expected volatility assumption on our historic stock performance and the volatility of related industry stocks. As this is our first issuance of stock options and our equity shares have been traded for a relatively short period of time, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life. Therefore, we used the “simplified method” defined in SEC Staff Accounting Bulletin (SAB) No. 107 to determine the expected life assumption for the options. We based the risk-free interest rate upon yields of U.S. Treasury issues with terms similar to the expected life of the options.

The following table presents the assumptions used to calculate the fair value of stock options:

Black-Scholes-Merton assumptions:
Expected volatility	47.85%
Expected life (years)	6.25
Risk-free interest rate	2.48%
Expected dividend yield	—

Performance Unit Awards. We granted members of management approximately 200,000 performance units, subject to adjustment based on the achievement of defined percentages of the two-year average return on net operating assets (RONOA). Because the RONOA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of awards expected to vest. If the RONOA performance criteria are met, 50% of the performance units will vest on March 15, 2013, and the remaining 50% will vest on March 17, 2014. Any shares not vested on or before March 17, 2014, will be forfeited. We based the fair value of this award on the closing market price of our common stock on the grant date, and we record compensation expense over the awards’ vesting periods.

Special Equity Award in Lieu of Special Dividend. In 2010, we declared a special cash dividend payable on December 3, 2010, to shareholders of record on November 17, 2010. On the record date, the executive officers held unvested restricted stock that, pursuant to the terms of their award agreements, did not accrue dividends. In February 2011, we approved a special equity award to our executive officers to align management and shareholder interests regarding dividend strategy. We awarded approximately

67,000 shares of restricted stock and approximately 27,000 restricted stock units to our executive officers, equivalent in value to the dividends the officer would have received on his or her restricted stock held as of the record date. These awards will vest on March 15, 2012. We calculated the number of shares awarded to each officer by using the company’s share price on February 28, 2011 (for restricted stock vesting on that date) or March 15, 2011 (for remaining restricted stock). We based the fair value of this award on the closing market price of our common stock on the grant date, and we record compensation expense on a straight-line basis over the awards’ vesting periods.

Compensation expense. Total recognized share-based compensation expense related to restricted stock, performance units, and stock options, net of estimated forfeitures, for the three and six months ended June 30, 2011 and 2010, is as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011 (a)	2010 (a)	2011 (a)	2010 (a)

Restricted stock and performance units	$1,007	$940	$1,615	$1,834
Stock options	116	—	156	—

Total share-based compensation expense	$1,123	$940	$1,771	$1,834

(a)	Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income.

The unrecognized compensation expense related to restricted stock and performance units was $4.6 million at June 30, 2011, and is expected to be recognized over a weighted average period of 1.8 years. The unrecognized compensation expense related to stock options was $1.2 million at June 30, 2011, and is expected to be recognized over a weighted average period of 2.7 years.

15. New and Recently Adopted Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, we will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is to be applied retrospectively and will be effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of ASU 2011-05 on our consolidated financial statements and associated disclosures; however, we do not believe the adoption of this guidance will have a material impact on our financial position and results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders’ equity in their consolidated financial statements as that provided in the International Accounting Standards Board’s new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that results from applying the ASU to quantify the total effect, if practicable. We are currently evaluating the impact that ASU 2011-04 will have on our financial statement disclosures.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The ASU states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the ASU expands the supplemental pro forma disclosures under FASB Accounting Standards Codification (ASC) 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted this guidance on January 1, 2011, and the adoption did not have a material impact on our financial position or results of operations. See Note 2, Acquisition of Tharco Packaging, Inc., for our pro forma disclosures.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU amends FASB ASC 820, Fair Value Measurements and Disclosures, to require reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. We adopted this guidance on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations. The detailed Level 3 roll-forward disclosures were effective January 1, 2011. The Level 3 roll-forward disclosures did not have a material impact on our financial position or results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

16. Comprehensive Income

Comprehensive income includes the following (dollars in thousands):

	Boise Inc.
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income	$11,897	$13,310	$30,591	$625
Other comprehensive income, net of tax:
Cash flow hedges	—	—	—	259
Unfunded accumulated benefit obligation	861	255	1,716	519
Unrealized gains (losses) on short-term investments	20	2	(1)	5

Comprehensive income	$12,778	$13,567	$32,306	$1,408

	BZ Intermediate Holdings LLC
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income	$11,897	$13,315	$30,591	$1,466
Other comprehensive income, net of tax:
Cash flow hedges	—	—	—	259
Unfunded accumulated benefit obligation	861	255	1,716	519
Unrealized gains (losses) on short-term investments	20	2	(1)	5

Comprehensive income	$12,778	$13,572	$32,306	$2,249

17. Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K. As discussed in Note 2, Acquisition of Tharco Packaging, Inc., we acquired $257.6 million of assets as part of the Tharco Acquisition on March 1, 2011. Tharco is included in the Packaging segment.

Segment operating results for Boise Inc. and BZ Intermediate are identical for all periods presented, except for insignificant differences in their income tax provisions. See below for a reconciliation of Boise Inc. and BZ Intermediate’s net income to EBITDA.

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before		Depreciation, Amortization,	EBITDA (c)
Three Months Ended June 30, 2011	Trade	Related Parties	Inter- segment	Total	Income Taxes		and Depletion

Paper	$353.2	$—	$17.9	$371.1	$13.1		$22.4	$35.5
Packaging	231.9	10.3	1.1	243.3	27.5		12.8	40.3
Corporate and Other	7.7	—	8.9	16.6	(6.2)		0.9	(5.3)

	592.8	10.3	27.9	631.0	34.4		36.1	70.5

Intersegment eliminations	—	—	(27.9)	(27.9)	—		—	—
Interest expense	—	—	—	—	(16.1)		—	—
Interest income	—	—	—	—	0.1		—	—

	$592.8	$10.3	$—	$603.1	$18.4		$36.1	$70.5

	Sales				Income (Loss) Before		Depreciation, Amortization,	EBITDA (c)
Three Months Ended June 30, 2010	Trade	Related Parties	Inter- segment	Total	Income Taxes		and Depletion

Paper	$348.5	$—	$15.7	$364.2	$25.7	(b)	$21.7	$47.4	(b)
Packaging	155.0	10.5	0.6	166.2	17.1	(b)	9.6	26.7	(b)
Corporate and Other	7.5	—	8.9	16.4	(5.0)		1.0	(4.0)

	511.0	10.5	25.2	546.8	37.8		32.3	70.1

Intersegment eliminations	—	—	(25.2)	(25.2)	—		—	—
Interest expense	—	—	—	—	(16.2)		—	—
Interest income	—	—	—	—	0.1		—	—

	$511.0	$10.5	$—	$521.6	$21.7		$32.3	$70.1

Six Months Ended June 30, 2011	Sales				Income (Loss) Before		Depreciation, Amortization,	EBITDA (c)
	Trade	Related Parties	Inter- segment	Total	Income Taxes		and Depletion

Paper	$711.9	$—	$34.3	$746.2	$54.2		$44.4	$98.5
Packaging	426.3	18.8	1.6	446.7	41.1	(a)	23.8	64.9	(a)
Corporate and Other	14.9	—	17.9	32.8	(12.6)		1.9	(10.7)

	1,153.1	18.8	53.8	1,225.7	82.7		70.1	152.8

Intersegment eliminations	—	—	(53.8)	(53.8)	—		—	—
Interest expense	—	—	—	—	(32.4)		—	—
Interest income	—	—	—	—	0.2		—	—

	$1,153.1	$18.8	$—	$1,171.9	$50.4		$70.1	$152.8

Six Months Ended June 30, 2010	Sales				Income (Loss) Before		Depreciation, Amortization,	EBITDA (c)
	Trade	Related Parties	Inter- segment	Total	Income Taxes		and Depletion

Paper	$687.8	$—	$29.9	$717.7	$55.7		$43.2	$98.8
Packaging	296.9	16.2	1.2	314.3	11.3		19.3	30.6
Corporate and Other	12.2	2.6	18.2	33.0	(9.8)		1.9	(7.9)

	996.9	18.8	49.3	1,065.0	57.2		64.4	121.5

Intersegment eliminations	—	—	(49.3)	(49.3)	—		—	—
Loss on extinguishment of debt	—	—	—	—	(22.2	)(b)	—	(22.2	)(b)
Interest expense	—	—	—	—	(32.7)		—	—
Interest income	—	—	—	—	0.1		—	—

	$996.9	$18.8	$—	$1,015.7	$2.4		$64.4	$99.3

(a)	The six months ended June 30, 2011, included $2.2 million of expense related to inventory purchase price accounting adjustments.

(b)	The three months ended June 30, 2010, included $2.7 million of income related to the change in fair value of energy hedges, of which $2.3 million was recorded in the Paper segment and $0.4 million was recorded in the Packaging segment.

The six months ended June 30, 2010, included $22.2 million of noncash expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(c)	EBITDA represents income before interest (interest expense and interest income), income tax provision, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income, income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA (dollars in millions):

	Boise Inc.
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income	$11.9	$13.3	$30.6	$0.6
Interest expense	16.1	16.2	32.4	32.7
Interest income	(0.1)	(0.1)	(0.2)	(0.1)
Income tax provision	6.5	8.4	19.8	1.8
Depreciation, amortization, and depletion	36.1	32.3	70.1	64.4

EBITDA	$70.5	$70.1	$152.8	$99.3

	BZ Intermediate Holdings LLC
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income	$11.9	$13.3	$30.6	$1.5
Interest expense	16.1	16.2	32.4	32.7
Interest income	(0.1)	(0.1)	(0.2)	(0.1)
Income tax provision	6.5	8.4	19.8	0.9
Depreciation, amortization, and depletion	36.1	32.3	70.1	64.4

EBITDA	$70.5	$70.1	$152.8	$99.3

18. Commitments, Guarantees, and Legal Proceedings

Commitments

We have financial commitments for leases and long-term debt that are disclosed in Note 6, Leases, and Note 11, Debt. We are party to a number of wood fiber and utilities contracts that are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities. At June 30, 2011, there have been no material changes to our commitments outside of the normal course of business, except as disclosed in Note 2, Acquisition of Tharco Packaging, Inc.

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

19. Subsequent Event

In August, Boise Inc.’s board of directors authorized a program, effective immediately, to repurchase up to $75 million of Boise’s outstanding common stock. The timing and exact number of shares actually repurchased will be affected by several factors, including legal and regulatory requirements and changes in the market price of Boise Inc. stock. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the board’s discretion.

20. Consolidating Guarantor and Nonguarantor Financial Information

Our 9% and 8% senior notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each of its existing and future subsidiaries (other than: (i) the co-issuers, Boise Paper Holdings, Boise Co-Issuer Company, and Boise Finance Company; (ii) Louisiana Timber Procurement Company, L.L.C.; and (iii) our foreign subsidiaries). The following consolidating financial statements present the results of operations, financial position, and cash flows of (i) BZ Intermediate Holdings LLC (parent); (ii) co-issuers; (iii) guarantor subsidiaries; (iv) nonguarantor subsidiaries; and (v) eliminations to arrive at the information on a consolidated basis. Other than the consolidated financial statements and footnotes for Boise Inc. and BZ Intermediate, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2011

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,688	$587,606	$1,490	$—	$592,784
Intercompany	—	—	—	23,060	(23,060)	—
Related parties	—	—	—	10,351	—	10,351

	—	3,688	587,606	34,901	(23,060)	603,135

Costs and expenses
Materials, labor, and other operating expenses	—	3,492	469,668	34,901	(23,060)	485,001
Fiber costs from related parties	—	—	4,383	—	—	4,383
Depreciation, amortization, and depletion	—	733	35,357	—	—	36,090
Selling and distribution expenses	—	—	29,425	58	—	29,483
General and administrative expenses	—	5,849	8,773	—	—	14,622
Other (income) expense, net	—	528	(1,276)	(65)	—	(813)

	—	10,602	546,330	34,894	(23,060)	568,766

Income (loss) from operations	—	(6,914)	41,276	7	—	34,369

Foreign exchange gain (loss)	—	(59)	114	—	—	55
Interest expense	—	(16,129)	57	—	—	(16,072)
Interest expense—intercompany	—	(49)	—	(4)	53	—
Interest income	—	72	2	—	—	74
Interest income—intercompany	—	4	49	—	(53)	—

	—	(16,161)	222	(4)	—	(15,943)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,075)	41,498	3	—	18,426
Income tax provision	—	(6,521)	(8)	—	—	(6,529)

Income (loss) before equity in net income (loss) of affiliates	—	(29,596)	41,490	3	—	11,897
Equity in net income (loss) of affiliates	11,897	41,493	—	—	(53,390)	—

Net income (loss)	$11,897	$11,897	$41,490	$3	$(53,390)	$11,897

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,557	$505,822	$1,633	$—	$511,012
Intercompany	—	—	—	27,625	(27,625)	—
Related parties	—	—	—	10,549	—	10,549

	—	3,557	505,822	39,807	(27,625)	521,561

Costs and expenses
Materials, labor, and other operating expenses	—	3,768	403,644	39,807	(27,625)	419,594
Fiber costs from related parties	—	—	5,168	—	—	5,168
Depreciation, amortization, and depletion	—	856	31,411	—	—	32,267
Selling and distribution expenses	—	—	14,198	56	—	14,254
General and administrative expenses	—	4,080	8,489	—	—	12,569
Other income	—	—	(415)	(30)	—	(445)

	—	8,704	462,495	39,833	(27,625)	483,407

Income (loss) from operations	—	(5,147)	43,327	(26)	—	38,154

Foreign exchange loss	—	(69)	(254)	—	—	(323)
Loss on extinguishment of debt	—	(28)	—	—	—	(28)
Interest expense	—	(16,178)	—	—	—	(16,178)
Interest expense—intercompany	—	(50)	—	(4)	54	—
Interest income	—	60	1	—	—	61
Interest income—intercompany	—	4	50	—	(54)	—

	—	(16,261)	(203)	(4)	—	(16,468)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(21,408)	43,124	(30)	—	21,686
Income tax provision	—	(8,370)	(1)	—	—	(8,371)

Income (loss) before equity in net income (loss) of affiliates	—	(29,778)	43,123	(30)	—	13,315
Equity in net income (loss) of affiliates	13,315	43,093	—	—	(56,408)	—

Net income (loss)	$13,315	$13,315	$43,123	$(30)	$(56,408)	$13,315

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2011

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$7,269	$1,143,063	$2,772	$—	$1,153,104
Intercompany	—	—	—	45,399	(45,399)	—
Related parties	—	—	—	18,794	—	18,794

	—	7,269	1,143,063	66,965	(45,399)	1,171,898

Costs and expenses
Materials, labor, and other operating expenses	—	6,900	905,604	66,966	(45,399)	934,071
Fiber costs from related parties	—	—	8,823	—	—	8,823
Depreciation, amortization, and depletion	—	1,536	68,528	—	—	70,064
Selling and distribution expenses	—	—	48,695	161	—	48,856
General and administrative expenses	—	11,343	15,976	—	—	27,319
Other (income) expense, net	—	1,413	(974)	(175)	—	264

	—	21,192	1,046,652	66,952	(45,399)	1,089,397

Income (loss) from operations	—	(13,923)	96,411	13	—	82,501

Foreign exchange gain (loss)	—	81	106	—	—	187
Interest expense	—	(32,439)	—	—	—	(32,439)
Interest expense—intercompany	—	(93)	—	(7)	100	—
Interest income	—	148	4	—	—	152
Interest income—intercompany	—	7	93	—	(100)	—

	—	(32,296)	203	(7)	—	(32,100)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(46,219)	96,614	6	—	50,401
Income tax provision	—	(19,754)	(56)	—	—	(19,810)

Income (loss) before equity in net income (loss) of affiliates	—	(65,973)	96,558	6	—	30,591
Equity in net income (loss) of affiliates	30,591	96,564	—	—	(127,155)	—

Net income (loss)	$30,591	$30,591	$96,558	$6	$(127,155)	$30,591

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$4,771	$989,267	$2,825	$—	$996,863
Intercompany	—	—	—	54,388	(54,388)	—
Related parties	—	2,364	332	16,107	—	18,803

	—	7,135	989,599	73,320	(54,388)	1,015,666

Costs and expenses
Materials, labor, and other operating expenses	—	7,200	801,947	73,320	(54,388)	828,079
Fiber costs from related parties	—	—	14,999	—	—	14,999
Depreciation, amortization, and depletion	—	1,680	62,718	—	—	64,398
Selling and distribution expenses	—	—	27,878	110	—	27,988
General and administrative expenses	—	9,394	14,634	—	—	24,028
Other (income) expense, net	—	17	(577)	(60)	—	(620)

	—	18,291	921,599	73,370	(54,388)	958,872

Income (loss) from operations	—	(11,156)	68,000	(50)	—	56,794

Foreign exchange gain	—	363	1	—	—	364
Loss on extinguishment of debt	—	(22,225)	—	—	—	(22,225)
Interest expense	—	(32,652)	—	—	—	(32,652)
Interest expense—intercompany	—	(99)	—	(8)	107	—
Interest income	—	95	3	—	—	98
Interest income—intercompany	—	8	99	—	(107)	—

	—	(54,510)	103	(8)	—	(54,415)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(65,666)	68,103	(58)	—	2,379
Income tax provision	—	(874)	(39)	—	—	(913)

Income (loss) before equity in net income (loss) of affiliates	—	(66,540)	68,064	(58)	—	1,466
Equity in net income (loss) of affiliates	1,466	68,006	—	—	(69,472)	—

Net income (loss)	$1,466	$1,466	$68,064	$(58)	$(69,472)	$1,466

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at June 30, 2011

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$230,769	$4,960	$534	$—	$236,263
Receivables
Trade, less allowances	—	1,235	226,087	1,309	—	228,631
Intercompany	—	—	—	1,372	(1,372)	—
Other	—	2,836	4,789	4	—	7,629
Inventories	—	4	271,755	—	—	271,759
Deferred income taxes	—	19,465	—	8	—	19,473
Prepaid and other	—	5,945	6,618	5	—	12,568

	—	260,254	514,209	3,232	(1,372)	776,323

Property
Property and equipment, net	—	5,793	1,207,564	—	—	1,213,357
Fiber farms and deposits	—	—	19,373	—	—	19,373

	—	5,793	1,226,937	—	—	1,232,730

Deferred financing costs	—	27,534	—	—	—	27,534
Goodwill	—	—	103,280	—	—	103,280
Intangible assets, net	—	—	99,129	—	—	99,129
Investments in affiliates	923,329	1,664,314	—	—	(2,587,643)	—
Other assets	—	5,360	3,054	—	—	8,414

Total assets	$923,329	$1,963,255	$1,946,609	$3,232	$(2,589,015)	$2,247,410

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at June 30, 2011 (continued)

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$76,563	$—	$—	$—	$76,563
Income taxes payable	—	(576)	885	2	—	311
Accounts payable
Trade	—	12,767	178,479	3,048	—	194,294
Intercompany	—	—	1,372	—	(1,372)	—
Accrued liabilities
Compensation and benefits	—	18,247	37,139	—	—	55,386
Interest payable	—	10,525	—	—	—	10,525
Other	—	1,572	16,408	166	—	18,146

	—	119,098	234,283	3,216	(1,372)	355,225

Debt
Long-term debt, less current portion	—	686,518	—	—	—	686,518

Other
Deferred income taxes	—	99,712	32,867	—	—	132,579
Compensation and benefits	—	100,452	102	—	—	100,554
Other long-term liabilities	—	34,146	15,059	—	—	49,205

	—	234,310	48,028	—	—	282,338

Commitments and contingent liabilities

Capital
Business unit equity	923,329	923,329	1,664,298	16	(2,587,643)	923,329

Total liabilities and capital	$923,329	$1,963,255	$1,946,609	$3,232	$(2,589,015)	$2,247,410

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$166,410	$6	$417	$—	$166,833
Short-term investments	—	10,621	—	—	—	10,621
Receivables
Trade, less allowances	—	1,004	187,502	83	—	188,589
Intercompany	—	—	2	1,634	(1,636)	—
Other	—	331	3,504	4	—	3,839
Inventories	—	15	261,456	—	—	261,471
Deferred income taxes	—	16,651	—	7	—	16,658
Prepaid and other	—	4,697	517	—	—	5,214

	—	199,729	452,987	2,145	(1,636)	653,225

Property
Property and equipment, net	—	5,952	1,193,083	—	—	1,199,035
Fiber farms and deposits	—	—	18,285	—	—	18,285

	—	5,952	1,211,368	—	—	1,217,320

Deferred financing costs	—	30,396	—	—	—	30,396
Intangible assets, net	—	—	29,605	—	—	29,605
Investments in affiliates	655,332	1,479,253	—	—	(2,134,585)	—
Other assets	—	5,175	3,269	—	—	8,444

Total assets	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Balance Sheets at December 31, 2010 (continued)

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$43,750	$—	$—	$—	$43,750
Income taxes payable	—	(818)	898	2	—	82
Accounts payable
Trade	—	13,513	163,710	1,991	—	179,214
Intercompany	—	2	1,634	—	(1,636)	—
Accrued liabilities
Compensation and benefits	—	23,081	31,493	—	—	54,574
Interest payable	—	10,535	—	—	—	10,535
Other	—	5,336	10,645	142	—	16,123

	—	95,399	208,380	2,135	(1,636)	304,278

Debt
Long-term debt, less current portion	—	738,081	—	—	—	738,081

Other
Deferred income taxes	—	78,959	492	—	—	79,451
Compensation and benefits	—	121,318	—	—	—	121,318
Other long-term liabilities	—	31,416	9,114	—	—	40,530

	—	231,693	9,606	—	—	241,299

Commitments and contingent liabilities

Capital
Business unit equity	655,332	655,332	1,479,243	10	(2,134,585)	655,332

Total liabilities and capital	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2011

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used for) operations
Net income (loss)	$30,591	$30,591	$96,558	$6	$(127,155)	$30,591
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(30,591)	(96,564)	—	—	127,155	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	4,660	68,528	—	—	73,188
Share-based compensation expense	—	1,771	—	—	—	1,771
Pension expense	—	6,096	—	—	—	6,096
Deferred income taxes	—	17,182	—	—	—	17,182
Change in fair value of energy derivatives	—	—	(684)	—	—	(684)
Other	—	(64)	1,046	—	—	982
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(1,655)	(8,177)	(964)	(264)	(11,060)
Inventories	—	11	8,629	—	—	8,640
Prepaid expenses	—	1,271	(4,592)	(5)	—	(3,326)
Accounts payable and accrued liabilities	—	(9,339)	3,489	1,081	264	(4,505)
Current and deferred income taxes	—	703	(12)	(1)	—	690
Pension payments	—	(25,512)	—	—	—	(25,512)
Other	—	(1,526)	4,252	—	—	2,726

Cash provided by (used for) operations	—	(72,375)	169,037	117	—	96,779

Cash provided by (used for) investment
Acquisitions of businesses and facilities, net of cash acquired	—	—	(201,509)	—	—	(201,509)
Expenditures for property and equipment	—	(1,429)	(52,308)	—	—	(53,737)
Purchases of short-term investments	—	(3,494)	—	—	—	(3,494)
Maturities of short-term investments	—	14,114	—	—	—	14,114
Sales of assets	—	—	1,181	—	—	1,181
Other	—	81	56	—	—	137

Cash provided by (used for) investment	—	9,272	(252,580)	—	—	(243,308)

Cash provided by (used for) financing
Issuances of long-term debt	—	75,000	—	—	—	75,000
Payments of long-term debt	—	(93,750)	—	—	—	(93,750)
Payments of deferred financing costs	—	(160)	—	—	—	(160)
Proceeds from Boise Inc., net	236,869	—	—	—	—	236,869
Due to (from) affiliates	(236,869)	148,372	88,497	—	—	—
Other	—	(2,000)	—	—	—	(2,000)

Cash provided by (used for) financing	—	127,462	88,497	—	—	215,959

Increase in cash and cash equivalents	—	64,359	4,954	117	—	69,430

Balance at beginning of the period	—	166,410	6	417	—	166,833

Balance at end of the period	$—	$230,769	$4,960	$534	$—	$236,263

BZ Intermediate Holdings LLC and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2010

(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used for) operations
Net income (loss)	$1,466	$1,466	$68,064	$(58)	$(69,472)	$1,466
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(1,466)	(68,006)	—	—	69,472	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	6,146	62,718	—	—	68,864
Share-based compensation expense	—	1,834	—	—	—	1,834
Pension expense	—	4,830	—	—	—	4,830
Deferred income taxes	—	907	—	—	—	907
Change in fair value of energy derivatives	—	—	617	—	—	617
Other	—	(321)	44	—	—	(277)
Loss on extinguishment of debt	—	22,225	—	—	—	22,225
Decrease (increase) in working capital
Receivables	—	748	58,723	(3,890)	(17,682)	37,899
Inventories	—	2	(5,349)	—	—	(5,347)
Prepaid expenses	—	5,319	(3,812)	(4)	—	1,503
Accounts payable and accrued liabilities	—	(412)	(14,628)	3,710	17,682	6,352
Current and deferred income taxes	—	(531)	39	—	—	(492)
Pension payments	—	(5,824)	—	—	—	(5,824)
Other	—	276	(542)	—	—	(266)

Cash provided by (used for) operations	—	(31,341)	165,874	(242)	—	134,291

Cash provided by (used for) investment
Expenditures for property and equipment	—	(1,889)	(35,592)	—	—	(37,481)
Purchases of short-term investments	—	(11,825)	—	—	—	(11,825)
Maturities of short-term investments	—	11,247	—	—	—	11,247
Sales of assets	—	—	575	—	—	575
Other	—	359	(129)	—	—	230

Cash used for investment	—	(2,108)	(35,146)	—	—	(37,254)

Cash provided by (used for) financing
Issuances of long-term debt	—	300,000	—	—	—	300,000
Payments of long-term debt	—	(323,683)	—	—	—	(323,683)
Payments of deferred financing costs	—	(11,613)	—	—	—	(11,613)
Due to (from) affiliates	—	130,689	(130,754)	65	—	—
Other	—	(3,072)	—	—	—	(3,072)

Cash provided by (used for) financing	—	92,321	(130,754)	65	—	(38,368)

Increase (decrease) in cash and cash equivalents	—	58,872	(26)	(177)	—	58,669

Balance at beginning of the period	—	69,071	33	289	—	69,393

Balance at end of the period	$—	$127,943	$7	$112	$—	$128,062

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

In this filing, unless the context indicates otherwise, the terms “Company,” “we,” “us,” “our,” or “Boise” refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate. Boise Inc. is a large, diverse United States-based manufacturer of paper and packaging products, headquartered in Boise, Idaho. Our operations began on February 22, 2008, when entities controlled by Boise Cascade Holdings, L.L.C. (Boise Cascade) sold their paper and packaging assets. On March 1, 2011, we expanded our presence in packaging markets when our wholly owned subsidiary, Boise Paper Holdings, L.L.C. (Boise Paper Holdings), acquired 100% of the outstanding stock of Tharco Packaging, Inc. (Tharco) for a preliminary purchase price of $200.8 million plus or minus working capital adjustments (the Tharco Acquisition). The acquisition extended our geographical reach from the Pacific Northwest to California, Colorado, Arizona, and Georgia, and will increase our containerboard integration from approximately 70% to approximately 85%. See Note 2, Acquisition of Tharco Packaging, Inc., of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item I. Financial Statements” of this Form 10-Q for further information related to the acquisition.

We operate and report our results in three reportable segments: Paper, Packaging, and Corporate and Other (support services). See Note 17, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q for more information related to our segments.

Executive Summary

For the three months ended June 30, 2011, we reported $11.9 million of net income, compared with $13.3 million for the three months ended June 30, 2010. Excluding the special items disclosed in the table below, net income for the three months ended June 30, 2011, was $11.9 million, compared with $11.4 million for the three months ended June 30, 2010. Net income totaled $30.6 million for the six months ended June 30, 2011, compared with $0.6 million for the six months ended June 30, 2010. Excluding the special items disclosed in the table below, net income for the six months ended June 30, 2011 was $31.9 million, compared with $14.4 million for the six months ended June 30, 2010. In both periods, the increase in net income before special items was due primarily to increased sales and operating income in our Packaging segment driven by the acquisition of Tharco on March 1, 2011, and higher product pricing. During the three and six months ended June 30, 2011, net selling prices of segment linerboard improved $85 and $108 per short ton, compared with the same periods in the prior year, as we benefited from price increases implemented in the latter part of 2010. In both periods, increased income in our Packaging segment was offset partially by lower operating income in our Paper segment, which was affected by higher input costs, continued declines in U.S. industry demand for uncoated freesheet, and operational challenges. These challenges included lower-than-expected operating performance and higher than anticipated maintenance costs. We have aggressively taken steps to resolve the operating issues and improve our performance in the third quarter and going forward.

After completing three planned maintenance outages in the second quarter, we have now completed the majority of our scheduled outages for the year, with just one remaining in the fourth quarter. The scheduled outages completed during second quarter were at our Wallula, Washington, and International Falls, Minnesota, mills in our Paper segment; we also performed additional maintenance work at the DeRidder, Louisiana, mill in our Packaging segment in connection with the outage performed during first quarter.

At the close of business on June 20, 2011, our public warrants expired. As of the expiration date, the holders of our public warrants had exercised 38.1 million of the outstanding public warrants, and all of the 2.3 million outstanding insider (cashless) warrants. As a result, we received $285.4 million of cash ($284.8 million in 2011 and $0.6 million in 2010) and issued 38.5 million common shares. There were about 4.0 million warrants (approximately 9% of the total warrants) left unexercised. Our total issued and outstanding stock as of July 29, 2011, was 121.4 million shares. In August, Boise Inc.’s board of directors authorized a program, effective immediately, to repurchase up to $75 million of Boise’s outstanding common stock. The timing and exact number of shares actually repurchased will be affected by several factors, including legal and regulatory requirements and changes in the market price of Boise Inc. stock. See “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detail.

During second quarter, we were pleased to extend our partnership with OfficeMax with a new long-term paper purchase agreement. The new agreement extends through 2017 and supports the mutually beneficial commercial relationship between OfficeMax and us, which has spanned several decades.

Demand for Our Products

U.S. industry demand for uncoated freesheet paper declined for the first six months of 2011, compared with the first six months of 2010. According to the American Forest & Paper Association (AF&PA), as of June 2011, U.S. industry shipments were down 2.5%, compared with the same period in 2010. Year-to-date industry operating rates for 2011, measured as total uncoated freesheet paper shipments in the U.S. as a percentage of total capacity, were at 90%. Demand for commodity communication papers has been negatively affected by soft macroeconomic conditions and elevated unemployment and continues to be negatively affected by the secular shift to electronic media for communications. The long-term demand for printing and converting products has also been negatively affected by weak macroeconomic conditions and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reductions in uncoated freesheet paper industry capacity in recent years, and that trend continued in second quarter 2011. Compared with prior years, U.S. uncoated freesheet paper inventories remained very low at approximately 839,000 short tons in June 2011, compared with 886,000 and 965,000 short tons in March 2011 and December 2010, respectively.

U.S. industry containerboard demand was flat during the first half of 2011. While absolute industry box shipments in the U.S. increased 0.6% through June 2011, box shipments were down 0.1% on an average week basis, compared with the same period in 2010. Year-to-date industry operating rates through June 2011, measured as total production in the U.S. as a percentage of total capacity, were at 95%, according to AF&PA. Total U.S. containerboard inventories were 2.2 million short tons in June 2011, compared with 2.3 million short tons in March 2011 and December 2010.

Packaging demand in our agriculture, food, and beverage markets has historically been less correlated to broad economic activity. Demand in these markets improved in the first half of 2011, compared with the first half of 2010, but was flat in second quarter 2011, compared with second quarter 2010, due to the colder than normal weather that delayed some crop harvests. Demand in our containerboard export markets and industrial corrugated markets, including markets in which Tharco operates, is more closely aligned with general economic activity. These markets showed improvement during the first half of 2011, compared with the first half of 2010, with stable demand through second quarter 2011.

Net Selling Prices and Input Costs

During second quarter 2011, we announced a $60-per-ton price increase effective June 2011 across our cut-size office papers, which constitute the majority of our uncoated freesheet sales volumes. We expect to begin to benefit from the price increase in third quarter. There is no assurance the announced price increase will be fully realized.

Compared with second quarter 2010, prices for some key commodity chemicals increased. Diesel prices also increased, which increased freight costs on both inbound raw materials and outbound finished goods. Prices for natural gas declined, compared with second quarter 2010. Fiber costs increased in second quarter 2011, compared with 2010, driven by higher purchased pulp prices and increased diesel costs. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time. During second quarter, we ratified agreements with labor unions at four of our five paper mills and one container plant. The four paper mills affected include Jackson, Alabama; DeRidder, Louisiana; International Falls, Minnesota; and Wallula, Washington.

Operational Outlook

As we look forward, our focus will be to aggressively manage input cost inflation, continue to integrate Tharco’s operations with ours, and pursue growth opportunities in our Packaging segment to improve our competitive position. We expect continued growth in our premium office, label and release, and flexible packaging papers, offsetting declining demand in commodity paper markets. Through the first half of 2011, we have experienced rising input costs, including increased prices for chemicals and diesel, and higher costs for fiber in our Paper segment, which we expect to persist throughout 2011. We continue to monitor regulatory and competitive developments across the industry, including the Boiler MACT legislation, to determine potential impacts on our businesses.

Financial Results and Special Items

The following table sets forth our financial results for the three and six months ended June 30, 2011 and 2010 (dollars in millions, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Sales	$603.1	$521.6	$1,171.9	$1,015.7
Net income	11.9	13.3	30.6	0.6
Net income per diluted share	0.11	0.16	0.30	0.01
Net income excluding special items	11.9	11.4	31.9	14.4
Net income excluding special items per diluted share	0.11	0.14	0.32	0.17
EBITDA	70.5	70.1	152.8	99.3
EBITDA excluding special items	70.5	67.0	155.0	121.9

Net income excluding special items, net income excluding special items per diluted share, EBITDA, and EBITDA excluding special items are not measures under U.S. generally accepted accounting principles (GAAP). EBITDA represents income before interest (interest expense and interest income), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. EBITDA excluding special items and net income excluding special items represent EBITDA and net income adjusted by eliminating items that we believe are not consistent with our ongoing operations. The Company uses these measures to focus on ongoing operations and believes they are useful to investors because these measures enable meaningful comparisons of past and present operating results.

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income to EBITDA and EBITDA to EBITDA excluding special items for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income	$11.9	$13.3	$30.6	$0.6
Interest expense	16.1	16.2	32.4	32.7
Interest income	(0.1)	(0.1)	(0.2)	(0.1)
Income tax provision	6.5	8.4	19.8	1.8
Depreciation, amortization, and depletion	36.1	32.3	70.1	64.4

EBITDA	$70.5	$70.1	$152.8	$99.3

Inventory purchase accounting expense	$—	$—	$2.2	$—
St. Helens mill restructuring	—	(0.4)	—	(0.3)
Change in fair value of energy hedges	—	(2.7)	—	0.6
Loss on extinguishment of debt	—	—	—	22.2

EBITDA excluding special items	$70.5	$67.0	$155.0	$121.9

The following table reconciles net income to net income excluding special items and presents net income excluding special items per diluted share for the three and six months ended June 30, 2011 and 2010 (dollars and shares in millions, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net income	$11.9	$13.3	$30.6	$0.6
Inventory purchase accounting expense	—	—	2.2	—
St. Helens mill restructuring	—	(0.4)	—	(0.3)
Change in fair value of energy hedges	—	(2.7)	—	0.6
Loss on extinguishment of debt	—	—	—	22.2
Tax (provision) benefit for special items (a)	—	1.2	(0.9)	(8.7)

Net income excluding special items	$11.9	$11.4	$31.9	$14.4

Weighted average common shares outstanding: diluted	111.8	84.1	101.1	84.1
Net income excluding special items per diluted share	$0.11	$0.14	$0.32	$0.17

(a)	Special items are tax effected in the aggregate at an assumed combined federal and state statutory rate of 38.7%.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Competing technologies that affect the demand for our products.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, including wood fiber, energy, and chemicals.

•	Our customer concentration and the ability of our customers to pay.

•	Labor and personnel relations.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Major equipment failure.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in “Part I, Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2011 and 2010 (dollars in millions, except percent-of-sales data):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Sales
Trade	$592.8	$511.0	$1,153.1	$996.9
Related parties	10.3	10.5	18.8	18.8

	603.1	521.6	1,171.9	1,015.7

Costs and expenses
Materials, labor, and other operating expenses	485.0	419.6	934.1	828.1
Fiber costs from related parties	4.4	5.2	8.8	15.0
Depreciation, amortization, and depletion	36.1	32.3	70.1	64.4
Selling and distribution expenses	29.5	14.3	48.8	28.0
General and administrative expenses	14.6	12.6	27.3	24.0
Other (income) expense, net	(0.8)	(0.4)	0.3	(0.6)

	568.8	483.4	1,089.4	958.9

Income from operations	$34.4	$38.2	$82.5	$56.8

Sales
Trade	98.3%	98.0%	98.4%	98.1%
Related parties	1.7	2.0	1.6	1.9

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	80.4%	80.5%	79.7%	81.5%
Fiber costs from related parties	0.7	1.0	0.8	1.5
Depreciation, amortization, and depletion	6.0	6.2	6.0	6.3
Selling and distribution expenses	4.9	2.7	4.2	2.8
General and administrative expenses	2.4	2.4	2.3	2.4
Other (income) expense, net	(0.1)	(0.1)	—	(0.1)

	94.3%	92.7%	93.0%	94.4%

Income from operations	5.7%	7.3%	7.0%	5.6%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and six months ended June 30, 2011 and 2010 (in thousands of short tons and dollars per short ton, except corrugated containers and sheets):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Sales Volumes

Paper
Uncoated freesheet	313	312	624	624
Containerboard (medium)	34	31	67	63
Market pulp	16	14	38	32

	363	357	729	719

Packaging
Containerboard (linerboard)	55	54	117	116
Newsprint	60	59	114	113
Corrugated containers and sheets (mmsf) (1)	2,228	1,686	4,139	3,302

Sales Prices (2)

Paper
Uncoated freesheet	$976	$970	$983	$955
Containerboard (medium)	487	460	478	434
Market pulp	631	605	615	542

Packaging
Containerboard (linerboard)	$425	$340	$425	$317
Newsprint	540	474	541	459
Corrugated containers and sheets ($/msf)	69	56	66	55

(1)	The increase in corrugated containers and sheets sales volumes in 2011 is due to the inclusion of Tharco’s operations after the acquisition date of March 1, 2011.

(2)	Average net selling prices for our principal products represent sales less freight costs, discounts, and allowances. Segment revenues, as reported in Note 17, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q include fees for shipping and handling charged to customers for sales transactions.

Operating Results

Three Months Ended June 30, 2011, Compared With the Three Months Ended June 30, 2010

Sales

For the three months ended June 30, 2011, total sales increased $81.5 million, or 16%, to $603.1 million, compared with $521.6 million for the three months ended June 30, 2010. The increase was a result of increased sales from our acquisition of Tharco in first quarter 2011, which increased sales in our Packaging segment, as well as higher net selling prices for the products we manufacture.

Paper. Sales increased $6.9 million, or 2%, to $371.1 million from $364.2 million for the three months ended June 30, 2010. The increase was due primarily to higher sales prices across the majority of our product lines. Overall uncoated freesheet net sales prices increased 1%, compared with the same period in 2010. Commodity uncoated freesheet net sales prices decreased 3%, and premium and specialty net sales prices increased 6%, compared with the prior-year period. Overall uncoated freesheet sales volumes were flat, compared with the prior-year period, as 2% growth in premium and specialty sales volumes was offset by modest commodity sales volumes declines. Increased premium and specialty sales volumes were a result of 2% growth in combined sales volumes of premium office, label and release, and flexible packaging papers, which represented 32% of our total second quarter 2011 uncoated freesheet sales volumes.

Packaging. Sales increased $77.1 million, or 47%, to $243.3 million from $166.2 million for the three months ended June 30, 2010. Approximately 87% of the $77.1 million increase related to the Tharco acquisition. Other drivers included a 25% increase in segment linerboard net selling prices and a 14% increase in newsprint net selling prices.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $64.6 million to $489.4 million for the three months ended June 30, 2011, compared with $424.8 million for the three months ended June 30, 2010. The increase was due mainly to operating costs associated with Tharco, as well as higher overall input costs in our Paper segment.

Fiber, energy, and chemical costs were $137.7 million, $52.7 million, and $56.6 million, respectively, for the three months ended June 30, 2011, and $117.1 million, $48.1 million, and $49.9 million for the three months ended June 30, 2010. This represents a cost increase of $31.9 million for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. This increase was driven primarily by fiber costs associated with Tharco, as well as higher chemical and energy costs in our Paper segment.

Fiber. Costs for fiber, including rollstock consumed in our corrugated operations, increased $1.8 million in our Paper segment and $18.7 million in our Packaging segment, compared with the three months ended June 30, 2010. Cost drivers included increased costs for purchased containerboard rollstock as a result of the acquisition of Tharco and higher prices for all sources of fiber in our Paper segment. These were offset partially by lower wood prices in our Packaging segment. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased in second quarter 2011, compared with second quarter 2010. Higher diesel costs increase the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

In Minnesota, our overall fiber costs increased in second quarter 2011, compared with second quarter 2010, due primarily to increased prices and consumption of purchased pulp as a result of increased production volumes and lower pulp production. This was offset partially by reduced consumption of wood.

In the Pacific Northwest, our fiber costs increased in second quarter 2011, compared with second quarter 2010, as a result of higher prices for wood fiber and species mix changes. Higher prices for purchased pulp at our St. Helens, Oregon, mill also contributed.

Compared with second quarter 2010, total fiber costs at our DeRidder mill decreased due to lower prices and consumption of wood fiber, offset partially by increased consumption of recycled fiber. In

Alabama, fiber costs decreased in second quarter 2011, compared with second quarter 2010, driven by reduced consumption of purchased pulp and recycled fiber and lower prices for wood fiber. Fiber costs in the region were negatively affected by wet weather in second quarter 2010.

Energy. Compared with the three months ended June 30, 2010, energy costs increased $3.0 million in our Paper segment and $1.6 million in our Packaging segment. In our Paper segment, this was due primarily to higher prices for electricity. In our Packaging segment, the increase was due to higher electricity consumption and prices, offset partially by lower fuel consumption.

Chemicals. Chemical costs increased $6.7 million in our Paper segment and were flat in our Packaging segment, compared with the three months ended June 30, 2010, as a result of increased prices for commodity chemicals, such as caustic and starch.

Labor. Labor costs related to the production of our products recorded in “Materials, labor, and other operating expenses” were $79.5 million in second quarter 2011, an increase of $9.1 million, or 13%, compared with the same period in 2010. Second quarter 2011 included additional labor costs from our first-quarter acquisition of Tharco. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.

Depreciation, amortization, and depletion; selling and distribution expenses; and general and administrative expenses increased during the three months ended June 30, 2011, due primarily to incremental expenses from Tharco’s operations.

Income From Operations

Income from operations for the three months ended June 30, 2011, decreased $3.8 million to $34.4 million, compared with $38.2 million for the three months ended June 30, 2010. This decrease was due to increased chemical, energy, and fixed costs, offset partially by higher sales prices across the majority of our products. Our operating segment results are discussed below. Income from operations also includes net costs from our Corporate and Other segment.

Paper. Segment income from operations decreased $12.6 million to $13.1 million for the three months ended June 30, 2011, compared with $25.7 million for the three months ended June 30, 2010. This decrease was a result of higher chemical, energy, and fixed costs, offset partially by higher sales prices and volumes for the majority of our products.

Packaging. Segment income from operations increased $10.4 million to $27.5 million for the three months ended June 30, 2011, compared with $17.1 million for the three months ended June 30, 2010. This increase from operations was due primarily to the acquisition of Tharco and higher prices for segment linerboard, newsprint, and corrugated products, offset partially by higher energy costs.

Six Months Ended June 30, 2011, Compared With the Six Months Ended June 30, 2010

Sales

For the six months ended June 30, 2011, total sales increased $156.2 million, or 15%, to $1,171.9 million from $1,015.7 million for the six months ended June 30, 2010. The increase was driven primarily by an increase in sales related to our acquisition of Tharco in first quarter 2011, which increased sales in our Packaging segment, as well as higher net selling prices for the products we manufacture.

Paper. Sales increased $28.5 million, or 4%, to $746.2 million, compared with $717.7 million for the six months ended June 30, 2010. The increase was due mainly to higher sales prices. Overall uncoated freesheet net sales prices increased 3%, compared with the same period in 2010. Commodity uncoated freesheet net sales prices increased 1%, and premium and specialty net sales prices increased 6%, compared with the prior-year period. Overall uncoated freesheet sales volumes were flat, compared with the prior-year period, as 3% growth in premium and specialty sales volumes was offset by a 2% decline in commodity sales volumes. Premium and specialty sales volumes increased due to 4% growth in combined sales volumes of premium office, label and release, and flexible packaging papers, which represented 32% of our total uncoated freesheet sales volumes for the first half of 2011.

Packaging. Sales increased $132.4 million, or 42%, to $446.7 million from $314.3 million for the six months ended June 30, 2010. A large portion of the increase was the result of our acquisition of

Tharco, which accounted for approximately 70% of the 42% sales increase. Other drivers included a 34% increase in segment linerboard net selling prices and 18% increase in newsprint net selling prices.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $99.8 million to $942.9 million for the six months ended June 30, 2011, compared with $843.1 million for the six months ended June 30, 2010. The increase was driven primarily by operating costs associated with Tharco and increased chemical costs, offset partially by lower energy costs.

Fiber, energy, and chemical costs were $253.9 million, $105.5 million, and $110.8 million, respectively, for the six months ended June 30, 2011, and $232.7 million, $111.5 million, and $98.9 million for the six months ended June 30, 2010. This represents a cost increase of $27.1 million for the six months ended June 30, 2011, compared with the six months ended June 30, 2010. This increase was largely driven by fiber costs associated with Tharco and increased chemical costs, offset partially by lower energy costs.

Fiber costs decreased $3.8 million in our Paper segment and increased $25.1 million in our Packaging segment, compared with the six months ended June 30, 2010. In our Paper segment, cost drivers included reduced consumption of purchased pulp and secondary fiber, offset partially by increased wood, purchased pulp, and secondary fiber prices. In our Packaging segment, increased costs were a result of increased purchased containerboard rollstock related to the acquisition of Tharco, offset partially by lower wood prices and consumption.

Compared with the six months ended June 30, 2010, energy costs decreased $5.3 million in our Paper segment and $0.8 million in our Packaging segment. This was due primarily to lower prices for fuel in both segments, offset partially by higher consumption of and prices for electricity.

Chemical costs increased $10.0 million in our Paper segment and $1.9 million in our Packaging segment, compared with the six months ended June 30, 2010, as a result of increased prices for commodity chemicals.

Labor costs related to the production of our products recorded in “Materials, labor, and other operating expenses” were $155.0 million in the first half of 2011, an increase of $15.2 million, or 11%, compared with the same period in 2010. The first half of 2011 included additional labor costs related to our first-quarter acquisition of Tharco. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.

Depreciation, amortization, and depletion; selling and distribution expenses; and general and administrative expenses increased during the six months ended June 30, 2011, due primarily to incremental expenses from Tharco’s operations.

Income From Operations

Income from operations for the six months ended June 30, 2011, increased $25.7 million to $82.5 million, compared with $56.8 million for the six months ended June 30, 2010. This increase was mainly due to higher sales prices across the majority of our products, offset partially by increased chemical and fixed costs. Our operating segment results are discussed below. Income from operations also includes net costs from our Corporate and Other segment.

Paper. Segment income from operations decreased $1.5 million to $54.2 million for the six months ended June 30, 2011, compared with $55.7 million of income for the six months ended June 30, 2010. This decrease was driven by higher chemical and fixed costs, offset partially by higher sales prices and lower fiber and energy costs.

Packaging. Segment income from operations increased $29.8 million to $41.1 million for the six months ended June 30, 2011, compared with $11.3 million for the six months ended June 30, 2010. Approximately 6% of the $29.8 million increase was the result of our acquisition of Tharco. The remainder of the increase was due primarily to higher prices for segment linerboard, newsprint, and corrugated products, offset partially by higher chemical costs. Increased sales volumes of linerboard, newsprint, and corrugated containers and sheets also contributed.

Other

Loss on extinguishment of debt. For the six months ended June 30, 2010, loss on extinguishment of debt was $22.2 million. This amount consists primarily of previously unamortized deferred financing costs for our Tranche B term loan facility, which was paid off as part of our March 2010 debt refinancing.

Income taxes. For the six months ended June 30, 2011, Boise Inc. and BZ Intermediate recorded $19.8 million of income tax expense and had effective tax rates of 39.3%. For the six months ended June 30, 2010, Boise Inc. recorded $1.8 million of income tax expense; however, the effective tax rate was not meaningful as a result of discrete tax items. For the six months ended June 30, 2010, BZ Intermediate recorded $0.9 million of income tax expense and had an effective tax rate of 38.4%. In both periods, the primary reasons for the difference from the federal statutory income tax rate of 35.0% were the effects of state income taxes and discrete tax items.

The changes in our balance sheet, compared with December 31, 2010, relate primarily to the Tharco Acquisition and the exercise of warrants. As part of the Tharco Acquisition, we increased our assets by approximately $257.6 million and our liabilities by approximately $56.7 million. Additionally, during second quarter 2011, warrant holders exercised 40.3 million warrants, resulting in the issuance of 38.4 million additional common shares. See Note 2, Acquisition of Tharco Packaging, Inc., and Note 14, Stockholders’ Equity and Capital, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q for additional information regarding the acquisition and our warrants.

Industry Activities

In May 2011, RockTenn completed its acquisition of Smurfit-Stone Container Corporation, creating a combined company that is the second-largest North American containerboard and corrugated container manufacturer behind largest manufacturer International Paper.

In June 2011, International Paper announced a proposal to acquire all of the outstanding shares of Temple-Inland. In July 2011, International Paper commenced a fully financed tender offer for all outstanding common shares. It is unknown at this point whether the tender offer will be successful.

We expect no immediate impact to our Packaging segment as a result of these developments; however, the longer-term outlook is uncertain.

Liquidity and Capital Resources

As a result of strong cash flows from operations and proceeds from the warrants that were exercised, we increased cash and cash equivalents about $69.4 million to $236.3 million at June 30, 2011, compared with $166.8 million at December 31, 2010. During the first half of 2011, we also acquired Tharco for $201.5 million, paid a $47.9 million special dividend to shareholders, contributed $25.5 million to our pension plans, and decreased long-term debt $18.8 million. At June 30, 2011, we had $243.7 million of aggregate liquidity from unused borrowing capacity under the revolving credit facility, net of letters of credit. We invest our cash in high-quality, short-term investments. We believe that our cash, as well as our cash flows from operations and the available borrowing capacity under our $250.0 million revolving credit facility, will be adequate to provide cash as required to support our ongoing operations, property and equipment expenditures, and debt service obligations for at least the next 12 months.

In August, Boise Inc.’s board of directors authorized a program, effective immediately, to repurchase up to $75 million of Boise’s outstanding common stock. The timing and exact number of shares actually repurchased will be affected by several factors, including legal and regulatory requirements and changes in the market price of Boise Inc. stock. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the board’s discretion.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, compensation, energy, chemicals, and interest. During the six months ended June 30, 2011 and 2010, our operating activities provided $96.8 million and $134.3 million of cash, respectively. Compared with the six months ended June 30, 2010, the decrease in cash provided by operations relates primarily to the following:

•

A $10.3 million increase in working capital, compared with a $40.4 million reduction in working capital in the prior year. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. Excluding the impact of the Tharco Acquisition, working capital increased during the first half of 2011, due primarily to higher accounts receivable and lower accounts payable and accrued liabilities, offset partially by decreased inventories. Accounts receivable increased in 2011 due to higher monthly June 2011 sales, compared with December 2010. Accounts payable and accrued liabilities decreased due to lower compensation and benefit accruals in the current period. The decrease in inventory related to lower inventory production due to our planned annual maintenance shutdowns coupled with higher sales.

The increase in cash used for working capital was offset partially by:

•

A $25.7 million increase in income from operations. As discussed under “Operating Results” above, the higher income from operations related primarily to increased sales prices for all of our major products in both our Paper and Packaging segments.

•

Increased cash contributions to our pension plans. During the six months ended June 30, 2011, we contributed $25.5 million to our pension plans, compared with $5.8 million during the six months ended June 30, 2010. The 2011 contributions exceed our estimated 2011 pension contribution requirements.

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

During the six months ended June 30, 2011, we sold the following:

•	624,000 short tons of uncoated freesheet paper.

•	117,000 short tons of linerboard to third parties.

•	4,139 million square feet of corrugated containers and sheets.

•	114,000 short tons of newsprint.

•	38,000 short tons of market pulp.

Compared with the six months ended June 30, 2010, selling prices for linerboard (sold to third parties), corrugated sheets and containers, newsprint, market pulp, and uncoated freesheet increased 34%, 20%, 18%, 13%, and 3%, respectively. Selling prices improved due to improved market conditions. During the first half of 2011, we took approximately 7,000 short tons of market-related downtime for uncoated freesheet, while we did not take any during the six months ended June 30, 2010.

Our primary uses of cash are for expenses related to the manufacture of paper and packaging products, including fiber, compensation, energy, and chemicals. For further information pertaining to our expenses, see “Our Operating Results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sensitivity Analysis

Our operations can be affected by the following sensitivities (dollars in millions):

Sensitivity Analysis (a)	Estimated Annual Impact on Income Before Taxes

Each $10/short ton change in the selling price of the following products (except for corrugated containers and sheets):

Paper
Uncoated freesheet	$12

Packaging
Containerboard (linerboard)	2
Newsprint	2
Corrugated containers and sheets ($1.00/msf change in price)	9

Interest rate (1% change in interest rate on our variable-rate debt)	2

Energy (b)
Natural gas ($1.00/mmBtu change in price)	12
Diesel ($0.50/gallon change in price)	8

Fiber (1% change in cost of fiber)	5

Chemicals (1% change in cost of chemicals)	2

(a)	Based on 2010 operations adjusted to reflect the Tharco Acquisition.

(b)	The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas.

Investment Activities

Cash investing activities used $243.3 million for the six months ended June 30, 2011, compared with $37.3 million used for the same period in 2010. During the six months ended June 30, 2011, we used $201.5 million of cash for the Tharco Acquisition. See Note 2, Acquisition of Tharco Packaging, Inc., of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q for additional information. Cash capital expenditures for property, plant, and equipment for the six months ended June 30, 2011, were $53.7 million, compared with $37.5 million for the six months ended June 30, 2010.

Cash investing activities for the six months ended June 30, 2011, also included $3.5 million for purchases of short-term investments and $14.1 million of proceeds from the maturity of short-term investments. Cash investing activities for the six months ended June 30, 2010, included $11.8 million for purchases of short-term investments and $11.2 million of maturities of short-term investments. During the first quarter 2011, we liquidated our short-term investment portfolio.

We expect capital investments in 2011 to be approximately $125 million, excluding acquisitions. This level of capital investment could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. Our capital spending in 2011 will be for cost savings, performance improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our performance improvement projects also focus on opportunities to improve our energy efficiency. We expect to spend approximately $3 million in 2011 for capital environmental compliance requirements.

Financing Activities

Cash provided by financing activities was $216.0 million for the six months ended June 30, 2011, compared with $38.4 million of cash used for financing activities for the same period in 2010. Financing activities in the first half of 2011 included $284.8 million of cash proceeds from the exercise of warrants, $47.9 million of cash used to pay our shareholders a special dividend, a $75 million revolving credit facility draw related to the Tharco Acquisition, and $93.8 million of long-term debt repayments, $75 million of which related to the repayment of our draw on our revolving credit facility. Cash used for financing activities for the six months ended June 30, 2010, reflects $323.7 million of debt repayments, $300.0 million of debt issuances, and $11.6 million of cash paid for deferred financing costs.

Based on how our debt agreements are currently structured, our expected debt service obligation, assuming debt interest rates stay at June 30, 2011, levels, is estimated to be approximately $53.5 million for the remainder of 2011 and $185.0 million for 2012, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material.

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

Contractual Obligations

For information on contractual obligations, see the discussion under the heading “Contractual Obligations” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. As of June 30, 2011, there have been no material changes to our contractual obligations from those disclosed in our 2010 Form 10-K, except as disclosed in Note 6, Leases, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Off-Balance-Sheet Activities

At June 30, 2011, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 18, Commitments, Guarantees, and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

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

Environmental

For information on environmental issues, see the discussion under the heading “Environmental” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. As of June 30, 2011, there have been no material changes to our environmental information from that disclosed in our 2010 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2010 Form 10-K. As of June 30, 2011, there have been no material changes to our critical accounting estimates from those disclosed in our 2010 Form 10-K, except as discussed below.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2011, we had $103.3 million of goodwill recorded on our Consolidated Balance Sheet, all of which was recorded in connection with the Tharco Acquisition in our Packaging segment. At June 30, 2011, the net carrying amount of intangible assets with indefinite lives, which represents the trade names and trademarks acquired from Boise Cascade, L.L.C., in 2008, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets are amortized over their estimated useful lives.

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

Changes in Internal Control Over Financial Reporting

On March 1, 2011, our wholly owned subsidiary Boise Paper Holdings acquired all of the outstanding stock of Tharco Packaging, Inc. (Tharco). In connection with integrating Tharco, we are evaluating and, where necessary, implementing changes in controls and procedures at Tharco as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting. Except for the acquisition, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the “Executive Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission (SEC). During the six months ended June 30, 2011, there have been no material changes to the risk factors presented in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2010, except as noted below. We do not assume an obligation to update any forward-looking statements.

OfficeMax represents a significant portion of our business. Our largest customer, OfficeMax, accounted for approximately 21% and 24% of our total sales for the six months ended June 30, 2011, and the year ended December 31, 2010, respectively. In June 2011, OfficeMax agreed to buy and we agreed to supply virtually all of OfficeMax’s North American requirements for office papers through 2012. After 2012, the agreement requires OfficeMax to buy and us to supply at least 80% of OfficeMax’s requirements for office papers through December 2017; however, there are circumstances that could cause the agreement to terminate as early as December 31, 2012. If this were to occur, OfficeMax’s purchase obligations under the agreement will phase out over four years. If the agreement terminates in 2013 or later, OfficeMax’s purchase obligations under the agreement will phase out over two years. Significant reductions in paper purchases from OfficeMax would cause us to expand our customer base and could potentially decrease our profitability if new customer sales required either a decrease in our pricing and/or an increase in our cost of sales. Any significant deterioration in the financial condition of OfficeMax affecting its ability to pay or causing a significant change in its willingness to continue to purchase our products could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	The following table presents information related to our repurchases of common stock made during the three months ended June 30, 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2011	—	$—	—	—
May 1-31, 2011	13,619	7.90	—	—
June 1-30, 2011	66	6.98	—	—

Total	13,685	$7.90	—	—

(1)	Shares repurchased to satisfy employee tax withholding obligations that arose upon the vesting of restricted stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

At our annual shareholders’ meeting held on April 27, 2011, our shareholders voted on, among other matters, a proposal regarding the frequency of future advisory votes on our executive compensation (Say on Pay). As previously reported in our current report on Form 8-K filed with the SEC on April 29, 2011, a majority of the votes cast on the frequency proposal voted in favor of holding an annual advisory vote on our executive compensation. At a meeting held on July 28, 2011, our board of directors considered the shareholder vote on the frequency proposal and determined that we will include an annual advisory vote on our executive compensation in our proxy materials.

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

BOISE INC.	BZ INTERMEDIATE HOLDINGS LLC

/s/ BERNADETTE M. MADARIETA	/s/ BERNADETTE M. MADARIETA
Bernadette M. Madarieta	Bernadette M. Madarieta
Vice President and Controller	Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)	(As Duly Authorized Officer and Chief Accounting Officer)

Date: August 4, 2011

BOISE INC.

BZ INTERMEDIATE HOLDINGS LLC

INDEX TO EXHIBITS

Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Exhibit Number	Filing Date

10 (a)	Paper Purchase Agreement dated June 25, 2011, between Boise White Paper, L.L.C., and OfficeMax Incorporated				X

11	Presented in Footnote 3, Net Income Per Common Share, to Consolidated Financial Statements

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32 (b)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

101 (b)	Financial Statements in XBRL Format				X

(a)	Confidential information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

(b)	Furnished with this Quarterly Report on Form 10-Q.