Form 10-Q/A
period 2011-06-30
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2011-10-24
CIK 1391390, 1475448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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
This Form 10-Q is a combined quarterly report being filed separately by two registrants: Boise Inc. and BZ Intermediate Holdings LLC. BZ Intermediate Holdings LLC meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, any reference in this report to the "Company," "we," "us," "our," or "Boise" refers to Boise Inc. together with BZ Intermediate Holdings LLC and its consolidated subsidiaries.

EXPLANATORY NOTE

Boise Inc. and BZ Intermediate Holdings LLC are filing this Amendment No. 1 on Form 10-Q/A (Amendment No. 1) to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the Quarterly Report), as originally filed with the Securities and Exchange Commission (the Commission) on August 4, 2011 (the Original Filing Date). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), with respect to Exhibit 10 originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file a revised redacted version of Exhibit 10, which supersedes in its entirety the Exhibit 10 as originally filed with the Quarterly Report. Certain portions of the information that were omitted from Exhibit 10 as filed with the Quarterly Report have now been included as part of the revised Exhibit 10.

Except for the revised Exhibit 10 and related revisions to the list of exhibits as reflected below, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Exchange Act, new certifications of our principal executive officer and principal financial officer are also attached as exhibits hereto.

The following exhibits are filed or furnished as a part of this Report:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Exhibit Number	Filing Date

10 (a)	Paper Purchase Agreement dated June 25, 2011, between Boise White Paper, L.L.C., and OfficeMax Incorporated				X

11	Presented in Footnote 3, Net Income Per Common Share, to Consolidated Financial Statements	10-Q	11	8/4/2011

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	31.1	8/4/2011

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	31.2	8/4/2011

31.3	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.4	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC	10-Q	32	8/4/2011

32.2	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

101	Financial Statements in XBRL Format	10-Q	101	8/4/2011
____________

(a)
Confidential information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

Date: October 24, 2011