Form 10-Q
period 2011-09-30
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2011-11-03
CIK 1391390, 1475448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

 1111 West Jefferson Street, Suite 200
Boise, Idaho 83702-5388
(Address of principal executive offices) (Zip Code)
(208) 384-7000
(Registrants’ telephone number, including area code)

Commission File Number	Exact Name of Registrant as Specified in Its Charter	State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
001-33541	Boise Inc.	Delaware	20-8356960
333-166926-04	BZ Intermediate Holdings LLC	Delaware	27-1197223
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
There were 106,425,545 common shares, $0.0001 per share par value, of Boise Inc. outstanding as of October 31, 2011.
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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Inc.
Consolidated Statements of Income
(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Sales
Trade	$619,396	$543,505	$1,772,500	$1,540,368
Related parties	12,346	10,550	31,140	29,353
	631,742	554,055	1,803,640	1,569,721

Costs and expenses
Materials, labor, and other operating expenses	483,885	412,847	1,417,956	1,240,926
Fiber costs from related parties	4,786	4,905	13,609	19,904
Depreciation, amortization, and depletion	36,374	32,457	106,438	96,855
Selling and distribution expenses	29,799	13,884	78,655	41,872
General and administrative expenses	14,396	12,594	41,715	36,622
Other (income) expense, net	(130)	382	134	(238)
	569,110	477,069	1,658,507	1,435,941

Income from operations	62,632	76,986	145,133	133,780

Foreign exchange gain (loss)	(482)	386	(295)	750
Loss on extinguishment of debt	—	—	—	(22,225)
Interest expense	(15,725)	(16,100)	(48,164)	(48,752)
Interest income	58	105	210	203
	(16,149)	(15,609)	(48,249)	(70,024)

Income before income taxes	46,483	61,377	96,884	63,756
Income tax provision	(18,119)	(25,454)	(37,929)	(27,208)
Net income	$28,364	$35,923	$58,955	$36,548

Weighted average common shares outstanding:
Basic	115,657	80,664	101,250	80,366
Diluted	117,955	84,082	106,791	84,123

Net income per common share:
Basic	$0.25	$0.45	$0.58	$0.45
Diluted	$0.24	$0.43	$0.55	$0.43
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	September 30, 2011	December 31, 2010
ASSETS

Current
Cash and cash equivalents	$169,628	$166,833
Short-term investments	—	10,621
Receivables
Trade, less allowances of $792 and $603	236,154	188,589
Other	6,976	3,839
Inventories	290,397	261,471
Deferred income taxes	18,856	16,658
Prepaid and other	11,809	5,214
	733,820	653,225

Property
Property and equipment, net	1,208,499	1,199,035
Fiber farms and deposits	20,694	18,285
	1,229,193	1,217,320

Deferred financing costs	26,025	30,396
Goodwill	103,242	—
Intangible assets, net	97,316	29,605
Other assets	8,240	8,444
Total assets	$2,197,836	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets (continued)
(unaudited, dollars and shares in thousands, except per-share data)

	September 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$103,125	$43,750
Income taxes payable	129	82
Accounts payable	190,607	179,214
Accrued liabilities
Compensation and benefits	57,999	54,574
Interest payable	23,509	10,535
Other	23,462	16,123
	398,831	304,278

Debt
Long-term debt, less current portion	647,456	738,081

Other
Deferred income taxes	155,630	88,200
Compensation and benefits	101,718	121,318
Other long-term liabilities	51,393	40,278
	308,741	249,796

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $0.0001 par value per share: 1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share: 250,000 shares authorized; 108,052 shares and 84,845 shares issued and outstanding	12	8
Treasury stock, 13,371 shares and none	(76,328)	—
Additional paid-in capital	841,134	581,442
Accumulated other comprehensive income (loss)	(77,072)	(78,822)
Retained earnings	155,062	144,207
Total stockholders’ equity	842,808	646,835

Total liabilities and stockholders’ equity	$2,197,836	$1,938,990
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30
	2011	2010
Cash provided by (used for) operations
Net income	$58,955	$36,548
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	111,123	102,856
Share-based compensation expense	2,676	2,774
Pension expense	8,569	7,429
Deferred income taxes	33,806	27,196
Change in fair value of energy derivatives	(244)	1,502
Other	1,317	(625)
Loss on extinguishment of debt	—	22,225
Decrease (increase) in working capital, net of acquisitions
Receivables	(17,711)	21,725
Inventories	(9,998)	(4,802)
Prepaid expenses	(1,301)	3,655
Accounts payable and accrued liabilities	10,619	13,605
Current and deferred income taxes	1,912	(543)
Pension payments	(25,659)	(18,463)
Other	1,481	208
Cash provided by operations	175,545	215,290
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	(201,289)	—
Expenditures for property and equipment	(83,869)	(66,697)
Purchases of short-term investments	(3,494)	(17,675)
Maturities of short-term investments	14,114	17,090
Sales of assets	1,757	646
Other	(251)	1,689
Cash used for investment	(273,032)	(64,947)
Cash provided by (used for) financing
Issuances of long-term debt	75,000	300,000
Payments of long-term debt	(106,250)	(327,846)
Payments of deferred financing costs	(160)	(11,861)
Repurchases of common stock	(76,328)	—
Equity yield enhancement program	(25,000)	—
Proceeds from exercise of warrants	284,785	—
Payments of special dividend	(47,916)	—
Other	(3,849)	(6,580)
Cash provided by (used for) financing	100,282	(46,287)
Increase in cash and cash equivalents	2,795	104,056
Balance at beginning of the period	166,833	69,393
Balance at end of the period	$169,628	$173,449
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Income
(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Sales
Trade	$619,396	$543,505	$1,772,500	$1,540,368
Related parties	12,346	10,550	31,140	29,353
	631,742	554,055	1,803,640	1,569,721

Costs and expenses
Materials, labor, and other operating expenses	483,885	412,847	1,417,956	1,240,926
Fiber costs from related parties	4,786	4,905	13,609	19,904
Depreciation, amortization, and depletion	36,374	32,457	106,438	96,855
Selling and distribution expenses	29,799	13,884	78,655	41,872
General and administrative expenses	14,396	12,594	41,715	36,622
Other (income) expense, net	(130)	382	134	(238)
	569,110	477,069	1,658,507	1,435,941

Income from operations	62,632	76,986	145,133	133,780

Foreign exchange gain (loss)	(482)	386	(295)	750
Loss on extinguishment of debt	—	—	—	(22,225)
Interest expense	(15,725)	(16,100)	(48,164)	(48,752)
Interest income	58	105	210	203
	(16,149)	(15,609)	(48,249)	(70,024)

Income before income taxes	46,483	61,377	96,884	63,756
Income tax provision	(18,119)	(25,421)	(37,929)	(26,334)
Net income	$28,364	$35,956	$58,955	$37,422
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	September 30, 2011	December 31, 2010
ASSETS

Current
Cash and cash equivalents	$169,628	$166,833
Short-term investments	—	10,621
Receivables
Trade, less allowances of $792 and $603	236,154	188,589
Other	6,976	3,839
Inventories	290,397	261,471
Deferred income taxes	18,856	16,658
Prepaid and other	11,809	5,214
	733,820	653,225

Property
Property and equipment, net	1,208,499	1,199,035
Fiber farms and deposits	20,694	18,285
	1,229,193	1,217,320

Deferred financing costs	26,025	30,396
Goodwill	103,242	—
Intangible assets, net	97,316	29,605
Other assets	8,240	8,444
Total assets	$2,197,836	$1,938,990

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets (continued)
(unaudited, dollars in thousands)

	September 30, 2011	December 31, 2010
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$103,125	$43,750
Income taxes payable	129	82
Accounts payable	190,607	179,214
Accrued liabilities
Compensation and benefits	57,999	54,574
Interest payable	23,509	10,535
Other	23,462	16,123
	398,831	304,278

Debt
Long-term debt, less current portion	647,456	738,081

Other
Deferred income taxes	147,083	79,451
Compensation and benefits	101,718	121,318
Other long-term liabilities	51,443	40,530
	300,244	241,299

Commitments and contingent liabilities

Capital
Business unit equity	851,305	655,332

Total liabilities and capital	$2,197,836	$1,938,990
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30
	2011	2010
Cash provided by (used for) operations
Net income	$58,955	$37,422
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	111,123	102,856
Share-based compensation expense	2,676	2,774
Pension expense	8,569	7,429
Deferred income taxes	33,950	26,307
Change in fair value of energy derivatives	(244)	1,502
Other	1,317	(625)
Loss on extinguishment of debt	—	22,225
Decrease (increase) in working capital, net of acquisitions
Receivables	(17,711)	21,725
Inventories	(9,998)	(4,802)
Prepaid expenses	(1,301)	3,655
Accounts payable and accrued liabilities	10,619	13,605
Current and deferred income taxes	1,768	(528)
Pension payments	(25,659)	(18,463)
Other	1,481	208
Cash provided by operations	175,545	215,290
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	(201,289)	—
Expenditures for property and equipment	(83,869)	(66,697)
Purchases of short-term investments	(3,494)	(17,675)
Maturities of short-term investments	14,114	17,090
Sales of assets	1,757	646
Other	(251)	1,689
Cash used for investment	(273,032)	(64,947)
Cash provided by (used for) financing
Issuances of long-term debt	75,000	300,000
Payments of long-term debt	(106,250)	(327,846)
Payments of deferred financing costs	(160)	(11,861)
Proceeds from Boise Inc., net	135,541	—
Other	(3,849)	(6,580)
Cash provided by (used for) financing	100,282	(46,287)
Increase in cash and cash equivalents	2,795	104,056
Balance at beginning of the period	166,833	69,393
Balance at end of the period	$169,628	$173,449
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

The following sets forth our operating structure:

As of September 30, 2011, we had approximately 5,000 employees. Approximately 53% of these employees worked pursuant to collective bargaining agreements. Approximately 13% work pursuant to collective bargaining agreements that will expire within one year.

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

There are no significant differences between the results of operations, financial condition, and cash flows of Boise Inc. and those of BZ Intermediate other than income taxes and common stock activity. Unless the context indicates otherwise, the terms "Company," "we," "us," "our," or "Boise" refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate.

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

2. Acquisition of Tharco Packaging, Inc.
On March 1, 2011, our wholly owned subsidiary Boise Paper Holdings acquired 100% of the outstanding stock of Tharco Packaging, Inc. (Tharco) for a preliminary purchase price of $201.3 million (the Tharco Acquisition). We financed the acquisition with existing cash and $75 million in borrowings on our revolving credit facility, which is discussed further in Note 11, Debt. The acquisition expands and diversifies our presence in packaging markets; extends our geographical reach from the Pacific Northwest to California, Colorado, Arizona, and Georgia; and will increase our containerboard integration to approximately 85%.
Our purchase price allocation is preliminary. When finalized, we may have modest changes to the amounts we have included in our preliminary allocation. The following table summarizes our preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the Tharco Acquisition (dollars in thousands):

March 1, 2011
Fair Value
Current assets (a)	$53,850
Property and equipment (b)	27,505
Intangible assets (c):
Customer relationships	61,200
Trademarks and trade name	10,900
Noncompete agreement	300
Goodwill (d)	103,242
Other long-term assets	477
Assets acquired	257,474

Current liabilities	21,130
Deferred tax liability	32,336
Unfavorable leases	2,583
Other long-term liabilities	136
Liabilities assumed	56,185

Net assets acquired	$201,289
____________

(a)	Includes $29.6 million of receivables and $20.7 million of inventories.

(b)	We are depreciating the property and equipment acquired on a straight-line basis over their estimated remaining lives, which range from one to 20 years.

(c)	We are amortizing the intangible assets on a straight-line basis over the following (in years):

Customer relationships	17
Trademarks and trade name	15
Noncompete agreement	2

(d)
The Tharco Acquisition resulted in $103.2 million of goodwill, which we recorded in our Packaging segment. Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill recognized in the transaction is not deductible for income tax purposes. However, we assumed $12.9 million of goodwill in the transaction that Tharco had been amortizing in connection with previous acquisitions, which we will continue to amortize and deduct for income tax purposes.

We expensed $0.7 million of costs related to the Tharco Acquisition for legal, professional, and advisory services during the nine months ended September 30, 2011. All costs were expensed as incurred and recorded in "Other (income) expense, net" in our Consolidated Statements of Income.

The nine months ended September 30, 2011, included $159.8 million of net sales and $4.2 million of operating income from Tharco's operations. Tharco's operating income was negatively affected by $2.2 million of expense related to the inventory purchase price adjustments that were recognized in March 2011. These results are included in our Packaging segment.

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

	Pro Forma
	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Sales	$1,845,291	$2,355,737
Net income (a)	$59,799	$67,647
Net income per share—diluted	$0.56	$0.80
____________

(a)
The September 30, 2011, pro forma financial information was adjusted to exclude $2.2 million of expense related to inventory purchase price adjustments and $3.4 million of expenses for legal, accounting, and other advisory-related services, including costs incurred by Tharco prior to closing on March 1, 2011. The December 31, 2010, pro forma financial information was adjusted to include these charges. Pro forma net income for the year ended December 31, 2010, includes $22.2 million of noncash expense associated with refinancing our debt in 2010.

3. Net Income Per Common Share
Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Net income per common share is not applicable to BZ Intermediate, because it does not have common shares. For the three and nine months ended September 30, 2011 and 2010, Boise Inc.'s basic and diluted net income per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$28,364	$35,923	$58,955	$36,548
Weighted average number of common shares for basic net income per share (a)	115,657	80,664	101,250	80,366
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a) (b)	—	—	2,960	—
Stock options (c)	—	—	2	—
Restricted stock and restricted stock units	2,298	3,418	2,579	3,757
Weighted average number of shares for diluted net income per share (a) (b)	117,955	84,082	106,791	84,123

Net income per share:
Basic (a)	$0.25	$0.45	$0.58	$0.45
Diluted (a)	$0.24	$0.43	$0.55	$0.43
____________

(a)
During the nine months ended September 30, 2011, 40.3 million warrants were exercised, resulting in the issuance of 38.4 million additional common shares. For the nine months ended September 30, 2011, the exercise added 21.4 million to the number of weighted average shares included in basic net income per share.

During the nine months ended September 30, 2011, 13.4 million common shares were repurchased resulting in a decrease to the number of weighted average shares included in the basic and diluted net income per share calculation by 4.3 million and 1.4 million, respectively.

(b)
For the three and nine months ended September 30, 2010, warrants to purchase 44.4 million shares of common stock, which are accounted for under the treasury stock method, were not included in the computation of diluted net income per share, because the exercise price exceeded the average market price of our common stock.

(c)	For the three months ended September 30, 2011 the stock options were antidilutive.

4. Income Taxes

For the three and nine months ended September 30, 2011, Boise Inc. and BZ Intermediate recorded $18.1 million and $37.9 million, respectively, of income tax expense. For the three and nine months ended September 30, 2011, Boise Inc.’s and BZ Intermediate's effective tax rates were 39.0% and 39.1%.

For the three and nine months ended September 30, 2010, Boise Inc. recorded $25.5 million and $27.2 million, respectively, of income tax expense. For the three and nine months ended September 30, 2010, Boise Inc.'s effective tax rates were 41.5% and 42.7%. For the three and nine months ended September 30, 2010, BZ Intermediate recorded $25.4 million and $26.3 million, respectively, of income tax expense. For the three and nine months ended September 30, 2010, BZ Intermediate’s effective tax rates were 41.4% and 41.3%.

In all periods, the primary reasons for the difference from the federal statutory income tax rate of 35.0% were the effects of state income taxes and discrete tax items.

Uncertain Income Tax Positions

Both Boise Inc. and BZ Intermediate recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Income. Interest expense related to uncertain tax positions was nominal for the nine months ended September 30, 2011 and 2010. We did not record any penalties associated with our uncertain tax positions during the nine months ended September 30, 2011 and 2010.

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

During the nine months ended September 30, 2011, payments made for taxes, net of refunds received, were $1.9 million, and during the nine months ended September 30, 2010, refunds received for taxes, net of payments made, were $0.1 million.

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

Related-Party Sales

LTP is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. At September 30, 2011, and December 31, 2010, the carrying amounts of LTP's assets and liabilities on our Consolidated Balance Sheets were $3.6 million and $2.1 million, which related primarily to noninventory working capital items. During the three and nine months ended September 30, 2011, we recorded $12.3 million and $31.1 million, respectively, of LTP sales to Boise Cascade in "Sales, Related parties" in the Consolidated Statements of Income and approximately the same amount in expenses. During the three and nine months ended September 30, 2010, we recorded $10.6 million and $26.7 million, respectively, of LTP sales to Boise Cascade in "Sales, Related parties" in the Consolidated Statements of Income and approximately the same amount of expenses in "Materials, labor, and other operating expenses." The sales were at prices designed to approximate market prices.

We have an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. The agreement, as extended, expires on February 22, 2013. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. Services we provide to Boise Cascade under this agreement as well as other services include transportation, information technology, accounting, and human resource services. During the nine months ended September 30, 2010, we recorded $2.3 million of revenues in "Sales, Related parties" in our Consolidated Statements of Income.

Related-Party Costs and Expenses

During the three and nine months ended September 30, 2011, fiber purchases from related parties were $4.8 million and $13.6 million, respectively, and during the three and nine months ended September 30, 2010, fiber purchases from related parties were $4.9 million and $19.9 million, respectively. In 2011, most of these purchases related to chip and log purchases by LTP from Boise Cascade’s wood products business. In 2010, the purchases included both direct chip and log purchases from Boise Cascade while they were a related party and LTP's purchases from Boise Cascade. All of the costs associated with these purchases were recorded as "Fiber costs from related parties" in the Consolidated Statements of Income. Fiber purchases from Boise Cascade subsequent to February 2010 are recorded as “Materials, labor, and other operating expenses” in the Consolidated Statements of Income.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Rental expense	$6,185	$3,820	$17,312	$11,350
For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are as follows (dollars in thousands):

	Remaining 2011	2012	2013	2014	2015	2016 & Thereafter
Minimum payment	$5,101	$20,287	$16,352	$13,356	$11,064	$19,559
Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately five years, with fixed payment terms similar to those in the original lease agreements.

7. Concentrations of Risk

Sales to OfficeMax represent a concentration in the volume of business transacted and in revenue generated from those transactions. Sales to OfficeMax were $125.3 million and $369.7 million, respectively, during the three and nine months ended September 30, 2011, representing 20% of total sales for those periods. During the three and nine months ended September 30, 2010, sales to OfficeMax were $123.2 million and $378.1 million, respectively, representing 22% and 24% of total sales for those periods. At September 30, 2011, and December 31, 2010, we had $36.8 million and $30.3 million, respectively, of accounts receivable due from OfficeMax. Pursuant to an agreement entered into in June 2011, we expect OfficeMax to continue to represent a concentration of our revenues and transacted business. Any significant change in the willingness of OfficeMax to purchase our products or a significant deterioration in the financial condition of OfficeMax that affects their ability to pay could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

8. Inventories

The majority of our inventories are valued at the lower of cost or market, where cost is based on the average cost method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Other inventories are valued at the lower of either standard cost, which approximates cost based on actual first-in, first-out usage pattern, or market.

Inventories include the following (dollars in thousands):

	September 30, 2011	December 31, 2010
Finished goods	$144,227	$133,295
Work in process	33,422	24,940
Fiber	38,940	36,166
Other raw materials and supplies	73,808	67,070
	$290,397	$261,471

9. Property and Equipment

Property and equipment consist of the following asset classes (dollars in thousands):

	September 30, 2011	December 31, 2010
Land	$31,845	$31,875
Buildings and improvements	234,256	219,345
Machinery and equipment	1,329,544	1,260,265
Construction in progress	47,563	27,667
	1,643,208	1,539,152
Less accumulated depreciation	(434,709)	(340,117)
	$1,208,499	$1,199,035
Depreciation expense during the three and nine months ended September 30, 2011, was $32.6 million and $96.3 million, respectively, and during the three and nine months ended September 30, 2010, was $29.9 million and $89.6 million, respectively.

10. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 30, 2011, we had $103.2 million of goodwill recorded on our Consolidated Balance Sheet, all of which was recorded in connection with the Tharco Acquisition in our Packaging segment. For further information regarding the Tharco Acquisition, see Note 2, Acquisition of Tharco Packaging, Inc. At September 30, 2011, the net carrying amount of intangible assets with indefinite lives, which represents the trade names and trademarks acquired from Boise Cascade, L.L.C., in 2008, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets amortize based on their estimated useful lives.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Paper and Packaging, which are the same as our operating segments discussed in Note 17, Segment Information. We test the goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. During third quarter 2011, in connection with the volatility in the stock market, the price of our common stock and corresponding market capitalization declined to less than the book value of our net assets. We concluded that a goodwill impairment test does not need to be performed as it is not more likely than not that the fair value of our Packaging reporting unit had fallen below its carrying amount at September 30, 2011. See "Critical Accounting Estimates" within “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10‑Q for further information.

The following table sets forth our intangible asset amortization for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Intangible asset amortization	$1,813	$688	$4,689	$2,065
Our estimated future amortization expense for the remainder of 2011 and each of the next five years is as follows (dollars in thousands):

	Remaining 2011	2012	2013	2014	2015	2016
Amortization expense	$1,813	$7,241	$5,971	$5,717	$5,717	$5,717
The gross carrying amount, accumulated amortization, and net carrying amount of our intangible assets at September 30, 2011, and December 31, 2010, were as follows (dollars in thousands):

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$74,900	$(7,009)	$67,891
Trademarks and trade names	27,700	(436)	27,264
Technology and other	6,895	(4,946)	1,949
Noncompete agreements	300	(88)	212
	$109,795	$(12,479)	$97,316

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$16,800	$—	$16,800
Customer relationships	13,700	(3,882)	9,818
Technology and other	6,895	(3,908)	2,987
	$37,395	$(7,790)	$29,605

11. Debt

At September 30, 2011, and December 31, 2010, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	Interest Rate	Amount	Interest Rate
Revolving credit facility, due 2013	$—	—%	$—	—%
Tranche A term loan, due 2013	150,581	3.00	181,831	3.06
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Current portion of long-term debt	(103,125)	3.00	(43,750)	3.06
Long-term debt, less current portion	647,456	8.10	738,081	7.48
Current portion of long-term debt	103,125	3.00	43,750	3.06
	$750,581	7.40%	$781,831	7.24%
As of September 30, 2011, Boise Inc.’s and BZ Intermediate’s debt consisted of the following:

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

In addition to paying interest, we pay a commitment fee to the lenders under the revolving credit facility at a rate of 0.375% per annum (which shall be increased to 0.50% when the leverage ratio is equal to or greater than 2.25:1.00) times the daily average undrawn portion of the revolving credit facility (reduced by the amount of letters of credit issued and outstanding). We also pay letter of credit fees of 275 basis points times the average daily maximum outstanding amount of the letters of credit and a fronting fee of 15 basis points to the issuing bank of outstanding letters of credit. These fees are payable quarterly and in arrears.

The borrowings under the revolving credit facility ranged from a low of zero to a high of $75.0 million during the nine months ended September 30, 2011. The weighted average amount of borrowings outstanding under the revolving credit facility during the nine months ended September 30, 2011, was $15.1 million. At September 30, 2011, we had availability of $243.7 million, which is net of outstanding letters of credit of $6.3 million.

The Amended Credit Facilities and the senior note agreements contain certain restrictions relating to dividend payments, capital expenditures, financial ratios, guarantees, and the incurrence of additional indebtedness, which are discussed in Note 11, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K.

Other Provisions

Subject to specified exceptions, the Amended Credit Facilities require that the proceeds from certain asset sales, casualty insurance, and certain debt issuances be used to pay down outstanding borrowings. As of September 30, 2011, required debt principal repayments were as follows (dollars in thousands):

	Remaining 2011	2012	2013	2014-2016	Thereafter
Required debt principal repayments	$12,500	$129,688	$8,393	$—	$600,000
Other
At September 30, 2011, and December 31, 2010, we had $26.0 million and $30.4 million, respectively, of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheet. The amortization of these costs is recorded in interest expense using the effective interest method over the life of the loans. For the three and nine months ended September 30, 2011, we recorded $1.5 million and $4.5 million, respectively, of amortization expense in "Interest expense" in our Consolidated Statements of Income, and for the three and nine months ended September 30, 2010, we recorded $1.5 million and $5.3 million, respectively.
For the nine months ended September 30, 2011 and 2010, cash payments for interest were $30.6 million and $23.6 million, respectively.

Financing
We have initiated discussions with lenders to enter into a new $200 million senior secured term loan facility and to increase our revolving credit facility from $250 million to $500 million. We will use the proceeds to repay the outstanding borrowings on our existing Tranche A term loan facility and for general corporate purposes. We expect to complete the new borrowings in November 2011.

12. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk related to natural gas purchases and, to a lesser extent, interest rate risk. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

With the exception of the Amended Credit Facilities, our debt is fixed-rate debt. At September 30, 2011, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $625.0 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt.

During first quarter 2011, we liquidated our certificates of deposit portfolio and recognized an insignificant loss upon liquidation. At December 31, 2010, the fair value of the certificates of deposit was $10.6 million, and they were valued using third-party valuations based on quoted market prices.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At September 30, 2011, these derivatives included caps, call spreads, swaps, and three-way collars, which we account for as economic hedges. Some of our swaps are accounted for as cash flow hedges. As of September 30, 2011, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	October 2011	November 2011 Through March 2012	April 2012 Through October 2012	November 2012 Through March 2013	April 2013 Through October 2013	November 2013 Through March 2014	April 2014 Through October 2014
Approximate percent hedged	45%	65%	53%	49%	45%	31%	32%

Economic Hedges

For derivative instruments that are designated and qualify as economic hedges, the gain or loss on the derivatives are recognized in earnings. The effects of our economic hedging instruments in our Consolidated Statements of Income were as follows (dollars in thousands):

	Gain (Loss) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010	Location of Gain (Loss)
Natural gas contracts	$(439)	$(884)	$244	$(1,502)	Materials, labor, and other operating expenses
Interest rate contracts	—	(1)	—	(43)	Interest expense
Total	$(439)	$(885)	$244	$(1,545)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets and is recognized in "Materials, labor, and other operating expenses" or "Interest expense" in our Consolidated Statements of Income in the period in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the instruments are reclassified out of accumulated other comprehensive income (loss) to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable. The effects of our cash flow hedging instruments in our Consolidated Balance Sheets and Consolidated Statements of Income were as follows (dollars in thousands):

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion)				Gain (Loss) Reclassified From Accumulated OCI Into Earnings
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Location of Gain (Loss) Reclassified From Accumulated OCI Into Earnings
	September 30		September 30		September 30		September 30
	2011	2010	2011	2010	2011	2010	2011	2010
Natural gas contracts (a)	$(1,355)	$—	$(1,355)	$—	$—	$—	$—	$—	Materials, labor, and other operating expenses
Interest rate contracts	—	—	—	—	—	—	—	(422)	Interest expense
Total	$(1,355)	$—	$(1,355)	$—	$—	$—	$—	$(422)

____________

(a)	Based on September 30, 2011, pricing, the estimated pretax loss to be recognized in earnings during the next 12 months is $1.0 million.

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

Fair Values of Derivative Instruments

At September 30, 2011, and December 31, 2010, the fair value of our financial instruments was determined based on applicable interest rates such as LIBOR, interest rate curves, and New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. Interest rate contracts and energy derivatives were valued using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs.

The fair value of our derivative instruments as of September 30, 2011, and December 31, 2010, was as follows (dollars in thousands):

	Level 2: Significant Other Observable Inputs
	Assets		Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Natural gas contracts (a)
Cash flow hedges	$—	$—	$1,355	$—
Economic hedges	—	—	1,812	2,056
Total derivatives	$—	$—	$3,167	$2,056
 ____________

(a)	Recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

13. Retirement and Benefit Plans

The components of net periodic pension benefit costs are as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Service cost	$746	$1,174	$3,224	$3,874
Interest cost	6,385	6,312	19,196	18,967
Expected return on plan assets	(6,179)	(5,786)	(18,402)	(17,455)
Amortization of actuarial loss	1,405	439	4,189	1,334
Amortization of prior service costs and other	13	12	38	38
Plan settlement curtailment loss	—	345	—	345
Company-sponsored plans	2,370	2,496	8,245	7,103
Multiemployer plans	103	103	324	326
Net periodic benefit cost	$2,473	$2,599	$8,569	$7,429

Our funding practice for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we determine to be appropriate considering the funded status of the plan, tax deductibility, our cash flows from operations, and other factors. During the nine months ended September 30, 2011, we contributed $25.7 million to our plans, which exceeds our 2011 estimated pension contribution requirements.

14. Stockholders’ Equity and Capital

Stock Repurchase Programs. During 2011, we announced our intent to repurchase up to $150 million of our common stock through a variety of methods, including in the open market, privately negotiated transactions, or through structured share repurchases. As of September 30, 2011, we had repurchased 13.4 million common shares at an average price per share of $5.71. We recorded the share repurchases in "Treasury stock" on Boise Inc.'s Consolidated Balance Sheets and "Repurchases of common stock" on the Consolidated Statement of Cash Flows.

As part of our $150 million repurchase program, on September 14, 2011, we entered into an equity yield enhancement program that, upon maturity, could result in the repurchase of up to $25 million of our common stock. Under the program, we paid a financial institution $25 million in consideration for the financial institution's obligation to pay us cash or shares of our common stock, depending on the closing market price of our common stock when the agreement expires in December 2011. On that date, if the closing market price of our common stock is above a set strike price, we have the option to either receive our initial $25 million investment, plus a yield that is higher than the short-term money market yield available at the time we entered into the agreement or, net settle in a variable number of shares. If, however, the closing market price of our common stock at the maturity date is at or below a set strike price we will buy back our shares at a price which may be higher or lower than the closing market price of the stock at the contract maturity date. Therefore, at the program's maturity, we will either receive cash or shares from the financial institution. If the contract maturity date had been September 30, 2011, we would have repurchased approximately 4.2 million shares.

We accounted for the contract in equity because the overall transaction relates to our common stock, we can never be obligated to deliver cash to settle the contract because the contract provides us with a choice to net-cash settle or settle in shares, we achieve the same economic result by net settling in cash or shares, and all settlements resulting in an adjustment are commercially reasonable and none of them require cash payments that are not within our control.

Warrants. During 2011, Boise Inc. warrant holders exercised 40.3 million warrants, resulting in the issuance of 38.4 million additional common shares. During 2011, we received cash proceeds of approximately $284.8 million, which increased "Additional paid-in capital" on our Consolidated Balance Sheet at September 30, 2011, compared with December 31, 2010.

Special Dividend. On May 13, 2011, we paid a special cash dividend of $0.40 per share to Boise Inc. shareholders of record at the close of business on May 4, 2011. Total dividends paid were approximately $47.9 million.

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

Pursuant to the Plan, during 2011, we granted a combination of restricted stock, restricted stock units, stock options, and performance units to our directors and key employees as noted below.

Restricted Stock Awards. We granted approximately 140,000 shares of restricted stock and approximately 122,000 restricted stock units (collectively restricted stock), the majority of which are subject to an EBITDA (earnings before interest, taxes, and depreciation, amortization, and depletion) goal and all of which are subject to time-based vesting restrictions. For members of management, 50% of the awards primarily vest in 2013, and the remaining vest in 2014, subject to the provisions of the award agreements. We also granted to our directors approximately 99,000 shares of restricted stock, which will vest in 2012. The fair values of these awards were based on the closing market price of our common stock on the date of grant, and compensation expense is recorded over the awards' vesting periods. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

Stock Option Awards. We granted approximately 363,000 nonqualified stock options to members of management, of which 50% of the option awards vest and become exercisable in 2013, and the remaining vest and become exercisable in 2014. The stock options have a contractual term of ten years. The exercise price of these stock options is between $6.90 and $8.55 per share, which was the closing market price of our common stock on the grant dates. We recognize the grant date fair value of stock options as compensation expense over the awards' vesting periods.

The fair value of the stock options granted during 2011, were between $3.19 and $4.21. We calculated the fair value using a Black-Scholes-Merton option-pricing model based on the market price of our common stock at the grant date and the assumptions specific to the underlying options. We based the expected volatility assumption on our historic stock performance and the volatility of related industry stocks. As this is our first issuance of stock options and our equity shares have been traded for a relatively short period of time, we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life. Therefore, we used the "simplified method" defined in SEC Staff Accounting Bulletin (SAB) No. 107 to determine the expected life assumption for the options. We based the risk-free interest rate upon yields of U.S. Treasury issues with terms similar to the expected life of the options.

The following table presents the assumptions used to calculate the fair value of stock options:

Black-Scholes-Merton assumptions:
Expected volatility	47.50% - 47.85%
Expected life (years)	5.88 - 6.25
Risk-free interest rate	1.66% - 2.48%
Expected dividend yield	—
Performance Unit Awards. We granted members of management approximately 204,000 performance units, subject to adjustment based on the achievement of defined percentages of the two-year average return on net operating assets (RONOA). Because the RONOA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of awards expected to vest. If the RONOA performance criteria are met, 50% of the performance units will vest in 2013, and the remaining will vest in 2014. Any shares not vested on or before March 17, 2014, will be forfeited. We based the fair value of this award on the closing market price of our common stock on the grant date, and we record compensation expense over the awards’ vesting periods. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

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

Compensation expense. Total recognized share-based compensation expense related to restricted stock, performance units, and stock options, net of estimated forfeitures, for the three and nine months ended September 30, 2011 and 2010, is as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Restricted stock and performance units	$794	$940	$2,409	$2,774
Stock options	111	—	267	—
Total share-based compensation expense (a)	$905	$940	$2,676	$2,774
__________

(a)	Most of these costs were recorded in "General and administrative expenses" in our Consolidated Statements of Income.

The unrecognized compensation expense related to restricted stock and performance units was $3.9 million at September 30, 2011, and is expected to be recognized over a weighted average period of 1.6 years. The unrecognized compensation expense related to stock options was $1.1 million at September 30, 2011, and is expected to be recognized over a weighted average period of 2.4 years.

15. New and Recently Adopted Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan. This ASU increases quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective is to enhance transparency about significant multiemployer plans in which an employer participates, the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. This guidance is effective, and shall be applied retrospectively for all prior periods presented, for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We are currently evaluating the impact of ASU 2011-09 on our consolidated financial statements and associated disclosures; however, we do not believe the adoption of this guidance will have a material impact on our financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe the adoption of this update will have a material impact on our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, we will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is to be applied retrospectively and will be effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. We will adopt the provisions of this guidance beginning in January 2012. The adoption of this guidance will result in a change to our current presentation of comprehensive income but will not have an impact on our financial position and results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders' equity in their consolidated financial statements as that provided in the International Accounting Standards Board's new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. generally accepted accounting principles (GAAP). This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that results from applying the ASU to quantify the total effect, if practicable. We are currently evaluating the impact that ASU 2011-04 will have on our financial statement disclosures.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The ASU states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the ASU expands the supplemental pro forma disclosures under FASB ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted this guidance on January 1, 2011, and the adoption did not have a material impact on our financial position or results of operations. See Note 2, Acquisition of Tharco Packaging, Inc., for our pro forma disclosures.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

16. Comprehensive Income

Comprehensive income includes the following (dollars in thousands):

	Boise Inc.
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$28,364	$35,923	$58,955	$36,548
Other comprehensive income, net of tax:
Cash flow hedges	(832)	294	(832)	553
Unfunded accumulated benefit obligation	867	254	2,583	773
Unrealized gains (losses) on short-term investments	—	1	(1)	6
Comprehensive income	$28,399	$36,472	$60,705	$37,880

	BZ Intermediate Holdings LLC
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$28,364	$35,956	$58,955	$37,422
Other comprehensive income, net of tax:
Cash flow hedges	(832)	294	(832)	553
Unfunded accumulated benefit obligation	867	254	2,583	773
Unrealized gains (losses) on short-term investments	—	1	(1)	6
Comprehensive income	$28,399	$36,505	$60,705	$38,754

17. Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K. As discussed in Note 2, Acquisition of Tharco Packaging, Inc., we acquired $257.5 million of assets as part of the Tharco Acquisition on March 1, 2011. Tharco is included in our Packaging segment. Segment operating results for Boise Inc. and BZ Intermediate are identical for all periods presented, except for insignificant differences in their income tax provisions. See below for a reconciliation of Boise Inc. and BZ Intermediate's net income to EBITDA.

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended September 30, 2011	Trade	Related Parties	Inter- segment	Total

Paper	$372.5	$—	$18.1	$390.6	$36.1	$22.5	$58.6
Packaging	238.2	12.3	1.0	251.6	32.0	13.0	45.1
Corporate and Other	8.6	—	9.2	17.8	(6.0)	0.9	(5.2)
	619.4	12.3	28.3	660.1	62.2	36.4	98.5
Intersegment eliminations	—	—	(28.3)	(28.3)	—	—	—
Interest expense	—	—	—	—	(15.7)	—	—
Interest income	—	—	—	—	0.1	—	—
	$619.4	$12.3	$—	$631.7	$46.5	$36.4	$98.5

	Sales					Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended September 30, 2010	Trade		Related Parties	Inter- segment	Total

Paper	$370.0		$—	$18.2	$388.2	$56.9	(b)	$21.9	$78.8	(b)
Packaging	165.7		10.6	0.8	177.1	24.8	(b)	9.6	34.4	(b)
Corporate and Other	7.8		—	8.8	16.6	(4.3)		1.0	(3.3)
	543.5		10.6	27.8	581.9	77.4		32.5	109.8
Intersegment eliminations	—	—	—	(27.8)	(27.8)	—		—	—
Interest expense	—		—	—	—	(16.1)		—	—
Interest income	—		—	—	—	0.1		—	—
	$543.5		$10.6	$—	$554.1	$61.4		$32.5	$109.8

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Nine Months Ended September 30, 2011	Trade	Related Parties	Inter- segment	Total

Paper	$1,084.4	$—	$52.4	$1,136.8	$90.3		$66.9	$157.1
Packaging	664.6	31.1	2.6	698.3	73.2	(a)	36.9	110.0	(a)
Corporate and Other	23.5	—	27.1	50.6	(18.6)		2.7	(15.9)
	1,772.5	31.1	82.1	1,885.7	144.8		106.4	251.3
Intersegment eliminations	—	—	(82.1)	(82.1)	—		—	—
Interest expense	—	—	—	—	(48.2)		—	—
Interest income	—	—	—	—	0.2		—	—
	$1,772.5	$31.1	$—	$1,803.6	$96.9		$106.4	$251.3

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Nine Months Ended September 30, 2010	Trade	Related Parties	Inter- segment	Total

Paper	$1,057.7	$—	$48.1	$1,105.9	$112.5	(b)	$65.1	$177.6	(b)
Packaging	462.6	26.7	2.1	491.4	36.1	(b)	28.9	65.0	(b)
Corporate and Other	20.0	2.7	26.9	49.6	(14.1)		2.9	(11.2)
	1,540.4	29.4	77.2	1,646.9	134.5		96.9	231.4
Intersegment eliminations	—	—	(77.2)	(77.2)	—		—	—
Loss on extinguishment of debt	—	—	—	—	(22.2)	(b)	—	(22.2)	(b)
Interest expense	—	—	—	—	(48.8)		—	—
Interest income	—	—	—	—	0.2		—	—
	$1,540.4	$29.4	$—	$1,569.7	$63.8		$96.9	$209.2
____________

(a)	The nine months ended September 30, 2011, included $2.2 million of expense related to inventory purchase price accounting adjustments.

(b)
The three and nine months ended September 30, 2010, included $0.9 million and, $1.5 million of expense related to the change in fair value of energy hedges, of which $0.7 million and $1.3 million, respectively, was recorded in the Paper segment and $0.1 million and $0.2 million, respectively, was recorded in the Packaging segment.

The nine months ended September 30, 2010, included $22.2 million of noncash expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(c)
EBITDA represents income before interest (interest expense and interest income), income tax provision, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income, income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA (dollars in millions):

	Boise Inc.
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$28.4	$35.9	$59.0	$36.5
Interest expense	15.7	16.1	48.2	48.8
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Income tax provision	18.1	25.5	37.9	27.2
Depreciation, amortization, and depletion	36.4	32.5	106.4	96.9
EBITDA	$98.5	$109.8	$251.3	$209.2

	BZ Intermediate Holdings LLC
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$28.4	$36.0	$59.0	$37.4
Interest expense	15.7	16.1	48.2	48.8
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Income tax provision	18.1	25.4	37.9	26.3
Depreciation, amortization, and depletion	36.4	32.5	106.4	96.9
EBITDA	$98.5	$109.8	$251.3	$209.2

18. Commitments, Guarantees, and Legal Proceedings

Commitments

We have financial commitments for leases and long-term debt that are disclosed in Note 6, Leases, and Note 11, Debt. We are party to a number of wood fiber and utilities contracts that are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities. At September 30, 2011, there have been no material changes to our commitments outside of the normal course of business, except as disclosed in Note 19, Subsequent Event.

Guarantees

We provide guarantees, indemnifications, and assurances to others in the normal course of our business. See Note 11, Debt, and Note 22, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K for a description of the guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2011, there have been no material changes to the guarantees disclosed in the 2010 Form 10-K.

Legal Proceedings

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

19. Subsequent Event

On October 2, 2011, through our wholly owned subsidiary Boise Paper Holdings, L.L.C., we entered into a Purchase Agreement (Agreement) with Pregis Corporation to purchase its Hexacomb packaging business (the Hexacomb Acquisition). Hexacomb is a leader in kraft paper-based honeycomb protective packaging products. We expect to acquire Hexacomb for a purchase price of $125 million, subject to the adjustments set forth in the Agreement. The Hexacomb Acquisition is expected to be financed with existing cash and we anticipate closing in fourth quarter 2011.

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

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended September 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,759	$613,899	$1,738	$—	$619,396
Intercompany	—	—	—	26,814	(26,814)	—
Related parties	—	—	—	12,346	—	12,346
	—	3,759	613,899	40,898	(26,814)	631,742

Costs and expenses
Materials, labor, and other operating expenses	—	3,570	466,232	40,897	(26,814)	483,885
Fiber costs from related parties	—	—	4,786	—	—	4,786
Depreciation, amortization, and depletion	—	699	35,675	—	—	36,374
Selling and distribution expenses	—	—	29,717	82	—	29,799
General and administrative expenses	—	5,964	8,432	—	—	14,396
Other (income) expense, net	—	359	(399)	(90)	—	(130)
	—	10,592	544,443	40,889	(26,814)	569,110

Income (loss) from operations	—	(6,833)	69,456	9	—	62,632

Foreign exchange gain (loss)	—	(588)	106	—	—	(482)
Interest expense	—	(15,725)	—	—	—	(15,725)
Interest expense—intercompany	—	(48)	—	(4)	52	—
Interest income	—	56	2	—	—	58
Interest income—intercompany	—	4	48	—	(52)	—
	—	(16,301)	156	(4)	—	(16,149)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,134)	69,612	5	—	46,483
Income tax provision	—	(18,120)	1	—	—	(18,119)

Income (loss) before equity in net income (loss) of affiliates	—	(41,254)	69,613	5	—	28,364
Equity in net income (loss) of affiliates	28,364	69,618	—	—	(97,982)	—
Net income (loss)	$28,364	$28,364	$69,613	$5	$(97,982)	$28,364

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended September 30, 2010
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,697	$537,766	$2,042	$—	$543,505
Intercompany	—	—	—	28,883	(28,883)	—
Related parties	—	—	—	10,550	—	10,550
	—	3,697	537,766	41,475	(28,883)	554,055

Costs and expenses
Materials, labor, and other operating expenses	—	3,523	396,732	41,475	(28,883)	412,847
Fiber costs from related parties	—	—	4,905	—	—	4,905
Depreciation, amortization, and depletion	—	824	31,633	—	—	32,457
Selling and distribution expenses	—	—	13,827	57	—	13,884
General and administrative expenses	—	4,709	7,885	—	—	12,594
Other income	—	171	321	(110)	—	382
	—	9,227	455,303	41,422	(28,883)	477,069

Income (loss) from operations	—	(5,530)	82,463	53	—	76,986

Foreign exchange loss	—	347	39	—	—	386
Interest expense	—	(16,100)	—	—	—	(16,100)
Interest expense—intercompany	—	(55)	—	(4)	59	—
Interest income	—	103	2	—	—	105
Interest income—intercompany	—	4	55	—	(59)	—
	—	(15,701)	96	(4)	—	(15,609)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(21,231)	82,559	49	—	61,377
Income tax provision	—	(25,409)	(21)	9	—	(25,421)

Income (loss) before equity in net income (loss) of affiliates	—	(46,640)	82,538	58	—	35,956
Equity in net income (loss) of affiliates	35,956	82,596	—	—	(118,552)	—
Net income (loss)	$35,956	$35,956	$82,538	$58	$(118,552)	$35,956

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income (Loss)
For the Nine Months Ended September 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$11,028	$1,756,962	$4,510	$—	$1,772,500
Intercompany	—	—	—	72,213	(72,213)	—
Related parties	—	—	—	31,140	—	31,140
	—	11,028	1,756,962	107,863	(72,213)	1,803,640

Costs and expenses
Materials, labor, and other operating expenses	—	10,470	1,371,836	107,863	(72,213)	1,417,956
Fiber costs from related parties	—	—	13,609	—	—	13,609
Depreciation, amortization, and depletion	—	2,235	104,203	—	—	106,438
Selling and distribution expenses	—	—	78,412	243	—	78,655
General and administrative expenses	—	17,307	24,408	—	—	41,715
Other (income) expense, net	—	1,772	(1,373)	(265)	—	134
	—	31,784	1,591,095	107,841	(72,213)	1,658,507

Income (loss) from operations	—	(20,756)	165,867	22	—	145,133

Foreign exchange gain (loss)	—	(507)	212	—	—	(295)
Interest expense	—	(48,164)	—	—	—	(48,164)
Interest expense—intercompany	—	(141)	—	(11)	152	—
Interest income	—	204	6	—	—	210
Interest income—intercompany	—	11	141	—	(152)	—
	—	(48,597)	359	(11)	—	(48,249)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(69,353)	166,226	11	—	96,884
Income tax provision	—	(37,874)	(55)	—	—	(37,929)

Income (loss) before equity in net income (loss) of affiliates	—	(107,227)	166,171	11	—	58,955
Equity in net income (loss) of affiliates	58,955	166,182	—	—	(225,137)	—
Net income (loss)	$58,955	$58,955	$166,171	$11	$(225,137)	$58,955

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income (Loss)
For the Nine Months Ended September 30, 2010
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$8,468	$1,527,033	$4,867	$—	$1,540,368
Intercompany	—	—	—	83,271	(83,271)	—
Related parties	—	2,364	332	26,657	—	29,353
	—	10,832	1,527,365	114,795	(83,271)	1,569,721

Costs and expenses
Materials, labor, and other operating expenses	—	10,723	1,198,679	114,795	(83,271)	1,240,926
Fiber costs from related parties	—	—	19,904	—	—	19,904
Depreciation, amortization, and depletion	—	2,504	94,351	—	—	96,855
Selling and distribution expenses	—	—	41,705	167	—	41,872
General and administrative expenses	—	14,103	22,519	—	—	36,622
Other (income) expense, net	—	188	(256)	(170)	—	(238)
	—	27,518	1,376,902	114,792	(83,271)	1,435,941

Income (loss) from operations	—	(16,686)	150,463	3	—	133,780

Foreign exchange gain	—	710	40	—	—	750
Loss on extinguishment of debt	—	(22,225)	—	—	—	(22,225)
Interest expense	—	(48,752)	—	—	—	(48,752)
Interest expense—intercompany	—	(154)	—	(12)	166	—
Interest income	—	198	5	—	—	203
Interest income—intercompany	—	12	154	—	(166)	—
	—	(70,211)	199	(12)	—	(70,024)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(86,897)	150,662	(9)	—	63,756
Income tax provision	—	(26,283)	(60)	9	—	(26,334)

Income (loss) before equity in net income (loss) of affiliates	—	(113,180)	150,602	—	—	37,422
Equity in net income (loss) of affiliates	37,422	150,602	—	—	(188,024)	—
Net income (loss)	$37,422	$37,422	$150,602	$—	$(188,024)	$37,422

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at September 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$166,208	$3,075	$345	$—	$169,628
Receivables
Trade, less allowances	—	1,344	233,381	1,429	—	236,154
Intercompany	—	—	—	1,860	(1,860)	—
Other	—	2,419	4,553	4	—	6,976
Inventories	—	4	290,393	—	—	290,397
Deferred income taxes	—	18,856	—	—	—	18,856
Prepaid and other	—	7,626	4,181	2	—	11,809
	—	196,457	535,583	3,640	(1,860)	733,820

Property
Property and equipment, net	—	6,442	1,202,057	—	—	1,208,499
Fiber farms and deposits	—	—	20,694	—	—	20,694
	—	6,442	1,222,751	—	—	1,229,193

Deferred financing costs	—	26,025	—	—	—	26,025
Goodwill	—	—	103,242	—	—	103,242
Intangible assets, net	—	—	97,316	—	—	97,316
Investments in affiliates	851,305	1,679,698	—	—	(2,531,003)	—
Other assets	—	5,365	2,875	—	—	8,240
Total assets	$851,305	$1,913,987	$1,961,767	$3,640	$(2,532,863)	$2,197,836

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at September 30, 2011 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$103,125	$—	$—	$—	$103,125
Income taxes payable	—	(758)	885	2	—	129
Accounts payable
Trade	—	10,822	176,294	3,491	—	190,607
Intercompany	—	—	1,860	—	(1,860)	—
Accrued liabilities
Compensation and benefits	—	21,523	36,476	—	—	57,999
Interest payable	—	23,509	—	—	—	23,509
Other	—	4,513	18,807	142	—	23,462
	—	162,734	234,322	3,635	(1,860)	398,831

Debt
Long-term debt, less current portion	—	647,456	—	—	—	647,456

Other
Deferred income taxes	—	114,263	32,828	(8)	—	147,083
Compensation and benefits	—	101,629	89	—	—	101,718
Other long-term liabilities	—	36,600	14,843	—	—	51,443
	—	252,492	47,760	(8)	—	300,244

Commitments and contingent liabilities

Capital
Business unit equity	851,305	851,305	1,679,685	13	(2,531,003)	851,305

Total liabilities and capital	$851,305	$1,913,987	$1,961,767	$3,640	$(2,532,863)	$2,197,836

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2010
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$166,410	$6	$417	$—	$166,833
Short-term investments	—	10,621	—	—	—	10,621
Receivables
Trade, less allowances	—	1,004	187,502	83	—	188,589
Intercompany	—	—	2	1,634	(1,636)	—
Other	—	331	3,504	4	—	3,839
Inventories	—	15	261,456	—	—	261,471
Deferred income taxes	—	16,651	—	7	—	16,658
Prepaid and other	—	4,697	517	—	—	5,214
	—	199,729	452,987	2,145	(1,636)	653,225

Property
Property and equipment, net	—	5,952	1,193,083	—	—	1,199,035
Fiber farms and deposits	—	—	18,285	—	—	18,285
	—	5,952	1,211,368	—	—	1,217,320

Deferred financing costs	—	30,396	—	—	—	30,396
Intangible assets, net	—	—	29,605	—	—	29,605
Investments in affiliates	655,332	1,479,253	—	—	(2,134,585)	—
Other assets	—	5,175	3,269	—	—	8,444
Total assets	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2010 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$43,750	$—	$—	$—	$43,750
Income taxes payable	—	(818)	898	2	—	82
Accounts payable
Trade	—	13,513	163,710	1,991	—	179,214
Intercompany	—	2	1,634	—	(1,636)	—
Accrued liabilities
Compensation and benefits	—	23,081	31,493	—	—	54,574
Interest payable	—	10,535	—	—	—	10,535
Other	—	5,336	10,645	142	—	16,123
	—	95,399	208,380	2,135	(1,636)	304,278

Debt
Long-term debt, less current portion	—	738,081	—	—	—	738,081

Other
Deferred income taxes	—	78,959	492	—	—	79,451
Compensation and benefits	—	121,318	—	—	—	121,318
Other long-term liabilities	—	31,416	9,114	—	—	40,530
	—	231,693	9,606	—	—	241,299

Commitments and contingent liabilities

Capital
Business unit equity	655,332	655,332	1,479,243	10	(2,134,585)	655,332

Total liabilities and capital	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$58,955	$58,955	$166,171	$11	$(225,137)	$58,955
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(58,955)	(166,182)	—	—	225,137	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	6,920	104,203	—	—	111,123
Share-based compensation expense	—	2,676	—	—	—	2,676
Pension expense	—	8,569	—	—	—	8,569
Deferred income taxes	—	33,950	—	—	—	33,950
Change in fair value of energy derivatives	—		(244)	—	—	(244)
Other	—	525	792	—	—	1,317
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(1,089)	(15,274)	(1,572)	224	(17,711)
Inventories	—	11	(10,009)	—	—	(9,998)
Prepaid expenses	—	856	(2,155)	(2)	—	(1,301)
Accounts payable and accrued liabilities	—	6,233	3,110	1,500	(224)	10,619
Current and deferred income taxes	—	1,782	(13)	(1)	—	1,768
Pension payments	—	(25,659)	—	—	—	(25,659)
Other	—	(1,423)	2,904	—	—	1,481
Cash provided by (used for) operations	—	(73,876)	249,485	(64)	—	175,545

Cash provided by (used for) investment
Acquisitions of businesses and facilities, net of cash acquired	—	—	(201,289)	—	—	(201,289)
Expenditures for property and equipment	—	(2,458)	(81,411)	—	—	(83,869)
Purchases of short-term investments	—	(3,494)	—	—	—	(3,494)
Maturities of short-term investments	—	14,114	—	—	—	14,114
Sales of assets	—	—	1,757	—	—	1,757
Other	—	(507)	256	—	—	(251)
Cash provided by (used for) investment	—	7,655	(280,687)	—	—	(273,032)

Cash provided by (used for) financing
Issuances of long-term debt	—	75,000	—	—	—	75,000
Payments of long-term debt	—	(106,250)	—	—	—	(106,250)
Payments of deferred financing costs	—	(160)	—	—	—	(160)
Proceeds from Boise Inc., net	135,541	—	—	—	—	135,541
Due to (from) affiliates	(135,541)	101,278	34,271	(8)	—	—
Other	—	(3,849)	—	—	—	(3,849)
Cash provided by (used for) financing	—	66,019	34,271	(8)	—	100,282

Increase in cash and cash equivalents	—	(202)	3,069	(72)	—	2,795
Balance at beginning of the period	—	166,410	6	417	—	166,833
Balance at end of the period	$—	$166,208	$3,075	$345	$—	$169,628

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$37,422	$37,422	$150,602	$—	$(188,024)	$37,422
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(37,422)	(150,602)	—	—	188,024	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	8,505	94,351	—	—	102,856
Share-based compensation expense	—	2,774	—	—	—	2,774
Pension expense	—	7,429	—	—	—	7,429
Deferred income taxes	—	26,316	—	(9)	—	26,307
Change in fair value of energy derivatives	—	—	1,502	—	—	1,502
Other	—	(665)	40	—	—	(625)
Loss on extinguishment of debt	—	22,225	—	—	—	22,225
Decrease (increase) in working capital
Receivables	—	1,018	21,343	(1,290)	654	21,725
Inventories	—	3	(4,805)	—	—	(4,802)
Prepaid expenses	—	5,356	(1,699)	(2)	—	3,655
Accounts payable and accrued liabilities	—	12,970	(152)	1,441	(654)	13,605
Current and deferred income taxes	—	(582)	54	—	—	(528)
Pension payments	—	(18,463)	—	—	—	(18,463)
Other	—	1,060	(852)	—	—	208
Cash provided by (used for) operations	—	(45,234)	260,384	140	—	215,290

Cash provided by (used for) investment
Expenditures for property and equipment	—	(2,306)	(64,391)	—	—	(66,697)
Purchases of short-term investments	—	(17,675)	—	—	—	(17,675)
Maturities of short-term investments	—	17,090	—	—	—	17,090
Sales of assets	—	—	646	—	—	646
Other	—	706	983	—	—	1,689
Cash used for investment	—	(2,185)	(62,762)	—	—	(64,947)

Cash provided by (used for) financing
Issuances of long-term debt	—	300,000	—	—	—	300,000
Payments of long-term debt	—	(327,846)	—	—	—	(327,846)
Payments of deferred financing costs	—	(11,861)	—	—		(11,861)
Due to (from) affiliates	—	197,635	(197,649)	14	—	—
Other	—	(6,580)	—	—	—	(6,580)
Cash provided by (used for) financing	—	151,348	(197,649)	14	—	(46,287)

Increase (decrease) in cash and cash equivalents	—	103,929	(27)	154	—	104,056
Balance at beginning of the period	—	69,071	33	289	—	69,393
Balance at end of the period	$—	$173,000	$6	$443	$—	$173,449

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2010 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). Except where otherwise indicated, this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided with respect to Boise Inc., which has materially the same financial condition and results of operations as BZ Intermediate Holdings LLC (BZ Intermediate) except for income taxes and common stock activity. We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

In this filing, unless the context indicates otherwise, the terms "Company," "we," "us," "our," or "Boise" refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate. Boise Inc. is a large, diverse United States-based manufacturer of paper and packaging products, headquartered in Boise, Idaho. Our operations began on February 22, 2008, when entities controlled by Boise Cascade Holdings, L.L.C. (Boise Cascade) sold their paper and packaging assets. On March 1, 2011, we expanded our presence in packaging markets when our wholly owned subsidiary, Boise Paper Holdings, L.L.C. (Boise Paper Holdings), acquired 100% of the outstanding stock of Tharco Packaging, Inc. (Tharco) for a preliminary purchase price of $201.3 million (the Tharco Acquisition). The acquisition extended our geographical reach from the Pacific Northwest to California, Colorado, Arizona, and Georgia, and will increase our containerboard integration from approximately 70% to approximately 85%. See Note 2, Acquisition of Tharco Packaging, Inc., of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item I. Financial Statements" of this Form 10-Q for further information related to the acquisition. See "Executive Summary" below for more information.

We operate and report our results in three reportable segments: Paper, Packaging, and Corporate and Other (support services). See Note 17, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q for more information related to our segments.

Executive Summary

During third quarter 2011, we reported record sales and operating income in our Packaging segment, generated $49.3 million in operating cash flow less capital expenditures, utilized $76.3 million in cash to repurchase 13.4 million outstanding common shares and, in October, announced the acquisition of Hexacomb. Year to date, we have generated $91.7 million of operating cash flow less capital expenditures.

Net income for the three months ended September 30, 2011, was $28.4 million, compared with $35.9 million for the three months ended September 30, 2010. Excluding the special items disclosed in the table below, net income for the three months ended September 30, 2011, was $28.4 million, compared with $36.6 million for the three months ended September 30, 2010. The decrease in net income before special items was due to increased chemical and fiber costs, offset partially by higher sales prices across the majority of our products and income related to the Tharco Acquisition.

Net income totaled $59.0 million for the nine months ended September 30, 2011, compared with $36.5 million for the nine months ended September 30, 2010. Excluding the special items disclosed in the table below, net income for the nine months ended September 30, 2011, was $60.3 million, compared with $51.0 million for the nine months ended September 30, 2010. The increase in net income before special items was due primarily to increased sales and operating income in our Packaging segment driven by the acquisition of Tharco on March 1, 2011, and higher product pricing. During the three and nine months ended September 30, 2011, net selling prices of segment linerboard improved $29 and $85 per short ton, compared with the same periods in the prior year, as we benefited from price increases implemented in the latter part of 2010. Increased income in our Packaging segment was offset partially by lower operating income in our Paper segment, which was affected by higher input costs and continued declines in U.S. industry demand for uncoated freesheet.

We had no scheduled maintenance outages during the third quarter and have one remaining planned outage at our Jackson, Alabama, mill in the fourth quarter.

During third quarter 2011, we announced our intent to repurchase up to $150 million of Boise's outstanding common stock through a variety of methods, including in the open market, privately negotiated transactions, or through structured share repurchases. As of September 30, 2011, we had repurchased 13.4 million common shares at an average price of $5.71 per share and as of October 31, 2011, we had repurchased 15.0 million common shares at an average price of $5.65 per share.

On October 3, 2011, we announced that our board of directors approved an agreement under which we will acquire the Hexacomb packaging business of Pregis Corporation, a leader in kraft paper-based honeycomb protective packaging products, for $125 million (the Hexacomb Acquisition) using existing cash. We expect the transaction to close in fourth quarter 2011. The Hexacomb Acquisition expands our position in the protective packaging market, provides a platform for further growth, and coupled with the Tharco Acquisition, will further increase our vertical integration within our existing packaging business.

Demand for Our Products

U.S. industry demand for uncoated freesheet paper declined during the first nine months of 2011, compared with the first nine months of 2010. According to the American Forest & Paper Association (AF&PA), as of September 2011, U.S. industry shipments were down 3%, compared with the same period in 2010. Year-to-date industry operating rates for 2011, measured as total uncoated freesheet paper shipments in the U.S. as a percentage of total capacity, were at 89%. Demand for commodity communication papers has been negatively affected by soft macroeconomic conditions and elevated unemployment and continues to be negatively affected by the secular shift to electronic media for communications. The long-term demand for printing and converting products has also been negatively affected by weak macroeconomic conditions and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reductions in uncoated freesheet paper industry capacity in recent years, and that trend continued in third quarter 2011. Compared with prior years, U.S. uncoated freesheet paper inventories remained low at approximately 855,000 short tons in September 2011, compared with 839,000 and 965,000 short tons, respectively, in June 2011 and December 2010.

Our uncoated freesheet net selling prices were flat in third quarter 2011, compared with third quarter 2010, driven by improved pricing across our cut-size office paper. Total uncoated freesheet sales volumes were 312,000 short tons in third quarter 2011, a decrease of 2% versus the prior-year period.

U.S. industry containerboard demand was flat during the first half of 2011. While absolute industry box shipments in the U.S. increased 0.4% through September 2011, box shipments were down 0.1% on an average-week basis, compared with the same period in 2010. Year-to-date industry operating rates through September 2011, measured as total production in the U.S. as a percentage of total capacity, were at 98%, according to AF&PA. Total U.S. containerboard inventories were 2.3 million short tons in September 2011, compared with 2.2 million and 2.3 million short tons in June 2011 and December 2010, respectively.

Compared with third quarter 2010, our linerboard net selling prices to third parties increased 7% compared with third quarter 2011, due to price increases which were realized during the latter part of 2010. Linerboard sales volumes to third parties were 55,000 short tons in third quarter 2011, up 15%, compared with third quarter 2010, driven by increased production of linerboard and solid demand in linerboard export markets.

Packaging demand in our agriculture, food, and beverage markets has historically been less correlated to broad economic activity. Demand in these markets were flat in the third quarter and modestly increased during the first nine months of 2011, compared with the same periods in 2010, due to colder than normal weather during the spring, which delayed some crop harvests in the second and third quarters. Demand in our containerboard export markets and industrial corrugated markets, including markets in which Tharco operates, is more closely aligned with general economic activity. These markets remained stable through the first nine months of 2011, compared with the same period in 2010.

Net Selling Prices and Input Costs

During third quarter 2011, we began to benefit from a $60-per-ton price increase announced during second quarter across our cut-size office papers, which constitute the majority of our uncoated freesheet sales volumes. As we exited the third quarter, cut-size pricing began to decline as a result of softening demand late in the quarter.

Compared with third quarter 2010, prices for some key commodity chemicals increased. Diesel prices also increased, which increased freight costs on both inbound raw materials and outbound finished goods. Prices for natural gas declined, compared with third quarter 2010. Fiber costs increased in third quarter 2011, compared with 2010, driven by higher wood and purchased pulp prices. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.

Operational Outlook

During the first nine months of 2011, we experienced rising freight and input costs, including increased prices for chemicals and fiber in our Paper segment. As we look forward, our focus will be to aggressively manage input cost inflation, complete the Hexacomb Acquisition, continue to integrate Tharco's operations, and to continue to pursue growth opportunities in our Packaging segment to improve our competitive position. We expect continued growth in our premium office, label and release, and flexible packaging papers to offset declining demand in commodity paper markets. We continue to monitor regulatory and competitive developments that affect our industry to determine potential impacts on our businesses.

Financial Results and Special Items

The following table sets forth our financial results for the three and nine months ended September 30, 2011 and 2010 (dollars in millions, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Sales	$631.7	$554.1	$1,803.6	$1,569.7
Net income	28.4	35.9	59.0	36.5
Net income per diluted share	0.24	0.43	0.55	0.43
Net income excluding special items	28.4	36.6	60.3	51.0
Net income excluding special items per diluted share	0.24	0.44	0.56	0.61
EBITDA	98.5	109.8	251.3	209.2
EBITDA excluding special items	98.5	110.9	253.5	232.8

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

We believe that using this information, along with our comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income to EBITDA and EBITDA to EBITDA excluding special items for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$28.4	$35.9	$59.0	$36.5
Interest expense	15.7	16.1	48.2	48.8
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Income tax provision	18.1	25.5	37.9	27.2
Depreciation, amortization, and depletion	36.4	32.5	106.4	96.9
EBITDA	$98.5	$109.8	$251.3	$209.2

Inventory purchase accounting expense	$—	$—	$2.2	$—
St. Helens mill restructuring	—	0.2	—	(0.1)
Change in fair value of energy hedges	—	0.9	—	1.5
Loss on extinguishment of debt	—	—	—	22.2
EBITDA excluding special items	$98.5	$110.9	$253.5	$232.8

The following table reconciles net income to net income excluding special items and presents net income excluding special items per diluted share for the three and nine months ended September 30, 2011 and 2010 (dollars and shares in millions, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$28.4	$35.9	$59.0	$36.5
Inventory purchase accounting expense	—	—	2.2	—
Change in fair value of energy hedges	—	0.9	—	1.5
St. Helens mill restructuring	—	0.2	—	(0.1)
Loss on extinguishment of debt	—	—	—	22.2
Tax provision for special items (a)	—	(0.4)	(0.9)	(9.2)
Net income excluding special items	$28.4	$36.6	$60.3	$51.0

Weighted average common shares outstanding: diluted	118.0	84.1	106.8	84.1
Net income excluding special items per diluted share	$0.24	$0.44	$0.56	$0.61
 ____________

(a)	Special items are tax effected in the aggregate at an assumed combined federal and state statutory rate in effect for the period.

Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, electronic substitution, and relative currency values.

•	Competing technologies that affect the demand for our products.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, including wood fiber, energy, and chemicals.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Our customer concentration and the ability of our customers to pay.

•	Labor and personnel relations.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Integration of acquisitions.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Major equipment failure or significant operational setbacks.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in "Part I, Item 1A. Risk Factors" in our 2010 Annual Report on Form 10-K.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2011 and 2010 (dollars in millions, except percent-of-sales data):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Sales
Trade	$619.4	$543.5	$1,772.5	$1,540.4
Related parties	12.3	10.6	31.1	29.4
	631.7	554.1	1,803.6	1,569.7

Costs and expenses
Materials, labor, and other operating expenses	483.9	412.8	1,418.0	1,240.9
Fiber costs from related parties	4.8	4.9	13.6	19.9
Depreciation, amortization, and depletion	36.4	32.5	106.4	96.9
Selling and distribution expenses	29.8	13.9	78.7	41.9
General and administrative expenses	14.4	12.6	41.7	36.6
Other (income) expense, net	(0.1)	0.4	0.1	(0.2)
	569.1	477.1	1,658.5	1,435.9

Income from operations	$62.6	$77.0	$145.1	$133.8

Sales
Trade	98.0%	98.1%	98.3%	98.1%
Related parties	2.0	1.9	1.7	1.9
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	76.6%	74.5%	78.6%	79.1%
Fiber costs from related parties	0.8	0.9	0.8	1.3
Depreciation, amortization, and depletion	5.8	5.9	5.9	6.2
Selling and distribution expenses	4.7	2.5	4.4	2.7
General and administrative expenses	2.3	2.3	2.3	2.3
Other (income) expense, net	—	0.1	—	—
	90.1%	86.1%	92.0%	91.5%

Income from operations	9.9%	13.9%	8.0%	8.5%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and nine months ended September 30, 2011 and 2010 (in thousands of short tons and dollars per short ton, except corrugated containers and sheets):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Sales Volumes

Paper
Uncoated freesheet	312	318	936	942
Containerboard (medium)	35	34	101	97
Market pulp	31	27	70	59
	378	380	1,107	1,098

Packaging
Containerboard (linerboard)	55	48	173	164
Newsprint	58	59	172	171
Corrugated containers and sheets (mmsf) (a)	2,284	1,741	6,423	5,044

Sales Prices (b)

Paper
Uncoated freesheet	$1,003	$1,000	$989	$970
Containerboard (medium)	483	502	480	458
Market pulp	574	563	597	552

Packaging
Containerboard (linerboard)	$427	$398	$426	$341
Newsprint	541	511	541	477
Corrugated containers and sheets ($/msf)	70	59	67	56
 ____________

(a)	The increase in corrugated containers and sheets sales volumes in 2011 is due to the inclusion of Tharco's operations after the acquisition date of March 1, 2011.

(b)
Average net selling prices for our principal products represent sales less freight costs, discounts, and allowances. Segment revenues, as reported in Note 17, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q include fees for shipping and handling charged to customers for sales transactions.

Operating Results

Sales

For the three months ended September 30, 2011, total sales increased $77.6 million, or 14%, to $631.7 million, compared with $554.1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, total sales increased $233.9 million, or 15%, to $1,803.6 million from $1,569.7 million for the nine months ended September 30, 2010. The increase was a result of increased sales from our acquisition of Tharco in first quarter 2011, as well as higher net selling prices for segment linerboard, newsprint, and corrugated products.

Paper. Sales increased $2.4 million, or 1%, to $390.6 million from $388.2 million for the three months ended September 30, 2010. The modest increase was due to higher sales prices and volumes of market pulp. Net sales prices for uncoated freesheet in third quarter 2011 were relatively flat, compared with third quarter 2010, as commodity uncoated freesheet net sales prices decreased 1% and premium and specialty net sales prices increased 2%. Overall, uncoated freesheet sales volumes decreased 2% during third quarter 2011, compared with the same period in 2010, as a 5% decline in commodity sales volumes was offset partially by 3% growth in premium and specialty sales volumes. Increased premium and specialty sales volumes were a result of 5% growth in combined sales volumes of premium office, label and release, and flexible packaging papers, which represented 33% of our total third quarter 2011 uncoated freesheet sales volumes.

Sales increased $30.9 million, or 3%, to $1,136.8 million, compared with $1,105.9 million for the nine months ended September 30, 2010. The increase was due to higher sales prices for all of the products we manufacture and distribute. Compared with the same period a year ago, overall net sales prices for uncoated freesheet increased 2%, driven by a 4% increase in premium and specialty net sales prices. Commodity uncoated freesheet net sales prices were flat. Overall, uncoated freesheet sales volumes declined 1%, compared with the prior-year period, as the 3% growth in premium and specialty sales volumes was offset by a 3% decline in commodity sales volumes. Premium and specialty sales volumes increased due to a 4% growth in the combined sales volumes of premium office, label and release, and flexible packaging papers, which represented 32% of our total uncoated freesheet sales volumes for the first nine months of 2011.

Packaging. Sales increased $74.5 million, or 42%, to a record, $251.6 million, compared with $177.1 million for the three months ended September 30, 2010. Approximately 90% of the 42% increase related to the Tharco acquisition. Other drivers included a 7% increase in segment linerboard net selling prices, a 6% increase in newsprint net selling prices, and a 2% increase in corrugated product prices, excluding Tharco.

Sales increased $206.9 million, or 42%, to $698.3 million, compared with $491.4 million for the nine months ended September 30, 2010. A large portion of the increase was the result of our acquisition of Tharco, which accounted for approximately 77% of the 42% sales increase. Other drivers included a 25% increase in segment linerboard net selling prices, a 13% increase in newsprint net selling prices, and a 5% increase in corrugated product prices, excluding Tharco.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $70.9 million to $488.7 million for the three months ended September 30, 2011, compared with $417.8 million for the three months ended September 30, 2010. Compared with the nine months ended September 30, 2010, materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $170.7 million to $1,431.6 million. In both periods, the increase primarily related to operating costs associated with the newly acquired Tharco operations. Higher chemical and fiber costs in our Paper segment also contributed to the increase.

Set forth below is a breakout of our fiber (including rollstock consumed in our corrugated operations), energy, and chemical costs for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Fiber	$143,718	$119,138	$397,647	$351,797
Energy	52,151	52,379	157,607	163,885
Chemicals	63,780	54,568	174,625	153,503
Total	$259,649	$226,085	$729,879	$669,185

Total fiber, energy and chemical costs for the three months ended September 30, 2011, increased $33.5 million compared with the same period in 2010. This increase was driven by fiber costs associated with Tharco and higher chemical costs and fiber costs in our Paper segment. Compared with the nine months ended September 30, 2010 total fiber, energy, and chemical costs increased $60.7 million. This increase was largely driven by fiber costs associated with Tharco, increased chemical costs, and higher fiber costs in our Paper segment, offset partially by lower energy costs.

Fiber. Costs for fiber, including rollstock consumed in our corrugated operations, increased $7.3 million in our Paper segment and $17.2 million in our Packaging segment, compared with the three months ended September 30, 2010. Cost drivers in our Packaging segment included increased costs for purchased containerboard rollstock as a result of the Tharco Acquisition, offset partially by lower wood costs. In our Paper segment, fiber costs increased as a result of higher prices of wood, purchased pulp and secondary fiber, offset partially by lower consumption of purchased pulp. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased in third quarter 2011, compared with third quarter 2010. Higher diesel costs increase the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

In the Pacific Northwest, our fiber costs increased in third quarter 2011, compared with third quarter 2010, as tighter supply in the region due to continued slowback of sawmill production resulted in higher prices for wood. In Minnesota, our overall fiber costs increased modestly in third quarter 2011, compared with third quarter 2010, due to increased prices for wood and purchased pulp. Purchased pulp consumption decreased as a result of higher pulp production.

Compared with third quarter 2010, total fiber costs at our DeRidder, Louisiana, mill decreased due to lower prices for and consumption of wood fiber, offset partially by increased prices for and consumption of recycled fiber. In Alabama, fiber costs were flat in third quarter 2011, compared with third quarter 2010, driven by reduced consumption of purchased pulp and recycled fiber, offset by higher prices for these materials.

Compared with the nine months ended September 30, 2010, fiber costs increased $3.5 million in our Paper segment and $42.3 million in our Packaging segment. In our Paper segment, cost drivers included higher prices for all sources of wood fiber, offset by reduced consumption of purchased pulp and secondary fiber. In our Packaging segment, increased costs were a result of increased purchased containerboard rollstock related to the acquisition of Tharco, offset partially by lower wood consumption and prices.

Energy. Compared with the three months ended September 30, 2010, energy costs decreased slightly. Overall, the decrease consisted of a $0.4 million decrease in our Packaging segment, offset by a $0.1 million increase in our Paper segment, as lower prices for natural gas offset increased prices for electricity. Compared with the nine months ended September 30, 2010, energy costs decreased $5.1 million in our Paper segment and $1.2 million in our Packaging segment. This was due to lower prices for natural gas in both segments, offset partially by higher consumption of and prices for electricity.

Chemicals. Compared with the three months ended September 30, 2010, chemical costs increased $6.9 million in our Paper segment and $2.4 million in our Packaging segment. Chemical costs increased $16.9 million in our Paper segment and $4.2 million in our Packaging segment, compared with the nine months ended September 30, 2010. The increased costs were a result of increased prices for commodity chemicals, including caustic soda and starch.

Labor. Labor costs related to the production of our products recorded in "Materials, labor, and other operating expenses" were $79.4 million in third quarter 2011, an increase of $12.0 million, or 18%, compared with the same period in 2010. During the first nine months of 2011, labor costs were $234.4 million, an increase of $27.2 million, or 13%, compared with the same period in 2010. Included in 2011 are additional labor costs from our first-quarter acquisition of Tharco. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.

Depreciation, amortization, and depletion; selling and distribution expenses; and general and administrative expenses increased during the three and nine months ended September 30, 2011, due primarily to incremental expenses from Tharco's operations.

Income From Operations

Income from operations for the three months ended September 30, 2011, decreased $14.4 million to $62.6 million, compared with $77.0 million for the three months ended September 30, 2010. This decrease was due to increased chemical and fiber costs, offset partially by higher sales prices across the majority of our products and income related to our acquisition of Tharco. Income from operations for the nine months ended September 30, 2011, increased $11.4 million to $145.1 million, compared with $133.8 million for the nine months ended

September 30, 2010. This increase was due mainly to higher sales prices across the majority of our products and the acquisition of Tharco, offset partially by increased chemical and fiber costs. Our operating segment results are discussed below. Income from operations also includes net costs from our Corporate and Other segment.

Paper. Segment income from operations decreased $20.8 million to $36.1 million for the three months ended September 30, 2011, compared with $56.9 million for the three months ended September 30, 2010. Segment income from operations decreased $22.2 million to $90.3 million for the nine months ended September 30, 2011, compared with $112.5 million of income for the nine months ended September 30, 2010. The decrease related to higher chemical and fiber costs, offset partially by higher sales prices.

Packaging. Segment income from operations increased $7.2 million to, a record, $32.0 million for the three months ended September 30, 2011, compared with $24.8 million for the three months ended September 30, 2010. Segment income from operations increased $37.1 million to $73.2 million for the nine months ended September 30, 2011, compared with $36.1 million for the nine months ended September 30, 2010.The increase in income from operations in both periods was due primarily to higher prices for segment linerboard, newsprint, and corrugated products and the acquisition of Tharco, offset partially by higher chemical costs. For the nine months ended September 30, 2011, approximately 11% of the $37.1 million increase resulted from our acquisition of Tharco.

Other

Loss on extinguishment of debt. For the nine months ended September 30, 2010, loss on extinguishment of debt was $22.2 million. This amount consists of previously unamortized deferred financing costs for our Tranche B term loan facility, which was paid off as part of our March 2010 debt refinancing.

Income taxes. For the three months ended September 30, 2011 and 2010, Boise Inc. recorded income tax expense of $18.1 million and $25.5 million, respectively, and had an effective tax rate of 39.0% and 41.5%, respectively. For the three months ended September 30, 2011 and 2010, BZ Intermediate recorded income tax expense of $18.1 million and $25.4 million, respectively, and had an effective tax rate of 39.0% and 41.4%, respectively. For the nine months ended September 30, 2011 and 2010, Boise Inc. recorded income tax expense of $37.9 million and $27.2 million, respectively, and had an effective tax rate of 39.1% and 42.7%, respectively. For the nine months ended September 30, 2011 and 2010, BZ Intermediate recorded income tax expense of $37.9 million and $26.3 million, respectively, and had an effective tax rate of 39.1% and 41.3%, respectively. For Boise Inc. and BZ Intermediate, the primary reasons for the difference from the federal statutory income tax rate of 35.0% were the effects of state income taxes and discrete tax items.

Balance Sheet Changes

The changes in our balance sheet, compared with December 31, 2010, relate primarily to the Tharco Acquisition, the exercise of warrants, and the repurchase of our common stock. As part of the Tharco Acquisition, we increased our assets by approximately $257.5 million and our liabilities by approximately $56.2 million. During 2011, warrant holders exercised 40.3 million warrants, resulting in the issuance of 38.4 million additional common shares and we have repurchased 13.4 million common shares. See Note 2, Acquisition of Tharco Packaging, Inc., and Note 14, Stockholders' Equity and Capital, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q for additional information regarding the acquisition, our warrants, and the repurchase of our common stock.

Industry Activities

In May 2011, RockTenn completed its acquisition of Smurfit-Stone Container Corporation, creating a combined company that is the second-largest North American containerboard and corrugated container manufacturer behind largest manufacturer International Paper.

In September 2011, International Paper announced that they had entered into a definitive merger agreement under which International Paper will acquire all of the outstanding common stock of Temple-Inland, the fourth largest producer of containerboard and corrugated containers.

We expect no immediate impact to our Packaging segment as a result of these developments; however, the longer-term outlook is uncertain.

Liquidity and Capital Resources

Our liquidity position continues to remain strong. At September 30, 2011 and December 31, 2010, we had $169.6 million and $166.8 million, respectively of cash and cash equivalents and $750.6 million and $781.8 million of debt, respectively. At September 30, 2011, we had $243.7 million of aggregate liquidity from unused borrowing capacity under the revolving credit facility, net of letters of credit.

During the nine months ended September 30, 2011, we generated $460.3 million of cash, which consisted of $175.5 million of cash from operations and $284.8 million of proceeds from warrants that were exercised. The strong cash flows from operations related primarily to increased sales prices for the majority of the products we manufacture and distribute and the acquisition of Tharco in first quarter this year. Of the $460.3 million of cash generated during the first nine months of the year, we used $201.3 million to acquire Tharco, $76.3 million to repurchase 13.4 million shares of our common stock, $47.9 million to pay a special dividend to our shareholders, $31.3 million towards net long-term debt repayments, contributed $25.0 million towards an equity yield enhancement program that, upon maturity, could result in the repurchase of up to $25 million of our common stock, and used $71.7 million of cash for other investing activities, most of which related to expenditures for property and equipment.

We have initiated discussions with lenders to enter into a new $200 million senior secured term loan facility and to increase our revolving credit facility from $250 million to $500 million. We will use the proceeds to repay the outstanding borrowings on our existing Tranche A term loan facility and for general corporate purposes. We expect to complete the new borrowings in November 2011.

We invest our cash in high-quality, short-term investments. We believe that our cash, as well as our cash flows from operations and the available borrowing capacity under our $250.0 million revolving credit facility, will be adequate to provide cash as required to support our ongoing operations, property and equipment expenditures, and debt service obligations for at least the next 12 months.

Sources and Uses of Cash

We primarily generate cash from sales of our products and from short- and long-term borrowings, as well as from cash proceeds from the sale of nonstrategic assets. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash through operating activities (including a sensitivity analysis related to our sources and uses of cash from/for operating activities), investing activities, and financing activities.

Operating Activities

Our principal operating cash expenditures are for fiber, compensation, energy, chemicals, and interest. During the nine months ended September 30, 2011 and 2010, our operating activities provided $175.5 million and $215.3 million of cash, respectively. Compared with the nine months ended September 30, 2010, the decrease in cash provided by operations relates primarily to the following:

•
An $18.4 million increase in working capital, compared with a $34.2 million reduction in working capital in the prior year. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. Excluding the impact of the Tharco Acquisition, working capital increased during 2011 due to higher accounts receivable, inventory and accrued liabilities. Accounts receivable increased in 2011 due to higher monthly September sales, compared with December 2010, and inventories increased due to the building of raw materials inventories in our business. Higher interest accruals on our senior notes primarily drove the increase in accrued liabilities.

•
Increased cash contributions to our pension plans. During the nine months ended September 30, 2011, we contributed $25.7 million to our pension plans, compared with $18.5 million million during the nine months ended September 30, 2010. The 2011 contributions exceed our estimated 2011 pension contribution requirements.

The increase in cash used for working capital and pension plan contributions was offset partially by:

•
An $11.4 million increase in income from operations. As discussed under “Operating Results” above, the higher income from operations related to increased sales prices for all of our products in both our Paper and Packaging segments.

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

During the nine months ended September 30, 2011, we sold the following:

•	936,000 short tons of uncoated freesheet paper.

•	173,000 short tons of linerboard to third parties.

•	6,423 million square feet of corrugated containers and sheets.

•	172,000 short tons of newsprint.

•	70,000 short tons of market pulp.

Compared with the nine months ended September 30, 2010, selling prices for linerboard (sold to third parties), corrugated sheets and containers, newsprint, market pulp, and uncoated freesheet increased 25%, 20%, 13%, 8%, and 2%, respectively. Selling prices improved due to improved market conditions. Through third quarter 2011, we took approximately 7,000 short tons of market-related downtime for uncoated freesheet, while we took approximately 3,800 short tons of market-related downtime for uncoated freesheet during the nine months ended September 30, 2010.

Our primary uses of cash are for expenses related to the manufacture of paper and packaging products, including fiber, compensation, energy, and chemicals. For further information pertaining to our expenses, see "Our Operating Results" in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sensitivity Analysis

Our operations can be affected by the following sensitivities for a $10-per-short-ton change in the selling price of the following products, except for corrugated containers and sheets (dollars in millions):

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
____________

(a)	Based on 2010 operations adjusted to reflect the Tharco Acquisition.

(b)
The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas.

Investment Activities

Cash investing activities used $273.0 million for the nine months ended September 30, 2011, compared with $64.9 million used for the same period in 2010. During the nine months ended September 30, 2011, we used $201.3 million of cash for the Tharco Acquisition. See Note 2, Acquisition of Tharco Packaging, Inc., of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q for additional information. Cash capital expenditures for property and equipment for the nine months ended September 30, 2011, were $83.9 million, compared with $66.7 million for the nine months ended September 30, 2010.

Cash investing activities for the nine months ended September 30, 2011, also included $3.5 million for purchases of short-term investments and $14.1 million of proceeds from the maturity of short-term investments. Cash investing activities for the nine months ended September 30, 2010, included $17.7 million for purchases of short-term investments and $17.1 million of maturities of short-term investments. During first quarter 2011, we liquidated our short-term investment portfolio.

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

Financing Activities

Cash provided by financing activities was $100.3 million for the nine months ended September 30, 2011, compared with $46.3 million of cash used for financing activities for the same period in 2010. Financing activities in 2011 included $284.8 million of cash proceeds from the exercise of warrants, $76.3 million of cash used to repurchase our common stock, a $25.0 million contribution towards an equity yield enhancement program that upon maturity, could result in the repurchase of up to $25 million of our common stock, $47.9 million of cash used to pay our shareholders a special dividend, a $75.0 million revolving credit facility draw related to the Tharco Acquisition, and $106.3 million of long-term debt repayments, $75.0 million of which related to the repayment of our draw on our revolving credit facility. Cash used for financing activities for the nine months ended September 30, 2010, reflects $327.8 million of debt repayments, $300.0 million of debt issuances, and $11.9 million of cash paid for deferred financing costs.

Based on how our debt agreements are currently structured, our expected debt service obligation, assuming debt interest rates stay at September 30, 2011, levels, is estimated to be approximately $26.7 million for the remainder of 2011 and $184.9 million for 2012, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material.

We lease our distribution centers, as well as other property and equipment, under operating leases. These operating leases are not included in debt; however, they represent a commitment. Obligations under operating leases are shown in the "Contractual Obligations" section of "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K.

For more information about our leases and debt, see Note 6, Leases, and Note 11, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading "Contractual Obligations" in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. As of September 30, 2011, there have been no material changes to our contractual obligations from those disclosed in our 2010 Form 10-K, except as disclosed in Note 6, Leases, and Note 19, Subsequent Event of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1.

Financial Statements" of this Form 10-Q.

As discussed in the "Executive Summary", in October 2011, we announced our intention to acquire the Hexacomb packaging business of Pregis Corporation, for $125 million using existing cash.

Off-Balance-Sheet Activities

At September 30, 2011, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 11, Debt, and Note 22, Consolidating Guarantor and Nonguarantor Financial Information of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2011, there have been no material changes to the guarantees disclosed in the 2010 Form 10-K.

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

Environmental

For information on environmental issues, see the discussion under the heading "Environmental" in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. As of September 30, 2011, there have been no material changes to our environmental information from that disclosed in our 2010 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading "Critical Accounting Estimates" in "Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations" in our 2010 Form 10-K. As of September 30, 2011, there have been no material changes to our critical accounting estimates from those disclosed in our 2010 Form 10-K, except as discussed below.

Goodwill and Intangible Asset Impairment. Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 30, 2011, we had $103.2 million of goodwill recorded on our Consolidated Balance Sheet, all of which was recorded in connection with the Tharco Acquisition in our Packaging segment. At September 30, 2011, the net carrying amount of intangible assets with indefinite lives, which represents the trade names and trademarks acquired from Boise Cascade, L.L.C., in 2008, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets are amortized over their estimated useful lives.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Paper and Packaging, which are the same as our operating segments discussed in Note 17, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in this Form 10-Q. We test the goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. During the third quarter, in connection with the volatility in the stock market, the price of our common stock and corresponding market capitalization declined to less than the book value of our net assets. As discussed above, all of our goodwill is reported in our Packaging reporting unit. During 2011, a number of packaging-related market transactions occurred. When we applied the lowest market multiple from these transactions of comparable companies to our Packaging reporting unit EBITDA, the fair value exceeded the carrying value of the net assets. As a result, we concluded that a goodwill impairment test does not need to be performed as it is not more likely than not that the fair value of our Packaging reporting unit had fallen below its carrying amount at September 30, 2011. We will perform our annual goodwill impairment test in fourth quarter 2011 using the discounted cash flow approach.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 15, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found under the caption "Liquidity and Capital Resources" in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. There have been no material changes in our exposure to market risk from those disclosed in our 2010 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" as Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

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

Changes in Internal Control Over Financial Reporting

On March 1, 2011, our wholly owned subsidiary Boise Paper Holdings acquired all of the outstanding stock of Tharco Packaging, Inc. (Tharco). In connection with integrating Tharco, we are implementing changes in controls and procedures. This process resulted in additions and changes to our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the "Executive Summary" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission (SEC). During the nine months ended September 30, 2011, there have been no material changes to the risk factors presented in "Part I, Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2010, except as noted below. We do not assume an obligation to update any forward-looking statements.

OfficeMax represents a significant portion of our business. Our largest customer, OfficeMax, accounted for approximately 20% and 24% of our total sales for the nine months ended September 30, 2011, and the year ended December 31, 2010, respectively. In June 2011, OfficeMax agreed to buy and we agreed to supply virtually all of OfficeMax's North American requirements for office papers through 2012. After 2012, the agreement requires OfficeMax to buy and us to supply at least 80% of OfficeMax's requirements for office papers through December 2017; however, there are circumstances that could cause the agreement to terminate as early as December 31, 2012. If this were to occur, OfficeMax's purchase obligations under the agreement will phase out over four years. If the agreement terminates in 2013 or later, OfficeMax's purchase obligations under the agreement will phase out over two years. Significant reductions in paper purchases from OfficeMax would cause us to expand our customer base and could potentially decrease our profitability if new customer sales required either a decrease in our pricing and/or an increase in our cost of sales. Any significant deterioration in the financial condition of OfficeMax affecting its ability to pay or causing a significant change in its willingness to continue to purchase our products could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	The following table presents information related to our repurchases of common stock made during the three months ended September 30, 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	—	$—	—	$—
August 1-31, 2011 (a)	7,415,396	5.50	7,415,396	—
September 1-30, 2011 (a)	5,955,459	5.92	5,955,459	—
Total	13,370,855	$5.69	13,370,855	$73,676,101
 ____________

(a)
On August 4, 2011, we announced that our board of directors authorized share repurchases of up to $75 million of Boise Inc. outstanding common stock. This repurchase program commenced on August 5, 2011. By September 12, 2011, we had completed all of the $75 million authorized share repurchases. We purchased a total of 13,151,855 shares of our outstanding common stock under this program.

On September 14, 2011, we announced that our board of directors authorized additional share repurchases of up to $75 million of Boise Inc. outstanding common stock. By September 30, 2011, we had repurchased 219,000 shares of Boise Inc. outstanding common stock under this program.

For further information on both of these share repurchase programs, see Note 14, Stockholders' Equity and Capital, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item I. Financial Statements" of this Form 10-Q.

(b)	Excludes brokerage commissions paid by the Company. If commissions were included, the average purchase price would be $5.71 per common share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Date: November 3, 2011

BOISE INC.
BZ INTERMEDIATE HOLDINGS LLC
INDEX TO EXHIBITS
Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Exhibit Number	Filing Date

11	Presented in Footnote 3, Net Income Per Common Share, to Consolidated Financial Statements

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

101	Financial Statements in XBRL Format				X