Form 10-K
period 2011-12-31
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2012-02-28
CIK 1391390, 1475448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

 1111 West Jefferson Street, Suite 200
Boise, Idaho 83702-5388
(Address of principal executive offices) (Zip Code)
(208) 384-7000
(Registrants' telephone number, including area code)

Commission File Number	Exact Name of Registrant as Specified in Its Charter	State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
001-33541	Boise Inc.	Delaware	20-8356960
333-166926-04	BZ Intermediate Holdings LLC	Delaware	27-1197223

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Boise Inc.	Yes ☐	No ☒
BZ Intermediate Holdings LLC	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Boise Inc.	Yes ☐	No ☒
BZ Intermediate Holdings LLC	Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Boise Inc.	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

BZ Intermediate Holdings LLC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Boise Inc.	Yes ☐	No ☒
BZ Intermediate Holdings LLC	Yes ☐	No ☒

As of June 30, 2011, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Boise Inc.'s Common Stock, par value $0.0001 per share, held by non-affiliates was approximately $919,795,385 based upon the closing price of $7.79 per share as quoted on the New York Stock Exchange on that date.

There were 100,358,071 common shares, $0.0001 per share par value, of Boise Inc. outstanding as of January 31, 2012.

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

DOCUMENTS INCORPORATED BY REFERENCE

Some information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Boise Inc. definitive Proxy Statement for its 2012 Annual Shareholders' Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Boise Inc.'s year-end.

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

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. We are headquartered in Boise, Idaho, and have approximately 5,400 employees. We operate largely in the United States, and recently expanded our operations into Europe, Mexico, and Canada. We manufacture and sell corrugated containers and sheets, protective packaging products and papers associated with packaging, including labeling papers, flexible papers used for food wrap, and newsprint. Additionally, we manufacture linerboard and corrugating medium, which are combined to make containerboard, the base raw material in corrugated sheets and containers. We are also the third-largest North American manufacturer of communication papers, such as office papers, commercial printing papers, envelopes, and forms.

On March 1 and December 1, 2011, we acquired Tharco Packaging (Tharco) for $200 million and Hexacomb for $125 million, subject to post-closing adjustments. These acquisitions diversify our presence in packaging markets, expand our presence globally, and increase our containerboard integration to approximately 90%.

Below is a map of our locations:

Corporate Headquarters	Packaging
Paper	Packaging (Tharco)
Packaging (Hexacomb)

Our operations began on February 22, 2008, when entities controlled by Boise Cascade Holdings, L.L.C. (Boise Cascade) sold their packaging and paper assets to Aldabra 2 Acquisition Corp. (the Acquisition). As part of the Acquisition, Aldabra 2 Acquisition Corp. changed its name to Boise Inc. In this Form 10-K, we use the term "Predecessor" to reference the periods before the Acquisition, including the period when our assets were operated by Boise Cascade.

Corporate Structure and Reporting Segments

The following sets forth our structure at December 31, 2011:

Boise Inc.

BZ Intermediate Holdings LLC

Boise Paper Holdings, L.L.C.

Packaging Segment	Paper Segment	Corporate Segment

We operate and report our business in three reportable segments: Packaging, Paper, and Corporate and Other (support services). We present information about each of our segments and the geographic areas in which they operate in Note 6, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Packaging

In our Packaging segment, we manufacture and sell linerboard, corrugated containers and sheets, protective packaging products, and newsprint. During 2011, we acquired two packaging companies, Tharco and Hexacomb. We continue to look for opportunities to grow our packaging business and expand our current product lines.
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

•
Protective packaging products: these products include multi-material customized packaging solutions, which may utilize kraft paper-based honeycomb corrugated packaging, foamed plastics, and air pocket packing materials.

•	Newsprint: paper commonly used for printing newspapers, other publications, and advertising material.

During the year ended December 31, 2011, our Packaging segment produced approximately 607,000 short tons (a short ton is equal to 2,000 pounds) of linerboard, and our Paper segment produced approximately 135,000 short tons of corrugating medium, both of which are used in the production of containerboard.

We operate our Packaging segment to maximize profitability through integration of our containerboard and converting operations and through operational improvements in our facilities to lower costs and improve efficiency. During 2011, we increased our integration levels and expanded our corrugated container position through the acquisition of Tharco. Our recent acquisition of Hexacomb will provide additional opportunities for vertical integration in 2012. In 2011, our corrugated container and sheet feeder plants consumed approximately 529,000 short tons of containerboard (including both linerboard and corrugating medium), or the equivalent of 71% of our containerboard production.

We are a low-volume manufacturer of newsprint. Demand for newsprint in North America has declined dramatically in the last several years. We expect this decline to continue, as electronic media displaces newsprint. Despite this decline, our low-cost newsprint machine has enabled our newsprint operations to be profitable in the southern United States.

The following table shows financial results for the Packaging segment for the periods indicated (dollars in millions):

	Boise Inc.				Predecessor
	Year Ended December 31				January 1 Through February 21, 2008	Year Ended December 31, 2007
	2011	2010	2009	2008
Sales	$949.7	$671.9	$588.4	$703.7	$113.5	$783.1

Segment income before interest and taxes	105.0	65.0	67.1	21.1	5.7	40.1
Depreciation, amortization, and depletion	50.5	38.6	42.2	35.1	0.1	37.7
EBITDA (a) (b)	$155.5	$103.6	$109.3	$56.2	$5.7	$77.8
____________

(a)
Segment earnings before interest, taxes, depreciation, and amortization (EBITDA) is calculated as segment income before interest (interest income and interest expense), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Part II, Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

(b)	The year ended December 31, 2009, includes approximately $61.6 million of income from alternative fuel mixture credits.

Facilities

We manufacture containerboard (linerboard) and newsprint on two machines at our mill in DeRidder, Louisiana. We also manufacture corrugated containers and sheets and protective packaging products globally at 26 plants located in North America and Europe.

The following table sets forth capacity and production at our mill in DeRidder, Louisiana, by product for the periods indicated (in thousands of short tons):

	Boise Inc.				Predecessor
	Year Ended December 31				January 1 Through February 21, 2008	Year Ended December 31, 2007
	2011	2010	2009	2008
Capacity (a)
Containerboard (linerboard)	605	610	610	600		575
Newsprint	230	225	225	410		425
	835	835	835	1,010		1,000

Production (b)
Containerboard (linerboard)	607	602	544	446	83	573
Newsprint	229	229	188	331	59	409
	836	831	732	777	142	982
____________

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

Our corrugated products are generally manufactured to meet specific customer needs, and as a result, production can vary between years. See sales volumes for our corrugated containers and sheets in the "Sales, Marketing, and Distribution" section below.

Raw Materials and Input Costs

Wood fiber, including purchased rollstock consumed in our corrugated operations, is the principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips. During the year ended December 31, 2011, wood fiber costs accounted for approximately 22% of materials, labor, and other operating expenses in this segment. We generally purchase raw materials through market-based contracts and on the open market from suppliers located in close proximity to DeRidder, Louisiana.

Our Packaging segment consumes substantial amounts of energy, such as electricity and natural gas. During the year ended December 31, 2011, energy costs accounted for approximately 9% of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are contractually bound to supply us with all of our needs for a particular type of energy at a specific facility. Our natural gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. We also use derivative instruments such as caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk for our energy requirements. For more information about our derivative instruments, see Note 8, Financial Instruments, in the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

We consume chemicals in the manufacturing of our Packaging segment products. Important chemicals we use include pulping and bleaching chemicals, such as caustic and sulfuric acid, and starch. During the year ended December 31, 2011, chemical costs accounted for approximately 5% of materials, labor, and other operating expenses in this segment. Most of our chemicals are purchased under contracts, which contain price adjustment mechanisms designed to provide greater pricing stability than open-market purchases. These contracts are negotiated periodically at prevailing rates.

Sales, Marketing, and Distribution

The products manufactured in our Packaging segment are sold by our own sales personnel or brokers. The following table sets forth sales volumes of containerboard (linerboard) and newsprint (in thousands of short tons) and corrugated containers and sheets (in millions of square feet) for the periods indicated:

	Boise Inc.				Predecessor
	Year Ended December 31				January 1 Through February 21, 2008	Year Ended December 31, 2007
	2011	2010	2009	2008
Containerboard (linerboard) (a)	230	225	253	194	36	239
Newsprint	231	231	199	326	56	415
Corrugated containers and sheets (b)	8,720	6,735	5,963	5,337	914	6,609
____________

(a)	Excludes intercompany sales.

(b)	Includes corrugated container and sheet volumes for Tharco and Hexacomb since their acquisitions on March 1, and December 1, 2011, respectively.

Customers

In 2011, we used approximately 71% of our corrugated board (a combination of linerboard and corrugating medium) in our operations, and sold the rest in the open market, both domestically and internationally. We consume virtually all of the corrugating medium we produce. A significant portion of our finished corrugated containers are sold to large agricultural producers and food and beverage processors from our plants in the Pacific Northwest. We are able to serve customers' needs from our multiple regional plants, schedule operating runs to maximize productivity, and optimize shipping distances to our customers. We believe our position in agricultural and food markets makes us more resistant to economic downturns. Plants in other regions, including the newly acquired Tharco and Hexacomb plants, have a diverse customer base that primarily serves industrial markets, including electronics and medical device manufacturers. We also sell corrugated sheets to converters that use the sheets to manufacture corrugated containers for a variety of customers. We sell our newsprint to newspaper publishers located in regional markets near our DeRidder, Louisiana, manufacturing facility and to a lesser extent to export markets, primarily in Latin America. We have over five thousand customers in this segment, and no single customer of this segment exceeds 10% of segment sales.

Paper

In our Paper segment, we manufacture and sell three general categories of products: (1) communication-based papers; (2) packaging-demand-driven papers; and (3) market pulp. These products can be either commodity papers or papers with specialized or custom features, such as colors, coatings, high brightness, or recycled content, which make them specialty or premium products.

Communication-Based Papers

•	Cut-size office papers: imaging papers for the office and home.

•	Printing and converting papers: papers used by commercial printers or converters to manufacture envelopes, forms, and other commercial paper products.
Packaging-Demand-Driven Papers

•	Label and release papers: These papers include label facestocks, as well as release liners, which our customers combine and convert to labels for use on consumer and commercial packaged products.

•	Flexible packaging papers: coated and uncoated papers sold to customers that create flexible packaging products for food and nonfood applications.

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

We are the third-largest manufacturer of uncoated freesheet papers in North America. Cut-size office papers, printing and converting papers, label and release, and flexible packaging products are a subset of a larger product category called uncoated freesheet papers. We focus our product mix on cut-size office papers and packaging-demand-driven papers to better align ourselves with changing end markets. Many traditional communication paper markets have declined as electronic document transmission and storage alternatives have developed. These declines have varied by specific products. For example, the use of business forms has declined significantly, while cut-size office paper consumption has declined more modestly over the past several years as increased printer placements in home and manufacturing environments have offset reductions in office consumption. Some paper markets, such as label and release papers and flexible packaging papers, are not as sensitive to electronic substitution. Sales volumes of our label and release, flexible packaging, and premium office papers grew 4% during the year ended December 31, 2011, compared with the year ended December 31, 2010.

The following table shows financial results for the Paper segment for the periods indicated (dollars in millions):

	Boise Inc.				Predecessor
	Year Ended December 31				January 1 Through February 21, 2008	Year Ended December 31, 2007
	2011	2010	2009	2008
Sales	$1,496.5	$1,458.3	$1,420.0	$1,403.7	$253.5	$1,596.2

Segment income before interest and taxes	112.1	151.5	262.7	32.7	20.7	133.5
Depreciation, amortization, and depletion	89.5	87.4	85.1	71.7	0.3	45.0
EBITDA (a) (b)	$201.5	$238.9	$347.8	$104.3	$21.1	$178.5
____________

(a)
Segment EBITDA is calculated as segment income before interest (interest income and interest expense), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Part II, Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

(b)	The year ended December 31, 2009, includes approximately $149.9 million of income from alternative fuel mixture credits.

Facilities

We manufacture our Paper segment products at four mills, all located in the United States. These mills are supported by converting machines that, on a net basis, can produce approximately 0.8 million short tons of cut-size office papers annually.

The following table sets forth the annual capacities as of and the production for the year ended December 31, 2011 (in thousands of short tons):

Location	Number of Machines	Capacity (a)	Production
Jackson, Alabama
Uncoated freesheet	2	491	469
International Falls, Minnesota
Uncoated freesheet	4	528	519
St. Helens, Oregon
Uncoated freesheet	1	58	54
Wallula, Washington
Uncoated freesheet (b)	1	192	179
Containerboard (medium)	1	138	135
Market pulp	1	160	152
	10	1,567	1,508
____________

(a)
Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

(b)	During 2011, production of label and release accounted for approximately 76% of Wallula uncoated freesheet production, with office papers accounting for the remaining 24%.

The following table sets forth capacity and production by product for the periods indicated (in thousands of short tons):

	Boise Inc.				Predecessor
	Year Ended December 31				January 1 Through February 21, 2008	Year Ended December 31, 2007
	2011	2010	2009	2008
Capacity (a)
Uncoated freesheet	1,269	1,263	1,265	1,300		1,484
Containerboard (medium)	138	136	135	136		138
Market pulp	160	142	145	136		229
	1,567	1,541	1,545	1,572		1,851

Production (b)
Uncoated freesheet	1,221	1,229	1,198	1,204	208	1,458
Containerboard (medium)	135	127	126	118	19	134
Market pulp	152	142	114	187	31	221
	1,508	1,498	1,438	1,509	258	1,813
____________

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

Raw Materials and Input Costs

Fiber is our principal raw material in this segment. During the year ended December 31, 2011, fiber costs accounted for approximately 30% of materials, labor, and other operating expenses in this segment. The primary sources of fiber are timber and byproducts of timber. Most of our manufacturing facilities are located in close proximity to active wood markets. Because of the continued suppression of the housing and construction markets, a significant number of building products manufacturers have curtailed or closed their facilities. These curtailments and closures affect the availability and price of wood chips, wood shavings, and other timber byproducts, particularly in the Pacific Northwest. As a result, we have increased our ability to manufacture wood chips from whole logs, which we purchase from third parties. At our mill in Jackson, Alabama, we also utilize recycled fiber to produce our line of recycled office papers.

All of our paper mills, except St. Helens, have on-site pulp production facilities. Some of our paper mills also purchase pulp from third parties pursuant to contractual arrangements. We negotiate these arrangements periodically, and terms can fluctuate based on prevailing pulp market conditions, including pricing and supply dynamics. As we are currently configured and under normal operating conditions, we are a net consumer of pulp, purchasing approximately 60,000 to 80,000 short tons more than we produce annually, subject to changes in product mix.

We purchase raw materials through contracts and open-market purchases. Our contracts are generally with suppliers located in close proximity to the specific facility they supply, and they commonly contain price adjustment mechanisms to account for market price and expense volatility.

Our Paper segment consumes substantial amounts of energy, such as electricity, natural gas, and a modest amount of fuel oil. During the year ended December 31, 2011, energy costs accounted for approximately 12% of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are contractually bound to provide us with all of our needs for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. We also use derivative instruments such as caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk for our energy requirements. For more information about our derivative instruments, see Note 8, Financial Instruments, in the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

We consume a significant amount of chemicals in the production of paper. Important chemicals we use include starch, caustic, sodium chlorate, precipitated calcium carbonate, dyestuffs, and optical brighteners. During the year ended December 31, 2011, chemical costs accounted for approximately 16% of materials, labor, and other operating expenses in this segment. Most of our chemicals are purchased under contracts, which contain price adjustment mechanisms designed to provide greater pricing stability than open-market purchases. These contracts are negotiated periodically at prevailing rates.

Sales, Marketing, and Distribution

Our uncoated freesheet paper is sold primarily by our own sales personnel. We ship to customers both directly from our mills and through distribution centers and a network of outside warehouses. This allows us to respond quickly to customer requirements.

The following table sets forth sales volumes of paper and paper products for the periods indicated (in thousands of short tons):

	Boise Inc.				Predecessor
	Year Ended December 31				January 1 Through February 21, 2008	Year Ended December 31, 2007
	2011	2010	2009	2008
Commodity	771	784	844	768	164	995
Premium and specialty	459	449	407	432	72	480
Uncoated freesheet	1,230	1,233	1,251	1,200	236	1,475

Containerboard (medium)	135	127	127	118	19	134
Market pulp	90	81	58	102	20	145
	1,455	1,441	1,436	1,420	275	1,754

Customers

We have approximately 700 uncoated freesheet paper customers including paper merchants, commercial and financial printers, paper converters such as envelope and form manufacturers, and customers who use our paper for specialty applications such as label and release products. We have established long-term relationships with many of our customers, including our largest customer, OfficeMax Incorporated (OfficeMax). In June 2011, OfficeMax agreed to buy and we agreed to supply virtually all of OfficeMax's North American requirements for office papers through 2012. After 2012, the agreement requires OfficeMax to buy and us to supply at least 80% of OfficeMax's requirements for office papers through December 2017; however, there are circumstances that could cause the agreement to terminate as early as December 31, 2012. If this were to occur, OfficeMax's purchase obligations under the agreement will phase out over four years. If the agreement terminates in 2013 or later, OfficeMax's purchase obligations under the agreement will phase out over two years. The supply agreement with OfficeMax allows us to focus our largest paper machines on long, high-volume production runs, to continue to improve the capacity utilization of our largest paper machines. We leverage the expertise developed in this relationship to better serve our other customers and to develop new customers and products while pursuing productivity improvements and cost reductions. Sales to OfficeMax accounted for $496.0 million of Paper segment sales and were 38% of total uncoated freesheet paper sales volume and 62% of our office papers sales volume. No single customer, other than OfficeMax, exceeds 10% of segment sales.

Corporate and Other

Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. Rail cars and trucks are typically leased. During the years ended December 31, 2011, 2010, and 2009, segment sales related primarily to our rail and truck business were $68.3 million, $65.4 million, and $63.9 million, respectively.

The following table sets forth segment sales; segment loss before interest and taxes; loss on extinguishment of debt; depreciation, amortization, and depletion; and EBITDA for the periods indicated (dollars in millions):

	Boise Inc.				Predecessor
	Year Ended December 31				January 1 Through February 21, 2008	Year Ended December 31, 2007
	2011	2010	2009	2008
Sales	$68.3	$65.4	$63.9	$67.7	$8.6	$58.9

Segment loss before interest and taxes	(25.9)	(21.7)	(21.5)	(18.6)	(3.2)	(12.0)
Loss on extinguishment of debt	(2.3)	(22.2)	(44.1)	—	—	—
Depreciation, amortization, and depletion	3.7	4.0	4.1	3.3	0.1	2.0
EBITDA (a) (b)	$(24.4)	$(39.9)	$(61.4)	$(15.4)	$(3.1)	$(10.0)
____________

(a)
Segment EBITDA is calculated as segment loss before interest (interest income and interest expense), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Part II, Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

(b)	The year ended December 31, 2009, includes approximately $3.9 million of expense from alternative fuel mixture credits.

Competition

All of the markets in which we operate are large and highly competitive. Our products and services compete with similar products manufactured and distributed by others both domestically and internationally. Many factors influence our competitive position in each of our operating segments. Those factors include price, service, quality, product selection, and convenience of location as well as our manufacturing and overhead costs.

Within our operating segments, some of our competitors are larger than we are and have greater financial resources. These resources afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.

Packaging. North American containerboard manufacturers produced 36.2 million short tons in 2011, and five major manufacturers account for approximately 73% of capacity, according to Resource Information Systems Inc. (RISI) and our own estimates. Our largest competitors include International Paper Company, Rock-Tenn Company, Georgia-Pacific LLC, Temple-Inland Inc., and Packaging Corporation of America. Containerboard is a globally traded commodity with numerous worldwide manufacturers. Although price is the primary basis for competition in most of our packaging grades, quality and service are important competitive determinants. The intensity of competition in this industry fluctuates based on demand and supply levels as well as prevailing foreign currency exchange rates. Some of our competitors have lower operating costs and/or enjoy greater integration between their containerboard production and corrugated container production than we do.

Competition in our corrugated container operations tends to be regional, although we also face competition from large competitors with significant national account presence. Our corrugated container operations in the Pacific Northwest have a leading regional market position and supply standard shipping and point-of-purchase containers to a variety of producers manufacturing agricultural, processed food, and industrial products. Our plant in Waco, Texas, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, for converting into corrugated containers for a variety of customers.

Our Tharco operations specialize in stock boxes that can be delivered with short lead times, custom corrugated containers sold to small and medium sized accounts, and combined packaging solutions utilizing foam and other interior packaging to ship high-value products requiring special handling. Our recently acquired Hexacomb operations provide manufacturers and packaging suppliers with custom manufactured honeycomb used for internal packaging requirements, blocking, and bracing in transport applications, advertising solutions, including Falconboard™. Falconboard is a graphic display board constructed from kraft paper-based honeycomb material, which has many end uses, such as a point-of-purchase displays and interior signage.

North American newsprint producers shipped 7.5 million metric tonnes (a metric tonne is equal to 2,205 pounds) in 2011, and three major manufacturers account for approximately 74% of capacity, according to RISI and our own estimates. Our largest competitors in our operating region include Resolute Forest Products (formerly AbitibiBowater Inc.), SP Newsprint Co., and Catalyst Paper Corporation. Demand for newsprint has declined dramatically in the last several years, and we expect this decline to continue as electronic media competes with newspaper readership. Major producers have closed or significantly curtailed capacity as demand has fallen. Nevertheless, our low-cost newsprint machine has enabled our newsprint operations to be profitable in the southern United States. During 2011, our newsprint capacity and production were reduced only for scheduled maintenance.

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

North American uncoated freesheet paper producers shipped 10.4 million short tons in 2011, and four major manufacturers account for approximately 72% of capacity, according to RISI and our own estimates. As of December 31, 2011, we believe we are the third-largest producer of uncoated freesheet paper in North America. Our largest competitors include Domtar Corporation, International Paper Company, and Georgia-Pacific LLC.

Although price is the primary basis for competition in most of our paper grades, quality and service are important competitive determinants, especially in premium and specialty grades. Our uncoated freesheet papers compete with electronic data transmission, e-readers, electronic document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives have had, and are likely to continue to have, an adverse effect on traditional print media and paper usage. These secular trends are in addition to the current demand decline driven by a weak economy and reduced white-collar employment.

Major uncoated freesheet paper producers have closed or significantly curtailed capacity in response to lower demand in recent years. During 2011, we took approximately 8,000 short tons of market-related downtime for uncoated freesheet, compared with approximately 17,000 short tons taken during 2010. We may choose to take additional downtime or slow production in the future if market conditions warrant.

Environmental Issues

Our discussion of environmental issues is presented under the caption "Environmental" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and "Part I, Item 3. Legal Proceedings" of this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented under the caption "Investment Activities" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Seasonality

Our businesses experience modest seasonality, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by changes in agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities. Seasonality also affects working capital levels as described below.

Working Capital

Working capital levels fluctuate throughout the year and are affected by seasonality, scheduled annual maintenance shutdowns, and changing sales patterns. In our Packaging segment, agricultural demand influences working capital, as finished good inventory levels are increased in preparation for the harvest season in the third and fourth quarters. In our Paper segment, we typically build working capital at the end of the fourth quarter as both a hedge against winter weather disruptions within our supply chain and in anticipation of first-quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings, as we increase log and chip inventories to ensure ample supply of fiber to our mills throughout the winter. Changes in sales volumes can affect accounts receivable levels in both our Packaging and Paper segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the U.S.

Acquisitions and Divestitures

During 2011, we acquired two packaging companies, Tharco and Hexacomb. Tharco is an industry leader in the stock box business and produces custom corrugated and combined packaging solutions for customers in the industrial markets. Hexacomb is a leader in kraft paper-based honeycomb protective packaging products. These acquisitions diversify our presence in packaging markets, expand our presence globally, and increase our containerboard integration to approximately 90%. See Note 3, Acquisitions, in the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information.

We may engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons.

Employees

As of January 31, 2012, we had approximately 5,400 employees, and approximately 50% of these employees worked pursuant to collective bargaining agreements. In January 2012, employees at one of our locations approved a new collective bargaining agreement. Following the approval of this agreement, approximately 9% of our employees work pursuant to collective bargaining agreements that will expire within one year.

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

Alexander Toeldte, 52, President and Chief Executive Officer, Director — Mr. Toeldte has served as the company's president and chief executive officer and a director since February 2008. Mr. Toeldte joined Boise Cascade Holdings, L.L.C., in early October 2005 as president of the company's Packaging and Newsprint segment and, in late October 2005, became its executive vice president, Paper and Packaging and Newsprint segments. From 2004 to 2006, Mr. Toeldte was chair of Algonac Limited, a private management and consulting firm based in Auckland, New Zealand. Mr. Toeldte's previous experience includes: serving as executive vice president of Fonterra Co-operative Group, Ltd., and chief executive officer of Fonterra Enterprises (Fonterra, based in New Zealand, is a global dairy company); previously, Mr. Toeldte served in various capacities with Fletcher Challenge Limited Group (formerly one of the largest companies in New Zealand with holdings in paper, forestry, building materials, and energy), including as chief executive officer of Fletcher Challenge Building and as chief executive officer of Fletcher Challenge Paper, both of which were publicly traded units of the Fletcher Challenge Limited Group; and Mr. Toeldte served as a partner at McKinsey & Company in Toronto, Brussels, Montreal, and Stockholm. Mr. Toeldte is the chairman of the board of directors of the American Forest & Paper Association (AF&PA). Mr. Toeldte studied economics at the Albert-Ludwigs-Universität in Freiburg, Germany, and received an M.B.A. from McGill University in Montreal, Canada.

Robert A. Warren, 59, Executive Vice President and Chief Operating Officer — Mr. Warren has served as our executive vice president and chief operating officer since November 2010. From April 2008 to October 2010, he served as senior vice president and general manager of our paper operations and supply chain management function. From February 2008 to April 2008, Mr. Warren served as general manager of our supply chain management function. From 2006 to February 2008, Mr. Warren served as general manager of Boise Cascade, L.L.C.'s supply chain management function, and from October 2004 to 2005, he was the business leader for Boise Cascade, L.L.C.'s printing papers business. From 2003 to October 2004, Mr. Warren was a project leader for Boise Cascade Corporation. Prior to joining Boise Cascade Corporation, Mr. Warren was the president and chief executive officer for Strategy in Action Group, a private business consulting firm. Mr. Warren received a B.S. in General Engineering from Oregon State University and an M.B.A. from Kellogg Graduate School of Management, Northwestern University.

Samuel K. Cotterell, 60, Senior Vice President and Chief Financial Officer — Mr. Cotterell has served as our senior vice president and chief financial officer since January 2011. From February 2008 to December 2010, Mr. Cotterell served as our vice president and controller. From October 2004 to February 2008, Mr. Cotterell served as vice president and controller of Boise Cascade, L.L.C. From 1999 to October 2004, Mr. Cotterell served as director of financial reporting of Boise Cascade Corporation. Mr. Cotterell received a B.A. in Spanish from the University of Idaho, a B.S. in Accounting from Boise State University, and a Masters of International Business from the American Graduate School of International Management. Mr. Cotterell is a certified public accountant.

Karen E. Gowland, 53, Senior Vice President, General Counsel and Secretary — Ms. Gowland has served as our senior vice president, general counsel and secretary since August 2010. From February 2008 to July 2010, she served as our vice president, general counsel and secretary. From October 2004 to February 2008, Ms. Gowland served as vice president, general counsel and secretary of Boise Cascade, L.L.C. Prior to 2004, Ms. Gowland served in a number of capacities with Boise Cascade Corporation, including vice president, corporate secretary, associate general counsel, and counsel. Ms. Gowland received a B.S. in Accounting and a J.D. from the University of Idaho.

Judith M. Lassa, 53, Senior Vice President, Paper and Specialty Products — Ms. Lassa has served as senior vice president of our paper and specialty products operations since November 2010. From February 2008 to October 2010, Ms. Lassa served as vice president of our Packaging segment. From October 2004 to February 2008, Ms. Lassa served as vice president, Packaging, of Boise Cascade, L.L.C. Prior to 2004, Ms. Lassa served in a number of capacities with Boise Cascade Corporation, including vice president, Packaging, and packaging business leader. Ms. Lassa received a B.S. in Paper Science and Engineering from the University of Wisconsin-Stevens Point.

Robert E. Strenge, 57, Senior Vice President, Manufacturing — Mr. Strenge has served as senior vice president of our paper manufacturing operations since April 2008. From February 2008 to April 2008, Mr. Strenge served as vice president of our Newsprint segment. From October 2004 to February 2008, Mr. Strenge served as vice president of the Newsprint segment of Boise Cascade, L.L.C. Prior to 2004, Mr. Strenge served in a number of capacities with Boise Cascade Corporation, including vice president of Boise Cascade Corporation's DeRidder operations, and paper mill manager. Mr. Strenge received a B.S. in Pulp and Paper Technology from Syracuse University.

Bernadette M. Madarieta, 36, Vice President and Controller — Ms. Madarieta has served as our vice president and controller since February 2011. From February 2008 to January 2011, Ms. Madarieta served as vice president and controller of Boise Cascade, L.L.C. From October 2004 to January 2008, Ms. Madarieta served as Boise Cascade, L.L.C.’s director of financial reporting. From 2002 to October 2004, Ms. Madarieta served as supervisor of external financial reporting for Boise Cascade Corporation. Prior to joining Boise Cascade Corporation, Ms. Madarieta was an assurance and business advisory manager at KPMG and Arthur Andersen, where she was responsible for planning and supervising audit engagements for corporations and privately held companies. Ms. Madarieta received a B.B.A. in Accounting from Boise State University and is a certified public accountant.

ITEM 1A.	RISK FACTORS

In addition to the risks and uncertainties we discuss elsewhere in this Form 10‑K (particularly in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") or in our other filings with the Securities and Exchange Commission (SEC), the following are some important factors that could cause our actual results to differ materially from those we project in any forward-looking statement. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report, and we do not assume an obligation to update any forward-looking statement.

Risks Related to Industry Conditions

Some of our products are vulnerable to declines in demand due to competing technologies or materials. Our uncoated freesheet papers and newsprint compete with electronic data transmission, document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives have had and are likely to continue to have an adverse effect on traditional print media and paper usage. Neither the timing nor the extent of this shift can be predicted with certainty. Because of these trends, demand may shift from one grade to another or be eliminated altogether. We may not be able to grow our packaging business quickly enough to offset declines in uncoated freesheet papers and newsprint.

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

Wood fiber, including purchased rollstock consumed in our corrugated operations, is our principal raw material, accounting for approximately $534.0 million of the aggregate amount of materials, labor, and other operating expenses, including fiber costs from related parties, for the year ended December 31, 2011. Wood fiber is a commodity, and prices have historically been cyclical. In addition, wood fiber, including wood chips, sawdust, and shavings, is a byproduct in the manufacture of building products, and the availability of wood fiber is often negatively affected if demand for building products declines. Severe or sustained shortages of fiber could cause us to curtail our own operations, resulting in material and adverse effects on our sales and profitability. Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, and forest health can also affect log and fiber supply.

Energy accounted for approximately $209.1 million of the aggregate amount of materials, labor, and other operating expenses, including fiber costs from related parties, for the year ended December 31, 2011. Energy prices, particularly for electricity and natural gas, can be volatile, which affect our manufacturing costs and contribute significantly to earnings volatility.

Other raw materials we use include various chemical compounds, such as starch, caustic soda, precipitated calcium carbonate, sodium chlorate, dyestuffs, and optical brighteners. Purchases of chemicals accounted for approximately $235.7 million of the aggregate amount of materials, labor, and other operating expenses, including fiber costs from related parties, for the year ended December 31, 2011. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

The paper industry experiences cyclicality; changes in the prices of our products could materially affect our financial condition, results of operations, and liquidity. Historically, macroeconomic conditions and fluctuations in industry capacity have created cyclical changes in prices, sales volumes, and margins for our products. Changing industry conditions can influence paper and packaging producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. A weak U.S. dollar tends to mitigate the levels of imports, while a strong U.S. dollar tends to increase imports of commodity paper products from overseas, putting downward pressure on prices.

Prices for all of our products are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Market conditions beyond our control determine the prices for our commodity products, and as a result, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. From time to time, we have taken downtime (or slowed production) at some of our mills to balance our production with the market demand for our products, and we may continue to do so in the future. Some of our competitors may also close or reduce production at their operating facilities, some of which could reopen and increase production capacity. This potential supply and demand imbalance could cause prices to fall. Therefore, our ability to achieve acceptable operating performance and margins is principally dependent on managing our cost structure, managing changes in raw materials prices (which represent a large component of our operating costs and fluctuate based upon factors beyond our control), and general conditions in the paper market. If the prices for our products decline or if our raw material costs increase, it could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We face strong competition in our markets. The packaging, paper, and newsprint industries are highly competitive. We face competition from numerous competitors, domestic as well as foreign. Some of our competitors are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, or lower operating costs, compared with our company. We may be unable to compete with other companies in the market during the various stages of the business cycle and particularly during any downturns. Some of the factors that may adversely affect our ability to compete in the markets in which we participate include the entry of new competitors (including foreign producers) into the markets we serve, our competitors' pricing strategies, our failure to anticipate and respond to changing customer preferences, and our inability to maintain the cost-efficiency of our facilities.

Risks Related to Our Operations

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

We anticipate that governmental regulation of our operations will continue to become more burdensome and that we will continue to incur significant capital and operating expenditures in order to maintain compliance with applicable laws. For example, in December 2011, the U. S. Environmental Protection Agency (EPA) released their most recent proposed National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters (Boiler MACT rules). The proposed Boiler MACT rules will require process modifications and/or installation of air pollution controls on power boilers (principally our biomass-fuel-fired boilers) at our pulp and paper mills, and we are currently reviewing those rules to understand the effect they will have on our operations. The cost of compliance is likely to be significant. Our current estimates, based on the December 2011 Boiler MACT rule reproposal, indicate we will incur additional capital spending of up to $50 million for compliance at our paper mills. Compliance with final Boiler MACT rules may also affect operating costs for the paper mills, as some mills may be required to narrow the list of fuels used for energy recovery in their boilers. Final impacts on fuel use and fuel costs cannot be precisely determined at this time due to ambiguities in the proposed rule revisions and the likelihood that additional guidance and rule revisions will be forthcoming from EPA.

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

We spent $4 million in 2011 and expect to spend about $9 million in 2012 for capital environmental compliance requirements. Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant additional expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

During 2011 we entered into two acquisitions and may engage in future acquisitions, which in each case could materially affect our business, operating results, liquidity, and financial condition. In addition to our recent acquisitions, we may continue seeking to acquire other businesses, products, or assets. However, we may not be able to find other suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our recent and future acquisitions, assuming we complete them, may not strengthen our competitive position or achieve our goals. Our recent acquisitions and any future acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses, and adversely affect our business, operating results, liquidity, and financial condition. Our recent and any future acquisitions may reduce our cash available for operations and other uses. There can be no assurance that we will be able to effectively manage the integration of our recently acquired businesses, or businesses we may acquire in the future, or be able to retain and motivate key personnel from those businesses. Difficulties encountered in the integration process could increase our expenses and have a material adverse effect on our business, financial condition, liquidity, and results of operations.

OfficeMax represents a significant portion of our business. Our largest customer, OfficeMax, accounted for approximately 21% and 24% of our total sales for the years ended December 31, 2011 and 2010, respectively. In June 2011, OfficeMax agreed to continue to buy and we agreed to continue to supply virtually all of OfficeMax's North American requirements for office papers through 2012. After 2012, the agreement requires OfficeMax to buy and us to supply at least 80% of OfficeMax's requirements for office papers through December 2017. As discussed in "Part I, Item 1. Business" of this Form 10-K, OfficeMax's purchase obligations may terminate earlier under some circumstances and phase out over two to four years. Significant reductions in paper purchases from OfficeMax would cause us to expand our customer base and could potentially decrease our profitability if new customer sales required either a decrease in our pricing and/or an increase in our cost of sales. Any significant deterioration in the financial condition of OfficeMax affecting its ability to pay or causing a significant change in its willingness to continue to purchase our products could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, or negatively affect our net income. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including the following:

•	Maintenance outages.

•	Prolonged power failures.

•	Equipment failure.

•	Disruption in the supply of raw materials, such as wood fiber, energy, or chemicals.

•	A chemical spill or release.

•	Closure because of environmental-related concerns.

•	Explosion of a boiler.

•	Labor difficulties.

•	Other operational problems.

•	The effect of a drought or reduced rainfall on our water supply.

•	Disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels.

•	Fires, floods, earthquakes, hurricanes, or other catastrophes.

•	Terrorism or threats of terrorism.

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

Labor disruptions or increased labor costs could materially adversely affect our business. While we believe we have good labor relations, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability. As of January 31, 2012, we had approximately 5,400 employees, and approximately 50% of those employees work pursuant to collective bargaining agreements. In January 2012, employees at one of our locations approved a new collective bargaining agreement. Following the approval of this agreement, approximately 9% of our total employees are working pursuant to collective bargaining agreements that will expire within one year.

When negotiating our collective bargaining agreements in the future, our potential inability to reach a mutually acceptable labor contract at any of our facilities could result in, among other things, strikes or other work stoppages or slowdowns by the affected employees. While the company has in place contingency plans to address labor disturbances, we could experience disruption to our operations that could have a material adverse effect on our results of operations, financial condition, and liquidity. Future labor agreements could increase our costs of healthcare, retirement benefits, wages, and other employee benefits. Additionally, labor issues that affect our suppliers could also have a material adverse effect on us if those issues interfere with our ability to obtain raw materials on a cost-effective and timely basis.

We may be unable to attract and retain key management and other key employees. Our employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms competitive with the rest of the market. Additionally, some of our senior managers are approaching typical retirement age. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

Risks Related to Economic and Financial Factors

Adverse business and global economic conditions may have a material adverse effect on our business, results of operations, liquidity, and financial position. General global economic conditions adversely affect the demand and production of consumer goods, employment levels, the availability and cost of credit, and ultimately, the profitability of our business. High unemployment rates, lower family income, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products. These conditions are beyond our control and may have a significant impact on our business, results of operations, liquidity, and financial position.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements. Our businesses are capital-intensive, and we regularly incur capital expenditures to maintain our equipment, increase our operating efficiency, and comply with environmental laws. In addition, significant amounts of capital are required to modify our equipment to produce alternative or additional products or to make significant improvements in the characteristics of our current products. During the year ended December 31, 2011, our total capital expenditures, excluding acquisitions, were $128.8 million. We expect capital investments in 2012 to be between $140 million and $145 million, excluding acquisitions.

If we require funds for operating needs and capital expenditures beyond those generated from operations and we are unable to access our revolving credit facility, we may not be able to obtain them on favorable terms or at all. In addition, our debt service obligations will reduce our available liquidity. If we cannot maintain or upgrade our equipment as necessary for our continued operations or as needed to ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations or we may become unable to manufacture products that can compete effectively in one or more of our markets.

Our ability to repay our debt is dependent on our ability to generate cash from operations. As of December 31, 2011, our total indebtedness was $800.0 million. Our ability to repay our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from future operations. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain additional debt would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Our indebtedness imposes restrictive covenants on us, and a default under our debt agreements could have a material adverse effect on our business and financial condition. Our credit facilities require BZ Intermediate Holdings LLC (BZ Intermediate) and its subsidiaries to maintain specified financial ratios and to satisfy specified financial tests. These tests include, in the case of our credit facilities, an interest expense coverage ratio, a senior secured leverage ratio, and a total leverage ratio. In addition, our credit facilities restrict, and the indentures governing the 8% and 9% senior notes restrict, among other things, the ability of BZ Intermediate and its subsidiaries to make some types of restricted payments, acquisitions, and capital expenditures. We will need to seek permission from the lenders under our indebtedness to engage in specified corporate actions. The lenders' interests may be different from our interests, and no assurance can be given that we will be able to obtain the lenders' permission when needed.

Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with these covenants (or similar covenants contained in future financing agreements) could result in a default under the credit facilities, the indentures governing the 8% and 9% senior notes, and other agreements containing cross-default provisions, which, if not cured or waived, could have a material adverse effect on our business, financial condition, liquidity, and results of operations. A default would permit lenders or holders to accelerate the maturity of the debt under these agreements, to foreclose upon any collateral securing the debt, and to terminate any commitments to lend. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including the obligations of Boise Paper Holdings, L.L.C., Boise Finance Company, and Boise Co-Issuer Company under the 8% and 9% senior notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

We anticipate significant future funding obligations for pension benefits. Most of our pension benefits plans are frozen; however, we will continue to have significant obligations for pension benefits. As of December 31, 2011, our pension assets had a market value of $390 million, compared with $356 million at December 31, 2010. Assuming a return on plan assets of 7.00% in 2012 and 2013, we will contribute at least the required minimum contributions of approximately $20 million in 2012 and approximately $24 million in 2013. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors, and the amount of our contributions may adversely affect our liquidity, financial condition, and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

Item 2.	PROPERTIES

We own substantially all of our operating facilities and equipment at those facilities. We lease our corporate headquarters in Boise, Idaho, and the majority of the facilities used in our recently acquired Tharco and Hexacomb locations.

Following is a list of our facilities by segment as of January 31, 2012.

Packaging	Packaging (cont.)	Paper
Corrugated Containers	Foam Fabrication	Manufacturing
Burley, ID	Fairfield, California (a)	International Falls, MN
Denver, CO (a)	Honeycomb Manufacturing	Jackson, AL
Nampa, ID	Amboise, France (b)	St. Helens, OR
Salem, OR	Aoiz, Spain (b)	Wallula, WA
Salt Lake City, UT	Arlington, TX (b)	Distribution
San Lorenzo, CA (a)	Auburn, WA (b)	Bensenville, IL
Santa Fe Springs, CA (a)	Ermelo, Netherlands (b)	Pico Rivera, CA
Wallula, WA	Farmville, NC (b)
Corrugated Sheet Feeder	Kalamazoo, MI (b)
Waco, TX	Monterrey, Mexico (b)
Corrugated Sheet Plant	North Haven, CT (b)
Atlanta, GA (a)	Santa Fe Springs, CA (b)
Austin, TX (a)	Tillsonburg, ON, Canada (b)
Seattle, WA (a)	Trenton, IL (b)
Sparks, NV	Linerboard and Newsprint
Distribution	DeRidder, LA
Dallas, TX (a)
Phoenix, AZ (a)
Portland, OR (a)
Salt Lake City, UT (a)
____________

(a)	Tharco facilities acquired in March 2011.

(b)	Hexacomb facilities acquired in December 2011.

Information concerning capacity and utilization of our manufacturing and converting facilities is presented in "Part I, Item 1. Business" of this Form 10-K. We assess the condition and capacity of our manufacturing, distribution, and other facilities needed to meet our operating requirements. Our properties have been generally well maintained and are in good operating condition. In general, our facilities have sufficient capacity and are adequate for our production and distribution requirements. Information concerning encumbrances attached to our properties is presented in Note 7, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The New York Stock Exchange (NYSE) is the principal market in which our common stock is traded. The following table indicates the last reported high and low closing prices of our common stock as reported by the NYSE and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
Quarter	High	Low
2011
Fourth	$7.12	$4.71	$—
Third	8.12	4.42	—
Second	9.82	6.75	0.40
First	9.55	8.10	—
Total			$0.40
2010
Fourth	$8.10	$6.40	$0.40
Third	7.36	4.96	—
Second	7.40	4.91	—
First	6.13	4.60	—
Total			$0.40

Holders

On January 31, 2012, there were approximately 32 holders of record of our common stock, one of which was Cede & Co., which is the holder of record of shares held through the Depository Trust Company.

Dividends

We paid a special cash dividend of $0.40 per common share on May 13, 2011, and December 3, 2010, to shareholders of record at the close of business on May 4, 2011, and November 17, 2010, respectively. The total dividend payouts were approximately $47.9 million and $32.3 million, respectively. Our ability to pay dividends continues to be restricted by our credit facilities and by Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we are prohibited from paying dividends.

Securities Authorized for Issuance Under Our Equity Compensation Plan

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (b)
Equity compensation plans approved by securityholders	2,857,058	$8.53	9,772,192
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	2,857,058	$8.53	9,772,192
____________

(a)	The reported amount includes the following outstanding awards that have been granted under the Boise Inc. Incentive and Performance Plan but not yet earned as of December 31, 2011:
2,336,123 shares issuable upon the vesting of service-condition vesting restricted stock and restricted stock units.
332,534 shares issuable upon the vesting and exercise of nonqualified stock options.
188,401 shares issuable upon the vesting of performance units (at target). The number of shares to be issued will be based on our return on net operating assets (RONOA) over a two-year performance period from January 1, 2011, to December 31, 2012. The actual number of shares issued may be adjusted from 0% to 200% of the performance units awarded, based on our actual RONOA performance during the performance period.

(b)	The reported amount assumes the performance units are adjusted to the maximum value (200% of target).

Issuer Purchases of Equity Securities

During 2011, we announced our intent to repurchase up to $150 million of our common stock through a variety of methods, including in the open market, privately negotiated transactions, or through structured share repurchases. During the year ended December 31, 2011, we repurchased 21,150,692 common shares for an average price of $5.74 per common share. For further information on our share repurchase programs, see Note 10, Stockholders' Equity and Capital, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The following table presents information related to our repurchases of common stock made under our plan announced on September 14, 2011, during the three months ended December 31, 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	1,626,700	$5.13		1,626,700
November 1-30, 2011	1,214,900	6.03		1,214,900
December 1-31, 2011	4,938,237	5.94		4,938,237
Total	7,779,837	$5.79	(a)	7,779,837	$28,578,241
 ____________

(a)	Excludes brokerage commissions paid by the company. If commissions were included, the average purchase price would be $5.80 per common share.

Performance Graph

The following graph compares the return on a $100 investment in our common stock on February 25, 2008 (the day we first began trading on the NYSE with a $100 investment also made on February 25, 2008, in the S&P 500 Index and our peer group. The companies included in our peer group are Domtar Corp., Glatfelter, Greif, Inc., International Paper Company, KapStone Paper & Packaging, MeadWestvaco Corp., Neenah Paper Inc., Packaging Corp. of America, Rock-Tenn Company, Sappi Ltd., Stora Enso Corp., Temple-Inland Inc., UPM-Kymmene Corp., Verso Paper Corp., and Wausau Paper Corp.

We added Greif, Inc. and Rock-Tenn Company to, and omitted Smurfit-Stone Container Corporation and AbitibiBowater Inc. from our peer group this year because: Rock-Tenn Company acquired Smurfit-Stone Container Corp.; AbitibiBowater Inc. went through bankruptcy and, with our minor newsprint position, was no longer a relevant comparison. With our acquisitions of Tharco and Hexacomb shifting our product mix to more packaging, we deemed Greif, Inc., a packaging company, a more relevant comparison.

Comparison of Cumulative Total Return
$150
$100
$50
$0
2/25/08
12/31/08
12/31/09
12/31/10
12/31/11
Boise Inc.
S&P 500 Index
Peer Group

The following table reflects each investment's value at December 31, 2008, 2009, 2010, and 2011.

	December 31
	2008	2009	2010	2011
Boise Inc.	$5	$62	$98	$93
S&P 500 Index	$67	$85	$98	$100
Peer Group	$53	$88	$104	$96

ITEM 6.	SELECTED FINANCIAL DATA

Except where otherwise indicated, this Selected Financial Data is provided with respect to Boise Inc., which has materially the same financial condition and results of operations as BZ Intermediate Holdings LLC (BZ Intermediate) except for income taxes and common stock activity. Historical differences between the two entities resulted primarily from the effect of income taxes, the notes payable at Boise Inc. that were repurchased and canceled in October 2009, and the associated interest expense on those notes. The following table sets forth selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K (dollars in millions, except per-share data):

	Boise Inc.					Predecessor
	Year Ended December 31				February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007 (e)
	2011 (a)	2010 (b)	2009 (c)	2008 (d)
Statement of income (loss) data
Net sales	$2,404	$2,094	$1,978	$2,071	$—	$360	$2,333
Income from operations	191	194	306	40	—	23	160
Net income (loss)	75	63	154	(46)	5	23	160
Net Income (loss) per common share:
Basic	0.74	0.78	1.96	(0.62)	0.16	—	—
Diluted	0.70	0.75	1.85	(0.62)	0.16	—	—
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (f)	333	303	396	145	—	24	246
Cash dividends declared per common share	0.40	0.40	—	—
Balance sheet data (at end of year)
Current assets	$668	$653	$586	$596	$404		$560
Property	1,256	1,217	1,223	1,277	—		1,210
Total assets	2,286	1,939	1,896	1,988	408		1,846
Current liabilities	311	304	303	269	15		250
Long-term debt, less current portion	790	738	785	1,012	—		—
Notes payable	—	—	—	67	—		—
Total liabilities	1,491	1,292	1,275	1,539	175		286
Stockholders’ equity	795	647	621	449	233		1,560
____________
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

(a)	Included $2.2 million of expense related to the inventory purchase price adjustments that were recognized in March 2011 as part of our acquisition of Tharco.
Included a $2.3 million loss on extinguishment of debt recorded in the Corporate and Other segment.
Included $3.1 million of transaction-related costs, of which $1.6 million was recorded in our Packaging segment and $1.5 million was recorded in our Corporate and Other segment. Transaction-related expenses include expenses associated with transactions, whether consummated or not, and do not include integration costs.

(b)	Included a $22.2 million of loss on extinguishment of debt recorded in the Corporate and Other segment.

(c)	Included $5.8 million of expense associated with the restructuring of the St. Helens, Oregon, mill.
Included $5.9 million of income related to energy hedges.
Included $44.1 million of loss on extinguishment of debt for Boise Inc., or $66.8 million of loss on extinguishment of debt for BZ Intermediate, as a result of the October 2009 debt restructuring. The difference is due to the gain recognized by Boise Inc. related to the notes payable, which were held by Boise Inc.
Included $207.6 million of income as a result of alternative fuel mixture credits.

(d)	Included $37.6 million of expense associated with the restructuring of the St. Helens, Oregon, mill.
Included $7.4 million of expense related to energy hedges.
Included $5.5 million of expense related to lost production and costs incurred as a result of Hurricanes Gustav and Ike.
Included $10.2 million of expense related to inventory purchase accounting adjustments.
Included $19.8 million of expense related to the outage at the DeRidder, Louisiana, mill.
Included a $2.9 million gain for changes in supplemental pension plans.

(e)
Included approximately $19.1 million, $21.7 million, and $1.0 million of lower depreciation and amortization expense in the Packaging, Paper, and Corporate and Other segments, respectively, as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

Included a $4.4 million gain for changes in retiree healthcare benefits.
Included $8.7 million of expense related to the impact of energy hedges.
Included $4.0 million of expense related to the start-up of the reconfigured paper machine at the Wallula, Washington, mill.

(f)	The following table reconciles net income (loss) to EBITDA for the periods indicated (dollars in millions):

	Boise Inc.					Predecessor
	Year Ended December 31				February 1 (Inception) Through December 31, 2007	January 1 Through February 21, 2008	Year Ended December 31, 2007
	2011	2010	2009	2008
Net income (loss)	$75	$63	$154	$(46)	$5	$23	$160
Interest expense	64	65	83	91	—	—	—
Interest income	—	—	—	(2)	(10)	—	(1)
Income tax provision (benefit)	50	45	28	(9)	5	1	3
Depreciation, amortization, and depletion	144	130	132	110	—	—	85
EBITDA	$333	$303	$396	$145	$—	$24	$246
____________

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

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Part I, Item 1A. Risk Factors" of this Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). Except where otherwise indicated, this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided with respect to Boise Inc., which has materially the same financial condition and results of operations as BZ Intermediate Holdings LLC (BZ Intermediate) except for income taxes and common stock activity. We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K.

Background

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. Our operations began on February 22, 2008, when entities controlled by Boise Cascade Holdings, L.L.C. (Boise Cascade) sold their packaging and paper assets to Aldabra 2 Acquisition Corp. (the Acquisition). In these consolidated financial statements, unless the context indicates otherwise, the terms "the Company," "we," "us," "our," or "Boise" refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate. We are headquartered in Boise, Idaho, and have approximately 5,400 employees. We operate largely in the United States but have recently expanded our operations into Europe, Mexico, and Canada.

We operate and report our results in three reportable segments: Packaging, Paper, and Corporate and Other (support services). See Note 6, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information related to our segments.

Executive Summary

This past year was our most successful year as a public company since our inception. In 2011, we reported $75.2 million of net income, compared with $62.7 million in 2010. We reported $332.6 million of EBITDA, or a record $340.2 million, excluding the special items in the table below. The increases were due primarily to increased sales and operating income in our Packaging segment, driven by improved linerboard and newsprint pricing and the acquisitions of Tharco Packaging (Tharco) and Hexacomb on March 1, and December 1, 2011, respectively. In 2011, we generated $121.4 million of operating cash flow, less capital expenditures, and returned $169.3 million of capital back to our shareholders through share repurchases and dividends. During 2011, we successfully negotiated eight new labor agreements covering approximately 2,000 employees. The agreements have expiration dates ranging from 2014 to 2017. Our financial position remains strong, and we improved our financial flexibility by entering into a new credit agreement in November, extending maturities and lowering interest rates.

Demand for Our Products

U.S. industry containerboard demand increased modestly during 2011. Absolute industry box shipments in the U.S. increased 0.4% through December 2011, and box shipments on an average-week basis were up 0.5%, compared with the prior year. Year-to-date industry operating rates through December 2011, measured as total production in the U.S. as a percentage of total capacity, were at 96%, according to the American Forest & Paper Association (AF&PA). Total U.S. containerboard inventories were 2.4 million short tons in December 2011, compared with 2.3 million short tons in December 2010.

Packaging demand in our agriculture, food, and beverage markets has historically been correlated to weather and crop harvests in the Pacific Northwest. Demand in these markets was affected by 2011's inclement spring weather, causing later than normal plantings and subsequent fall harvest delays, when compared with the prior year. Demand in our containerboard export markets and industrial corrugated markets are more closely aligned with general economic activity. These markets remained stable through 2011, compared with 2010. In late 2011, export market demand softened as a result of global macroeconomic events, including the sovereign debt crisis in Europe.

U.S. industry demand for uncoated freesheet paper declined during 2011, compared with 2010. According to AF&PA, U.S. industry shipments were down 3.0% in 2011, compared with the prior year. Year-to-date industry operating rates for December 2011, measured as total uncoated freesheet paper shipments in the U.S. as a percentage of total capacity, were at 87%. Demand for commodity communication papers has declined due to soft macroeconomic conditions and elevated unemployment and continues to be negatively affected by the secular shift to electronic media for communications. The long-term demand for printing and converting products has also been negatively affected by weak macroeconomic conditions and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reductions in uncoated freesheet paper industry capacity in recent years, and that trend continued during 2011. Compared with prior years, U.S. uncoated freesheet paper inventories remained low, at approximately 941,000 short tons in December 2011, compared with 966,000 short tons in December 2010.

Our total uncoated freesheet volumes were flat in 2011, despite overall demand decline, as increased premium and specialty sales volumes offset declines in commodity sales volumes. Net selling prices were slightly improved, compared with 2010, driven by improved pricing across our premium and specialty papers. Our average uncoated freesheet net sales prices finished at $990 per ton in 2011, an increase of 1% versus the prior year.

Net Selling Prices and Input Costs

During 2011, our linerboard net selling prices and sales volumes to third parties increased 16% and 2%, respectively, compared with 2010, due to stronger demand in export markets and improved production of linerboard at our DeRidder, Louisiana, mill. The sales volume increase was achieved despite increased consumption of linerboard through our own operations and higher corrugated product sales volumes as a result of the acquisition of Tharco.

During fourth quarter 2011, net selling prices for uncoated freesheet began to decline as a result of softer demand through the quarter. Compared with fourth quarter 2010, prices for commodity chemicals and wood fiber in the Pacific Northwest increased. Diesel prices, which affect freight costs on both inbound raw materials and outbound finished goods, also increased. Prices for natural gas declined, compared with fourth quarter 2010. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.
Operational Outlook

In the year ahead, we will focus on integrating the Tharco and Hexacomb operations, and we will pursue growth opportunities in our Packaging segment that combine industrial and competitive logic with a reasonable price. We expect continued growth in our premium office, label and release, and flexible packaging papers, helping to offset declining demand in commodity paper markets. In 2011, input costs continued to increase, including chemicals and diesel across both of our businesses and the cost of fiber in our Paper segment. As we look forward, our focus will be to continue to manage input cost inflation.
In December 2011, the United States Environmental Protection Agency (EPA) published their most recent proposed National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters (Boiler MACT rules). Comments submitted by the paper and forest products industry through individual companies and trade associations will be reviewed by the EPA and a final rule incorporating revisions is expected in May or June 2012, with a potential compliance deadline of May or June 2014. We continue to monitor regulatory and competitive developments across the industry, including the Boiler MACT legislation, to determine potential impacts on our businesses.

Financial Results and Special Items

The following table sets forth our financial results for the years ended December 31, 2011, 2010, and 2009 (dollars in millions, except per-share data):

	Year Ended December 31
	2011	2010	2009
Sales	$2,404.1	$2,093.8	$1,978.2
Net income	75.2	62.7	153.8
Net income per diluted share	0.70	0.75	1.85
Net income excluding special items	79.9	76.8	20.4
Net income excluding special items per diluted share	0.75	0.91	0.25
EBITDA	332.6	302.6	395.7
EBITDA excluding special items	340.2	325.6	232.1

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

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income to EBITDA and EBITDA to EBITDA excluding special items for the years ended December 31, 2011, 2010, and 2009 (dollars in millions):

	Year Ended December 31
	2011	2010	2009
Net income	$75.2	$62.7	$153.8
Interest expense	63.8	64.8	82.7
Interest income	(0.3)	(0.3)	(0.4)
Income tax provision	50.1	45.4	28.0
Depreciation, amortization, and depletion	143.8	129.9	131.5
EBITDA	$332.6	$302.6	$395.7

Inventory purchase accounting expense	$2.2	$—	$—
Loss on extinguishment of debt	2.3	22.2	44.1
Transaction-related costs	3.1	—	—
Change in fair value of energy hedges	—	0.6	(5.9)
St. Helens mill restructuring	—	0.2	5.8
Alternative fuel mixture credits	—	—	(207.6)
EBITDA excluding special items	$340.2	$325.6	$232.1

The following table reconciles net income to net income excluding special items and presents net income excluding special items per diluted share for the years ended December 31, 2011, 2010, and 2009 (dollars and shares in millions, except per-share data):

	Year Ended December 31
	2011	2010	2009
Net income	$75.2	$62.7	$153.8
Inventory purchase accounting expense	2.2	—	—
Loss on extinguishment of debt	2.3	22.2	44.1
Transaction-related costs	3.1	—	—
Change in fair value of energy hedges	—	0.6	(5.9)
St. Helens mill restructuring	—	0.2	5.8
Alternative fuel mixture credits	—	—	(207.6)
Tax (provision) benefit for special items (a)	(2.9)	(8.9)	63.3
Reversal of income tax valuation allowances	—	—	(33.2)
Net income excluding special items	$79.9	$76.8	$20.4
Weighted average common shares outstanding: diluted	106.7	84.1	83.1
Net income excluding special items per diluted share	$0.75	$0.91	$0.25
 ____________

(a)	Special items are tax effected in the aggregate at an assumed combined federal and state statutory rate in effect for the period.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	General economic conditions, including but not limited to durable and nondurable goods production, white-collar employment, and electronic substitution.

•	Competing technologies that affect the demand for our products.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, including wood fiber, energy, and chemicals.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Our customer concentration and the ability of our customers to pay.

•	Integration of our acquisitions.

•	Labor and personnel relations.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Major equipment failure or significant operational setbacks.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in "Part I, Item 1A. Risk Factors" of this Form 10-K.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2011, 2010, and 2009 (dollars in millions, except percent-of-sales data):

	Year Ended December 31
	2011	2010	2009
Sales
Trade	$2,364.0	$2,058.1	$1,935.4
Related parties	40.1	35.6	42.8
	2,404.1	2,093.8	1,978.2

Costs and expenses
Materials, labor, and other operating expenses	1,880.3	1,634.0	1,596.2
Fiber costs from related parties	18.8	25.3	36.9
Depreciation, amortization, and depletion	143.8	129.9	131.5
Selling and distribution expenses	107.7	58.1	55.5
General and administrative expenses	60.6	52.3	50.3
Alternative fuel mixture credits, net	—	—	(207.6)
Other (income) expense, net	2.0	0.2	9.8
	2,213.0	1,899.8	1,672.5

Income from operations	$191.1	$194.0	$305.6

Sales
Trade	98.3%	98.3%	97.8%
Related parties	1.7	1.7	2.2
	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	78.2%	78.0%	80.7%
Fiber costs from related parties	0.8	1.2	1.9
Depreciation, amortization, and depletion	6.0	6.2	6.6
Selling and distribution expenses	4.5	2.8	2.8
General and administrative expenses	2.5	2.5	2.5
Alternative fuel mixture credits, net	—	—	(10.5)
Other (income) expense, net	0.1	—	0.5
	92.1%	90.7%	84.5%

Income from operations	7.9%	9.3%	15.5%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the years ended December 31, 2011, 2010, and 2009 (in thousands of short tons and dollars per short ton, except corrugated containers and sheets):

	Year Ended December 31
	2011	2010	2009
Sales Volumes
Packaging
Containerboard (linerboard)	230	225	253
Newsprint	231	231	199
Corrugated containers and sheets (mmsf) (a)	8,720	6,735	5,963
Paper
Uncoated freesheet	1,230	1,233	1,251
Containerboard (medium)	135	127	127
Market pulp	90	81	58
	1,455	1,441	1,436

Sales Prices (b)
Packaging
Containerboard (linerboard)	$422	$365	$301
Newsprint	541	493	459
Corrugated containers and sheets ($/msf)	67	57	58

Paper
Uncoated freesheet	$990	$977	$954
Containerboard (medium)	481	467	418
Market pulp	565	549	429
 ____________

(a)	Included corrugated container and sheet volumes for Tharco and Hexacomb since their acquisitions on March 1, and December 1, 2011, respectively.

(b)
Average net selling prices for our principal products represent sales less freight costs, discounts, and allowances. As reported in Note 6, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K, segment revenues include fees for shipping and handling charged to customers for sales transactions.

Operating Results

2011 Compared With 2010

Sales

In 2011, total sales increased $310.3 million, or 15%, to $2,404.1 million, compared with $2,093.8 million in 2010. The increase was a result of increased sales from our acquisition of Tharco in first quarter 2011, which increased sales in our Packaging segment, as well as higher net selling prices for the products we manufacture.

Packaging. Sales increased $277.8 million, or 41%, to $949.7 million from $671.9 million for the year ended December 31, 2011. The increase related primarily to our acquisition of Tharco, which drove higher sales volumes and prices for corrugated products and accounted for approximately 81% of the $277.8 million increase. Other drivers included a 16% increase in segment linerboard net selling prices and a 10% increase in newsprint net selling prices.

Paper. Sales increased $38.2 million, or 3%, to $1,496.5 million from $1,458.3 million for the year ended December 31, 2011. The increase was due to a 1% increase in overall uncoated freesheet net sales prices, as commodity uncoated freesheet net sales prices decreased 1% and premium and specialty net sales prices increased 4%, compared with the prior-year period. Overall uncoated freesheet sales volumes were flat, compared with the prior-year period, as a 2% decline in commodity sales volumes was offset by a 4% increase in premium and specialty sales volumes. Sales volumes of premium office, label and release, and flexible packaging papers represent 33% of our total uncoated freesheet sales volumes for 2011.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $239.7 million to $1,899.0 million for the year ended December 31, 2011, compared with $1,659.3 million for the year ended December 31, 2010. The increase related primarily to operating costs associated with Tharco, as well as higher overall input costs in our Paper segment.

Set forth below is a breakout of our most significant input costs, fiber (including rollstock consumed in our corrugated operations), energy, and chemical costs for the years ended December 31, 2011 and 2010 (dollars in millions):

	Year Ended December 31
	2011	2010
Fiber	$534.0	$461.8
Energy	209.1	211.7
Chemicals	235.7	204.9
	$978.8	$878.4

Compared with 2010, total fiber, energy, and chemical costs increased $100.4 million in 2011. The increase was driven primarily by fiber costs associated with Tharco, as well as higher chemical and fiber costs in our Paper segment.

Fiber. Costs for fiber, including purchased rollstock consumed in our corrugated operations, increased $59.4 million in our Packaging segment and $12.7 million in our Paper segment, compared with the year ended December 31, 2010. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased in 2011. Higher diesel costs increase the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

In Minnesota, our overall fiber costs increased due to increased prices and consumption of purchased pulp as a result of increased production of paper. This was offset partially by reduced consumption of wood and recycled fiber.

In the Pacific Northwest, our fiber costs increased in 2011 as a result of higher prices for wood fiber, a greater mix of whole logs, and higher prices for purchased pulp at our St. Helens, Oregon, mill.

Compared with 2010, total fiber costs at our DeRidder, Louisiana, mill decreased due to lower prices and consumption of wood fiber, offset partially by increased consumption of recycled fiber. In Alabama, fiber costs decreased in 2011, driven by reduced consumption of purchased pulp and recycled fiber due to lower production tons at our Jackson mill and lower prices for wood fiber. Fiber costs in the region were negatively affected by wet weather in 2010.

Energy. Energy costs decreased $0.6 million in our Packaging segment and $2.0 million in our Paper segment. In our Packaging segment, the decrease was due to lower fuel consumption coupled with lower electricity and natural gas prices. These decreases were offset partially by higher electricity consumption. In our Paper segment, this decrease was due to lower natural gas prices, offset in part by higher electricity prices.

Chemicals. Chemical costs increased $6.5 million in our Packaging segment and $24.3 million in our Paper segment. The increased costs were primarily a result of increased prices for commodity chemicals, including caustic soda and starch.

Labor. Labor costs related to the production of our products recorded in "Materials, labor, and other operating expenses" were $317.5 million in 2011, an increase of $45.0 million, or 17%, compared with the same period in 2010. Included in 2011 are additional labor costs from our first-quarter acquisition of Tharco.

Selling and distribution expenses. In 2011, the increase in selling and distribution expenses related primarily to the acquisition of Tharco. Compared with our historical packaging business, Tharco serves a larger proportion of small customers with a more diverse range of products, resulting in higher selling and distribution costs. Excluding the selling and distribution expenses related to Tharco, our selling and distribution expenses increased only 3.0% in 2011.

Depreciation, amortization, and depletion and general and administrative expenses increased during the year ended December 31, 2011, due primarily to incremental expenses from Tharco's operations. Excluding the expenses related to Tharco, these expenses increased only slightly.
Other (income) expense. “Other (income) expense, net” includes miscellaneous income and expense items. In 2011, we recorded $3.1 million of costs incurred during the initial evaluation of potential targeted acquisitions. The expenses related primarily to costs to analyze, negotiate, and consummate transactions as well as financial and legal due diligence activities. These costs were partially offset by approximately $1.1 million of other miscellaneous income and expenses.

Income From Operations

Income from operations for the year ended December 31, 2011, decreased slightly to $191.1 million, compared with $194.0 million for the year ended December 31, 2010. Excluding the special items discussed in our Executive Summary above, income from operations increased $5.3 million in 2011. Before special items, the increase related to a significant earnings growth in our Packaging segment, partially offset by decreased operating income in our Paper segment. Income from operations also includes net costs from our Corporate and Other segment.

Packaging. Segment income from operations increased $40.0 million to $105.0 million in 2011, compared with $65.0 million for the year ended December 31, 2010. This increase was driven by improved linerboard, newsprint, and corrugated products pricing and the acquisition of Tharco. These factors were offset partially by higher chemical costs. During 2011, net selling prices of segment linerboard improved $57 per short ton, and newsprint prices improved $53 per short ton, compared with the same period in the prior year, as both markets improved in 2011.

Paper. Segment income from operations decreased $39.4 million to $112.1 million in 2011, compared with $151.5 million for the year ended December 31, 2010. This decrease was driven by higher input costs, continued declines in U.S. industry demand for uncoated freesheet, and higher maintenance costs during our annual shutdown at Wallula, Washington. The increased input costs related primarily to increased prices for commodity chemicals, including caustic soda and starch, and to a lesser extent, higher fiber costs, offset partially by higher sales prices, lower energy costs, and increased sales volumes of medium and market pulp.

Other

Loss on extinguishment of debt. During the years ended December 31, 2011 and 2010, we recognized $2.3 million and $22.2 million, respectively, in loss on extinguishment of debt. These amounts consist primarily of previously unamortized deferred financing costs, which were expensed in connection with our financing activities.

Income taxes. For the years ended December 31, 2011 and 2010, Boise Inc. recorded income tax expense of $50.1 million and $45.4 million, respectively, and had effective tax rates of 40.0% and 42.0%, respectively. For the years ended December 31, 2011 and 2010, BZ Intermediate recorded income tax expense of $50.1 million and $44.5 million, respectively, and had effective tax rates of 40.0% and 41.2%, respectively. The primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes and discrete tax items.

Balance Sheet Changes

The changes in our balance sheet, compared with December 31, 2010, relate primarily to the Tharco and Hexacomb acquisitions, the exercise of warrants, the repurchase of our common stock, and an increase in our pension obligations. We increased our assets approximately $423.4 million and our liabilities approximately $97.2 million in total for both acquisitions based on the fair values on the acquisition dates. During 2011, warrant holders exercised 40.3 million warrants, resulting in the issuance of 38.4 million additional common shares and we repurchased 21.2 million common shares. Compared with December 31, 2010, our pension obligation, which is recorded in long-term "Compensation and benefits" on our Consolidated Balance Sheets, increased approximately $83.4 million. The increase in our pension obligation related primarily to a decrease in the discount rate from 5.50% at December 31, 2010 to 4.50% at December 31, 2011. See Note 3, Acquisitions, Note 9, Retirement and Benefit Plans, and Note 10, Stockholders' Equity and Capital, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information.

2010 Compared With 2009
Sales
For the year ended December 31, 2010, total sales increased $115.6 million, or 6%, to $2,093.8 million from $1,978.2 million for the year ended December 31, 2009. The increase was driven primarily by increased sales prices in both the Packaging and Paper segments and, to a lesser extent, by increased sales volumes in both segments.

Packaging. For the year ended December 31, 2010, sales increased $83.5 million, or 14%, to $671.9 million from $588.4 million for the year ended December 31, 2009. The increase was driven by a 21% increase in segment linerboard net selling prices and a 7% increase in newsprint net selling prices coupled with a 16% increase in sales volumes and a 13% increase in sales volumes of corrugated containers and sheets. The increase in corrugated containers and sheets was due to improved market conditions and increased sheet sales volumes from our sheet feeder plant in Texas. Corrugated products net sales price decreased 2% as a result of an increased sales mix of lower-priced corrugated sheets, relative to containers, due to strong corrugated sheet demand. Partially offsetting these factors were 11% lower sales volumes of segment linerboard, driven by increased corrugated sheet sales volumes, which consumed more linerboard and resulted in a smaller proportion of linerboard available for sale to third parties.

Paper. For the year ended December 31, 2010, sales increased $38.4 million, or 3%, to $1,458.3 million compared with $1,420.0 million for the year ended December 31, 2009. The increase was driven primarily by increased sales prices across the majority of our products. Overall during 2010, compared with 2009, uncoated freesheet net sales prices increased 2%, as commodity uncoated freesheet net sales prices increased 2% and premium and specialty net sales prices increased 3%. Compared with 2009, 2010 uncoated freesheet sales volumes were down 1%, driven by a 7% decline in sales volumes of commodity grades, offset by a 10% increase in sales volumes of premium and specialty grades. Increased premium and specialty sales volumes during 2010 were driven primarily by 13% growth in combined sales volumes of premium office, label and release, and flexible packaging papers, which represented 31% of our total 2010 uncoated freesheet sales volumes.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties increased by $26.2 million, or 2%, for the year ended December 31, 2010, compared with 2009. The increase was driven primarily by higher fiber and energy costs.

Set forth below is a breakout of our most significant input costs, fiber, energy, and chemical costs, for the years ended December 31, 2010 and 2009 (dollars in millions):

	Year Ended December 31
	2010	2009
Fiber	$461.8	$401.1
Energy	211.7	188.9
Chemicals	204.9	210.3
	$878.4	$800.3

Fiber, energy, and chemical costs for the year ended December 31, 2010, increased $78.1 million, compared with 2009. This increase was driven primarily by increased costs for fiber as a result of higher purchased pulp and recycled fiber prices and increased wood consumption. Increased consumption of fiber was driven primarily by higher production volumes. These costs were offset partially by lower prices for chemicals.

Fiber. Fiber costs increased in 2010 by $12.8 million in our Packaging segment and $48.0 million in our Paper segment, compared with 2009, due primarily to increased purchased pulp prices, increased recycled fiber prices, and increased fiber consumption as a result of increased production volumes.

Energy. Energy costs increased $14.5 million in our Packaging segment and $8.3 million in our Paper segment, compared with 2009, due primarily to higher electrical rates in our Packaging segment and increased consumption in both our Packaging and Paper segments as a result of increased production. The increase was offset partially by lower natural gas prices.

Chemicals. Chemical costs in 2010 decreased $3.4 million in our Packaging segment and $2.0 million in our Paper segment, compared with 2009, as a result of a more favorable chemical mix, which reduced consumption of some higher-cost commodity chemicals.

Selling and distribution expenses. In 2010, selling and distribution expenses increased $2.6 million to $58.1 million, compared with $55.5 million for the year ended December 31, 2009. As a percentage of sales, selling and distribution expenses remained flat at 2.8%.
General and administrative expenses. In 2010, general and administrative expenses increased $2.0 million to $52.3 million, compared with $50.3 million for the year ended December 31, 2009. While total general and administrative expenses increased, the costs remained flat as a percentage of sales.
Alternative fuel mixture credits. The year ended December 31, 2009, included $207.6 million of alternative fuel mixture credits, of which $61.6 million was recorded in our Packaging segment and $149.9 million was recorded in our Paper segment. These amounts are net of fees and expenses and before taxes. We also recorded $3.9 million of expenses in our Corporate and Other segment relating to alternative fuel mixture credits. Eligibility for new credits expired on December 31, 2009.
Other (income) expense. “Other (income) expense, net” includes miscellaneous income and expense items. The expense in 2009 consisted primarily of $5.8 million of expense relating to the restructuring of our mill in St. Helens, Oregon, and approximately $3.5 million of expense related to the idling of our D2 newsprint machine at our DeRidder, Louisiana, mill.

Income From Operations

Income from operations during 2010 decreased $111.7 million, to $194.0 million,compared with $305.6 million for the year ended December 31, 2009. This decrease was driven primarily by $207.6 million of income from alternative fuel mixture credits recognized for the year ended December 31, 2009. Excluding the income from alternative fuel mixture credits, income from operations increased $96.0 million, compared with the prior-year period. This increase was due primarily to overall increased net sales prices and sales volumes and, to a lesser extent, lower chemical costs in both the Packaging and Paper segments. These increases were offset partially by increased fiber and energy costs. Our operating segment results are discussed below. Income from operations also includes net costs from our Corporate and Other segment.

Packaging. Segment income from operations in 2010 decreased $2.1 million to $65.0 million. Segment income for the year ended December 31, 2009, included $61.6 million of income from alternative fuel mixture credits recognized during 2009. Excluding the income from alternative fuel mixture credits, income from operations increased $59.5 million, compared with the prior-year period. This increase was due primarily to increased net sales prices for linerboard and newsprint, along with increased sales volumes for newsprint and corrugated products and, to a lesser extent, lower chemical prices. This increase was offset partially by increased energy costs, as well as additional maintenance costs as a result of a more extensive outage at DeRidder in first quarter 2010, compared with 2009.

Paper. Compared with 2009, segment income from operations in 2010 decreased $111.2 million to $151.5 million. This decrease was driven primarily by $149.9 million of income from alternative fuel mixture credits recognized during 2009. Excluding the income from alternative fuel mixture credits, income from operations increased $38.8 million, compared with the prior-year period. This increase was due primarily to increased net sales prices across all major product categories and, to a lesser extent, lower chemical prices. These increases were offset partially by increased fiber costs due to increased purchased pulp and recycled fiber costs.

Other

Loss on extinguishment of debt. During the year ended December 31, 2010, we recognized $22.2 million in loss on extinguishment of debt. This amount consisted primarily of previously unamortized deferred financing costs. For the year ended December 31, 2009, loss on extinguishment of debt was $44.1 million as a result of the October 2009 debt restructuring, and the loss for BZ Intermediate was $66.8 million. BZ Intermediate's loss was greater because it did not record the gain on repurchase of notes payable, which were held by Boise Inc.

Income taxes. For the years ended December 31, 2010 and 2009, Boise Inc. recorded income tax expense of $45.4 million and $28.0 million, respectively, and had effective tax rates of 42.0% and 15.4%, respectively. For the years ended December 31, 2010 and 2009, BZ Intermediate recorded income tax expense of $44.5 million and $20.4 million, respectively, and had effective tax rates of 41.2% and 12.1%, respectively. During 2009, Boise Inc. and BZ Intermediate released valuation allowances recorded during 2008 because they expected to be able to utilize deferred tax assets to offset deferred tax liabilities. This resulted in a lower effective tax rate during 2009, relative to 2010.

Industry Activities

In May 2011, Rock-Tenn Company completed its acquisition of Smurfit-Stone Container Corporation, creating a combined company that is the second-largest North American containerboard and corrugated container manufacturer behind the largest manufacturer, International Paper Company (International Paper).

In September 2011, International Paper announced that they had entered into a definitive merger agreement under which International Paper will acquire all of the outstanding common stock of Temple-Inland Inc., the fourth-largest producer of containerboard and corrugated containers.

We have not experienced an immediate impact to our operations as a result of these developments; however, the longer-term outlook is uncertain.

Liquidity and Capital Resources

In 2011, we generated $121.4 million of operating cash flow, less capital expenditures, and we improved our financial flexibility by entering into a new credit agreement in November, extending maturities and lowering interest rates on that debt. In 2011, we received $284.8 million of warrant proceeds and used $326.2 million of cash to diversify our presence in packaging markets through two acquisitions and returned $169.3 million of capital back to our shareholders through share repurchases and dividends. We ended the year with $97.0 million of cash and $493.8 million of aggregate liquidity from unused borrowing capacity under the revolving credit facility, net of letters of credit. Our cash equivalents are invested in money market funds that are broadly diversified in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

Our foreign operations are currently not material to our financial position or results of operations.  At December 31, 2011, we had $4.3 million of cash held in operations outside of the United States. We indefinitely reinvest our earnings in operations outside the United States; however, if foreign earnings were repatriated at a future date, we would need to accrue and pay taxes. At December 31, 2011, we did not hold significant investments tied to debt of countries facing severe fiscal challenges.

We believe that our cash, as well as our cash flows from operations and the available borrowing capacity under our revolving credit facility, will be adequate to provide cash as required to support our ongoing operations, property and equipment expenditures, pension contributions, and debt service obligations for at least the next 12 months.

Sources and Uses of Cash

We primarily generate cash from sales of our products and from short- and long-term borrowings, as well as from cash proceeds from the sale of nonstrategic assets. In addition to paying for ongoing operating costs, we use cash to invest in our business, repurchase common stock, repay debt, and meet our contractual obligations and commercial commitments. Below is a summary table of our cash flows (dollars, in thousands) followed by a discussion of our sources and uses of cash through operating activities (including a sensitivity analysis related to our sources and uses of cash from/for operating activities), investing activities, and financing activities.

	Year Ended December 31
	2011	2010	2009
Cash provided by operations	250,191	289,781	458,712
Cash used for investment	(443,317)	(109,270)	(84,517)
Cash provided by (used for) financing	123,289	(83,071)	(327,320)

Operating Activities

Our principal operating cash expenditures are for fiber, compensation, energy, chemicals, and interest. During the years ended December 31, 2011, 2010, and 2009, our operating activities provided $250.2 million, $289.8 million, and $458.7 million of cash, respectively.

2011 Compared With 2010

In 2011 and 2010, operating activities provided $250.2 million and $289.8 million of cash, respectively. Compared with 2010, the decrease in cash provided by operations related to a $17.1 million increase in working capital in 2011, compared with a $38.1 million reduction in working capital in the prior year. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. In 2011, the increase in working capital related primarily to increased inventory balances. Inventory increased due to the building of raw materials inventories in our business and a higher valuation of our finished goods inventories. Compared with 2010, cash provided by operations also decreased due to a decline in income from operations in 2011. The decline in income from operations related primarily to decreased operating income in our Paper segment, which was driven by higher input costs and continued declines in U.S. industry demand for uncoated freesheet. For more information, see “Our Operating Results” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We made contributions of $25.4 million to our pension plans during 2011. Based on current facts and assumptions, we will contribute at least the required minimum contributions of approximately $20 million to our plans during 2012 and approximately $24 million in 2013.

2010 Compared With 2009

During the years ended December 31, 2010 and 2009, our operating activities provided $289.8 million and $458.7 million of cash, respectively. Compared with 2009, the decrease in cash provided by operations relates primarily to the following:

•
A $111.7 million decrease in income from operations. As discussed under "Operating Results" above, this was due primarily to the cessation of the alternative fuel mixture credits that we received during 2009. We recorded $207.6 million of income from alternative fuel mixture credits, including fees and expenses and before taxes during 2009. Excluding the fuel mixture credits, income from operations increased due to overall increased net sales prices and sales volumes and, to a lesser extent, lower chemical costs. These increases were offset partially by increased fiber and energy costs.

•
During 2010, decreases in working capital provided $38.1 million in cash, compared with $91.6 million in 2009. During 2010, the decreases in working capital related primarily to the collection of a $56.6 million receivable related to the alternative fuel mixture credits, partially offset by a $17.1 million increase in inventories. The increase in inventories was primarily due to higher linerboard prices and overall slightly higher inventory at the end of 2010, compared with the end of 2009.

•	More cash contributions to our pension plans. During 2010, we contributed $25.2 million to our pension plans, compared with $12.3 million during 2009.

Sensitivity Analysis Related to Sources and Uses of Cash From/For Our Operating Activities

Sources and uses of cash flows from operating activities

Our primary source of cash is revenue generated by the sale of our packaging and paper products, including linerboard, corrugated containers and sheets, newsprint, and uncoated freesheet papers. Declines in working capital, including declines in receivables from sales of our products, reductions in inventory levels, reductions in prepaid expenses, and increases in accounts payable and other accrued liabilities, also provide cash for operations.

During the year ended December 31, 2011, we sold the following:

•	230,000 short tons of linerboard to third parties.

•	8,720 million square feet of corrugated containers and sheets.

•	231,000 short tons of newsprint.

•	1.2 million short tons of uncoated freesheet paper.

•	90,000 short tons of market pulp.

Compared with the year ended December 31, 2010, selling prices for corrugated sheets and containers, segment linerboard (sold to third parties), newsprint, market pulp, and uncoated freesheet increased 18%, 16%, 10%, 3%, and 1%, respectively. Selling prices increased due to improved market conditions.

Our primary uses of cash are for expenses related to the manufacture of packaging and paper products, including fiber, compensation, energy, and chemicals. For further information pertaining to our expenses, see "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sensitivity Analysis

Our operations can be affected by the following sensitivities (dollars in millions):

Sensitivity Analysis (a)	Estimated Annual Impact on Income Before Taxes
Packaging (b)
Containerboard (linerboard)	$2
Newsprint	2
Corrugated containers and sheets ($1.00/msf change in price)	9
Paper (b)
Uncoated freesheet	12
Interest rate (1% change in interest rate on our variable-rate debt)	2
Energy (c)
Natural gas ($1.00/mmBtu change in price)	12
Diesel ($0.50/gallon change in price)	6
Fiber (1% change in cost)	5
Chemicals (1% change in cost)	2
 ____________

(a)	Based on 2011 operations.

(b)	Calculated using a $10/short ton change in the selling price except as noted.

(c)
The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas.

Investment Activities

2011

Cash investing activities used $443.3 million for the year ended December 31, 2011. During 2011, we used $326.2 million of cash for the Tharco and Hexacomb acquisitions, $128.8 million for capital expenditures for property and equipment, and $3.5 million of cash for purchases of short-term investments; and we received $14.1 million of proceeds from the maturity of short-term investments. The short-term investments consisted of funds invested in certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). During 2011, we liquidated our short-term investment portfolio.

Excluding acquisitions, the details of cash capital expenditures for property and equipment by segment for the year ended December 31, 2011, are included in the table below (dollars in millions):

	Year Ended December 31, 2011
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total
Packaging	$3.5	$4.5	$41.3	$49.3
Paper	0.1	18.7	55.4	74.2
Corporate and Other	—	2.6	2.7	5.3
	$3.6	$25.8	$99.4	$128.8
____________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

We expect capital investments in 2012 to be between $140 million and $145 million, excluding acquisitions. This level of capital investment could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. Our capital spending in 2012 will be for cost savings, performance improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our performance improvement projects also focus on opportunities to improve our energy efficiency. We expect to spend approximately $9 million in 2012 for capital environmental compliance requirements. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers.

2010

For the year ended December 31, 2010, investing activities used $109.3 million of cash, which consisted of $111.6 million of expenditures for property and equipment, $25.3 million for the purchase of short-term investments, and $24.7 million of proceeds from the maturities of short-term investments.

2009

For the year ended December 31, 2009, investing activities used $84.5 million of cash, which consisted of $77.1 million of expenditures for property and equipment, $21.6 million for purchases of short-term investments, and $11.6 million of proceeds from the maturities of short-term investments.

Financing Activities

2011

Cash provided by financing activities was $123.3 million for the year ended December 31, 2011, compared with $83.1 million of cash used for financing activities for the same period in 2010. Financing activities in 2011 included $284.8 million of cash proceeds from the exercise of 40.3 warrants and $18.2 million of proceeds from the net issuance of debt. During 2011, we replaced our revolving credit facility and entered into a new Tranche A term loan facility (the Credit Facilities), which extended our maturities and lowered our interest rates. These sources of cash were partially offset by $121.4 million of cash used to repurchase 21.2 million shares of our common stock at an average price of $5.74, $47.9 million of cash used to pay our shareholders special dividends, and $8.6 million of cash used to pay financing costs incurred in connection with the new Credit Facilities discussed above.

Based on how our debt agreements are currently structured, our expected debt service obligation, assuming debt interest rates stay at December 31, 2011, levels, is estimated to be approximately $66.2 million for 2012 and $76.2 million for 2013, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material.

We lease our distribution centers, as well as other property and equipment, under operating leases. These operating leases are not included in debt; however, they represent a commitment. Obligations under operating leases are shown in "Contractual Obligations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

For more information about our debt and leases, see Note 7, Debt, and Note 14, Leases of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10‑K.

2010

Cash used for financing activities for the year ended December 31, 2010, reflects $334.1 million of debt repayments, $300.0 million of debt issuances, $32.3 million for payment of a $0.40 per common share special dividend, and $12.0 million of cash paid for financing costs.

2009

Financing activities for the year ended December 31, 2009, used $327.3 million of cash, which primarily reflects the issuance of $300 million of 9% senior notes due in 2017 obtained as a result of a debt restructuring and repayment of approximately $531.5 million of existing debt.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2011. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities (dollars in millions):

	Payments Due by Period
	2012	2013-2014	2015-2016	Thereafter	Total
Long-term debt, including current portion (a)	$10.0	$40.0	$150.0	$600.0	$800.0
Interest (b)	56.2	110.8	106.1	111.0	384.1
Operating leases (c)	22.5	34.7	23.7	9.9	90.8
Purchase obligations:
Raw materials and finished goods inventory (d)	56.3	26.0	—	—	82.3
Utilities (e)	23.8	2.7	—	—	26.5
Other (f)	4.4	1.6	—	—	6.0
Other long-term liabilities reflected on our Consolidated Balance Sheet (g):
Compensation and benefits (h)	20.2	53.0	53.5	46.2	172.9
Other (i)	4.8	6.0	4.4	23.4	38.6
	$198.2	$274.8	$337.7	$790.5	$1,601.2
____________

(a)	The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt.

(b)	Amounts represent estimated interest payments as of December 31, 2011, and assume our long-term debt is held to maturity.

(c)
We enter into operating leases in the normal course of business. We lease some of our operating facilities as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements.

(d)
Included among our raw materials purchase obligations are contracts to purchase approximately $76 million of wood fiber. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2012 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2011, or upon contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)	Consists primarily of information technology purchase obligations.

(g)
Long-term deferred income taxes of $161 million and unrecognized tax benefits of $23 million are excluded from this table, because the timing of their future cash outflows are uncertain. Additional information relating to the inclusion of the alternative fuel mixture credits in taxable income may become available in the next 12 months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded. It is not reasonably possible to know to what extent the total amounts of unrecognized benefits will increase or decrease within the next 12 months.

(h)
Amounts consist primarily of pension obligations, including current portion of $0.4 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(i)	Includes current liabilities of $4.8 million related primarily to the current portion of workers' compensation liability.

Off-Balance-Sheet Activities

At December 31, 2011 and 2010, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 19, Commitments, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10‑K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, and the events or circumstances that would require us to perform under the guarantees.

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

We experience some seasonality, based primarily on buying patterns associated with particular products. For example, within the Pacific Northwest, the demand for our corrugated containers is influenced by changes in agricultural demand within that geographic region. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities. Seasonality also affects working capital levels, as described in "Seasonality" in "Part I, Item 1. Business" of this Form 10‑K.

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

We record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by us using third-party valuations based on quoted prices for similar assets and liabilities. Changes in the fair value of derivatives are recorded in either "Net income (loss)" or "Other comprehensive income (loss)" as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in "Other comprehensive income (loss)" in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in "Net income (loss)". The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

The table below provides a summary of our long-term debt obligations and energy derivatives as of December 31, 2011. Other instruments subject to market risk, such as obligations for pension plans are not reflected in the table. For our long-term debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Changes in market rates of interest affect the fair value of our fixed-rate debt. For our energy derivatives, the table sets forth the estimated fair value based on current rates and does not attempt to project future rates (dollars in millions).

	2012	2013	2014	2015	2016	There- after	December 31, 2011
							Total	Fair Value
Debt
Long-term debt (a)	$10.0	$20.0	$20.0	$30.0	$120.0	$600.0	$800.0	$841.9
Fixed-rate debt payments (b)
9% senior notes (c)	$—	$—	$—	$—	$—	$300.0	$300.0	$333.0
8% senior notes (c)	—	—	—	—	—	300.0	300.0	322.0
Average interest rate (as percentage)	—	—	—	—	—	8.5	8.5	—
Variable-rate debt payments (b)	$10.0	$20.0	$20.0	$30.0	$120.0	$—	$200.0	$186.9
Average interest rate (as percentage)	2.3	2.3	2.3	2.3	2.3	—	2.3	—
Energy derivatives (d)	$5.3	$2.0	$0.9	$0.1	$—	$—	$8.4	$8.4
____________

(a)	Includes current portion.

(b)	These obligations are further explained in Note 7, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)	The table assumes that accumulated interest is paid semiannually.

(d)
These obligations are further explained in Note 8, Financial Instruments, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

We incur, and we expect to incur, substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. We spent $4 million in 2011 and expect to spend about $9 million in 2012 for capital environmental compliance requirements. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers.

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

In December 2011, the United States EPA published their most recent proposed National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters (Boiler MACT rules). The proposed Boiler MACT rules will require process modifications and/or installation of air pollution controls on power boilers (principally our biomass-fuel-fired boilers) at our mills, and we are currently reviewing those rules to understand the effect they will have on our operations. The cost of compliance is likely to be significant. Our current estimates, based on the December 2011 Boiler MACT rule reproposal, indicate we will incur additional capital spending of up to $50 million for compliance at our mills. Compliance with final Boiler MACT rules may also affect operating costs for the mills, some mills may be required to narrow the list of fuels used for energy recovery in their boilers. Final impacts on fuel use and fuel costs cannot be precisely determined at this time due to ambiguities in the proposed rule revisions and the likelihood that additional guidance and rule revisions will be forthcoming from EPA.

The forest products sector and other industrial sectors continue to advocate for legislation that would provide a five-year compliance timeline as well as needed technical, regulatory, and legal certainty to the regulated community affected by the Boiler MACT and related rules. In October 2011, the EPA Regulatory Relief Act (H.R. 2250) was passed by the House of Representatives. The companion bill in the U.S. Senate (S.1392) has not yet received an up or down vote, but has more than 40 cosponsors. With the U.S. District Court for the District of Columbia's decision on January 9, 2012, vacating EPA's stay of the March 2011 Boiler MACT rules, passage of legislation to provide regulatory and legal certainty remains especially relevant.

Climate change, in its many dimensions (legislative, regulatory, market, and physical), has the potential to significantly affect our business. Boise relies on a sustainably managed supply of woody biomass as our principal raw material and main energy source. About 66% of our energy comes from renewable woody biomass. The carbon dioxide emitted when burning biomass from sustainably managed sources for energy is generally considered to be carbon neutral (does not contribute to climate change) because it is recycled in a closed loop whereby the carbon is removed from the atmosphere by the biomass and then returned to the atmosphere when the biomass is burned, resulting in no net increase of carbon dioxide in the atmosphere. Significant amounts of carbon are permanently sequestered in forests and forest products.

Our manufacturing operations emit greenhouse gases (GHGs), which may contribute to global warming and climate change. We have been a voluntary member of the EPA Climate Leaders program and the Chicago Climate Exchange (CCX). Under these programs, we have established GHG emission inventories using established protocols, and in the case of the CCX, the emissions have been third-party verified. In 2010 (the last reported year), our company emitted about 2.0 million metric tonnes (2,205 pounds) of GHG carbon dioxide equivalents, comprising about 0.8 million metric tonnes of direct emissions and 1.2 million metric tonnes of indirect emissions from purchased electricity. The carbon dioxide from burning biomass, which is generally considered to be carbon neutral, is excluded from our GHG inventories. The EPA discontinued the Climate Leaders program following the 2010 reporting year, and the CCX was also disbanded. In 2011, we began reporting GHGs for calendar year 2010 under the EPA’s mandatory regulatory program.

Climate change legislative and regulatory activities that affect our operations generally focus on reducing GHG emissions through some combination of GHG limitations (such as cap and trade or emission standards) and a renewable electricity standard (RES). Three of the five states in which our primary GHG-emitting facilities operate (Minnesota, Oregon, and Washington) have passed RES legislation. In 2011, Boise purchased a number of smaller GHG-emitting facilities that operate in states that have RES legislation (California, Colorado, Connecticut, Illinois, North Carolina, and Texas). The expected financial impact of RES in these states is expected to be minimal because of their size. There is currently no national RES in effect. The RES could increase our energy cost due to the higher cost of renewable electrical generation facilities, compared with those generating electricity from fossil fuel.

The prognosis for enacting national climate change legislation into law is uncertain. The effect of any climate change legislation on our operations is also uncertain. Furthermore, U.S. legislation and regulation may put our operations at a competitive disadvantage relative to foreign competition if competing countries have not enacted commensurate GHG reduction programs.

The EPA initiated the regulation of GHGs following its "endangerment finding" in December 2009. The EPA issued final regulations (known as the Tailoring Rule) for GHGs from stationary sources under its Clean Air Act Title V permitting and Prevention of Significant Deterioration (PSD) programs in 2010. These rules were scheduled to take effect on January 2, 2011. On January 12, 2011, the EPA announced that it would defer implementation of the Tailoring Rule, including PSD and Title V permitting requirements, for biogenic GHG emissions sources. On July 20, 2011, the final rule deferral was published in the federal register and became effective on that date for a period of three years. Once the deferral expires and the rule is fully implemented, it could lead to longer permitting times and additional costs to reduce GHG emissions at our mills.

Increased interest in biomass as a renewable energy source could increase demand for and the cost of wood, our principal raw material. On the other hand, as incentives for biofuels manufacturing increase, there may be opportunities to locate biorefineries at our mills to produce biofuels as a coproduct. We are a significant manufacturer of recycled paper. Recycling of paper reduces greenhouse gas emissions from landfills.

There is considerable uncertainty concerning the physical risks that may be presented by climate change. Predictions range widely and can include higher incidence of weather extremes (floods and drought), increased storm intensity, and rising sea levels. Climate change could also affect forests supplying our wood both positively and negatively. Increased carbon dioxide in the atmosphere and warmer temperatures could increase forest biomass production. Weather patterns and insects might affect forests either favorably or unfavorably. We cannot predict the effect of climate change on our operations with any degree of certainty until the legislative and regulatory landscape takes shape.

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

Asset Return Assumption. The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes in which we invest. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2012 net periodic benefit cost is 7.00%.

Rate of Compensation Increases. Many of the pension benefits are frozen, so the compensation increase assumption is not applicable for these plans. There are currently no scheduled increases in pension benefit rates for hourly employees in plans that have not been frozen.

Retirement and Mortality Rates. These rates were developed to reflect actual and projected plan experience.

Expected Contributions. Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. We estimate we will contribute at least the required minimum contributions of approximately $20 million in 2012 and approximately $24 million in 2013.

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of "Accumulated other comprehensive income (loss)" in our Consolidated Statement of Stockholders' Equity for Boise Inc. or Consolidated Statements of Capital for BZ Intermediate. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2011, we recorded $69.6 million of actuarial losses as an increase in liabilities and an increase in "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheet. The actuarial losses related primarily to a decrease in the discount rate from 5.50% at December 31, 2010, to 4.50% at December 31, 2011. We expect to recognize these actuarial losses using the "corridor approach" which defines the minimum amortization amount, which is the total net unrecognized gain or loss in excess of 10% of the greater of the projected benefit obligation or the market-related value of the assets amortized on a straight-line basis over the average future service period for the active employees which is generally between seven and ten years for our plans. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31, 2012	Year Ended December 31
		2011	2010
Pension expense	$11.1	$10.9	$9.2

Assumptions
Discount rate	4.50%	5.50%	6.10%
Expected rate of return on plan assets	7.00%	7.25%	7.25%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2011 and 2012 pension expense (dollars in millions).

	Base Expense	Increase (Decrease) in Pension Expense (a)
		0.25% Increase	0.25% Decrease
2011 Expense
Discount rate	$10.9	$(1.5)	$1.5
Expected rate of return on plan assets	10.9	(0.8)	0.8

2012 Expense
Discount rate	$11.1	$(1.6)	$1.6
Expected rate of return on plan assets	11.1	(1.0)	1.0
____________

(a)
The sensitivities shown above are specific to 2011 and 2012. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

For more information related to our pension plans including the general nature of the plans, deferred gains and losses, funding obligations, and cash flows, see Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Income Taxes

We account for income taxes and separately recognize deferred tax assets and deferred tax liabilities. We are subject to income taxes in both the U.S. and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense and our tax basis in assets and liabilities. Our deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. We also recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

We make judgments and estimates in determining income tax expense for financial statement purposes. These judgments and estimates occur in the calculation of tax credits, benefits, and deductions and in the calculation of some deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease in our tax provision in a subsequent period.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex U.S. and foreign tax regulations, exposures from not filing in some jurisdictions, and transfer pricing exposures from allocation of income between jurisdictions. It is inherently difficult and subjective to estimate uncertain tax positions, because we have to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

In 2009, the U.S. Internal Revenue Code provided a tax credit for companies that use the alternative fuel mixture to produce energy to operate their businesses. For the year ended December 31, 2009, we increased our unrecognized tax benefit $87.6 million, which was charged to income tax expense, by excluding the alternative fuel mixture credits from income for tax purposes. If subsequently recognized, as of December 31, 2011, this unrecognized tax benefit would reduce our tax expense $83.1 million, which is net of a federal benefit for state taxes. This would also increase our federal net operating losses from $117.3 million ($117.6 million for BZ Intermediate) to $323.6 million ($323.9 million for BZ Intermediate). Additional information relating to the inclusion of the alternative fuel mixture credits in taxable income may become available in the next 12 months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded. It is not reasonably possible to know to what extent the total amounts of unrecognized benefits will increase or decrease within the next 12 months.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2011, we had $161.7 million of goodwill recorded on our Consolidated Balance Sheet within our Packaging segment, all of which we recorded in connection with acquiring Tharco and Hexacomb in 2011. At December 31, 2011, the net carrying amount of intangible assets with indefinite lives, which represents the trade names and trademarks acquired from Boise Cascade, L.L.C., in 2008, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets are amortized over their estimated useful lives.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Packaging and Paper, which are the same as our operating segments discussed in Note 6, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value.

In conducting our goodwill impairment analysis, we utilize the income approach, based on a discounted cash flow model. The fair value was also calculated using the market approach based primarily on comparable company EBITDA multiples and was compared to and supported the fair value based upon the discounted cash flow approach. We believe that the discounted cash flow model captures our estimates regarding the results of our future prospects; however, we also considered the market's expectations based on observable market information. The discounted cash flow model estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate for a potential market participant. The market approach estimates fair value based on multiples of EBITDA. For our trademark and trade name intangible asset impairment testing, we use a discounted cash flow approach based on a relief from royalty method. This method assumes that, through ownership of trademarks and trade names, we avoid royalty expense associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of net sales, is used to estimate the value of the intangible assets. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of the fair value of our reporting units and intangible assets. The following assumptions are key to our estimates of fair value:

Business Projections. The discounted cash flow model utilizes business projections based on five-year forecasts that are developed internally by management for use in managing the business and reviewed by the board of directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, and capital expenditures. Our forecasts take into consideration recent sales data for existing products, planned timing of capital projects, and key economic indicators to estimate future production volumes, selling prices, and key input costs for our manufactured products. Our pricing assumptions are estimated based upon an assessment of industry supply and demand dynamics for our major products.

Growth Rates. A growth rate is used to calculate the terminal value in the discounted cash flow model. The growth rate is the expected rate at which earnings or revenue is projected to grow beyond the five-year forecast period.

Discount Rates. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected are based on existing conditions within our industry and reflect adjustments for potential risk premiums in those markets as well as weighting of the market cost of equity versus debt.

EBITDA Multiples. The market approach requires the use of a valuation multiple to calculate the estimated fair value of a reporting unit. We use an EBITDA multiple based on a selection of comparable companies and recent acquisition transactions within our industries.

Based on the results of the first step of the goodwill impairment test, we determined that the fair value of our Packaging reporting unit was substantially in excess of the carrying amount, and therefore, no goodwill impairment existed. As a result, the second step of the goodwill impairment test was not required to be completed. In addition, based on the impairment tests of our intangible assets with indefinite lives, we determined that the fair value of our intangible assets exceeds their carrying value.

If management's estimates of future operating results materially change or if there are changes to other assumptions, the estimated fair value of our identifiable intangible assets and goodwill could change significantly. Such change could result in impairment charges in future periods, which could have a significant noncash impact on our operating results and financial condition. We cannot predict the occurrence of future events that might adversely affect the reported value of our goodwill and intangible assets. As additional information becomes known, we may change our estimates.

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

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found under the caption "Disclosures of Financial Market Risks" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10‑K.

See "Liquidity and Capital Resources, Operating Activities" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10‑K for our disclosures about our sensitivities to changes in prices for our major products, production inputs, and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Inc.
Consolidated Statements of Income
(dollars and shares in thousands, except per-share data)

	Year Ended December 31
	2011	2010	2009
Sales
Trade	$2,364,024	$2,058,132	$1,935,410
Related parties	40,057	35,645	42,782
	2,404,081	2,093,777	1,978,192

Costs and expenses
Materials, labor, and other operating expenses	1,880,271	1,634,039	1,596,214
Fiber costs from related parties	18,763	25,259	36,858
Depreciation, amortization, and depletion	143,758	129,926	131,500
Selling and distribution expenses	107,654	58,107	55,524
General and administrative expenses	60,587	52,273	50,250
Alternative fuel mixture credits, net	—	—	(207,607)
Other (income) expense, net	1,994	213	9,810
	2,213,027	1,899,817	1,672,549

Income from operations	191,054	193,960	305,643

Foreign exchange gain	135	890	2,639
Loss on extinguishment of debt	(2,300)	(22,225)	(44,102)
Interest expense	(63,817)	(64,825)	(82,695)
Interest income	269	306	367
	(65,713)	(85,854)	(123,791)

Income before income taxes	125,341	108,106	181,852
Income tax provision	(50,131)	(45,372)	(28,010)
Net income	$75,210	$62,734	$153,842

Weighted average common shares outstanding:
Basic	101,941	80,461	78,355
Diluted	106,746	84,131	83,081

Net income per common share:
Basic	$0.74	$0.78	$1.96
Diluted	$0.70	$0.75	$1.85
See accompanying notes to consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets
(dollars in thousands)

	December 31
	2011	2010
ASSETS

Current
Cash and cash equivalents	$96,996	$166,833
Short-term investments	—	10,621
Receivables
Trade, less allowances of $1,343 and $603	228,838	188,589
Other	7,622	3,839
Inventories	307,305	261,471
Deferred income taxes	20,379	16,658
Prepaid and other	6,944	5,214
	668,084	653,225

Property
Property and equipment, net	1,235,269	1,199,035
Fiber farms	21,193	18,285
	1,256,462	1,217,320

Deferred financing costs	30,956	30,396
Goodwill	161,691	—
Intangible assets, net	159,120	29,605
Other assets	9,757	8,444
Total assets	$2,286,070	$1,938,990

See accompanying notes to consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets (continued)
(dollars and shares in thousands, except per-share data)

	December 31
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Current portion of long-term debt	$10,000	$43,750
Income taxes payable	590	82
Accounts payable	201,994	179,214
Accrued liabilities
Compensation and benefits	64,907	54,574
Interest payable	10,528	10,535
Other	22,540	16,123
	310,559	304,278

Debt
Long-term debt, less current portion	790,000	738,081

Other
Deferred income taxes	161,260	88,200
Compensation and benefits	172,394	121,318
Other long-term liabilities	57,010	40,278
	390,664	249,796

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.0001 par value per share: 1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share: 250,000 shares authorized; 100,272 and 84,845 shares issued and outstanding	12	8
Treasury stock, 21,151 and none	(121,421)	—
Additional paid-in capital	866,901	581,442
Accumulated other comprehensive income (loss)	(121,962)	(78,822)
Retained earnings	171,317	144,207
Total stockholders' equity	794,847	646,835

Total liabilities and stockholders' equity	$2,286,070	$1,938,990

See accompanying notes to consolidated financial statements.

Boise Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2011	2010	2009
Cash provided by (used for) operations
Net income	$75,210	$62,734	$153,842
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	149,715	137,495	144,079
Share-based compensation expense	3,695	3,733	3,518
Pension expense	10,916	9,241	8,287
Deferred income taxes	44,301	38,884	27,709
Notes payable interest expense	—	—	9,000
Other	1,878	95	(8,570)
Loss on extinguishment of debt	2,300	22,225	44,102
Decrease (increase) in working capital, net of acquisitions
Receivables	1,624	57,255	(18,579)
Inventories	(22,237)	(17,120)	83,037
Prepaid expenses	(275)	4,690	1,470
Accounts payable and accrued liabilities	3,803	(6,690)	25,710
Current and deferred income taxes	4,632	5,585	(372)
Pension payments	(25,414)	(25,174)	(12,298)
Other	43	(3,172)	(2,223)
Cash provided by operations	250,191	289,781	458,712
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	(326,223)	—	(543)
Expenditures for property and equipment	(128,762)	(111,619)	(77,145)
Purchases of short-term investments	(3,494)	(25,336)	(21,643)
Maturities of short-term investments	14,114	24,744	11,615
Other	1,048	2,941	3,199
Cash used for investment	(443,317)	(109,270)	(84,517)
Cash provided by (used for) financing
Issuances of long-term debt	275,000	300,000	310,000
Payments of long-term debt	(256,831)	(334,096)	(531,523)
Payments of financing costs	(8,613)	(12,003)	(13,156)
Repurchases of common stock	(121,421)	—	—
Proceeds from exercise of warrants	284,785	638	—
Payments of special dividend	(47,916)	(32,276)	—
Extinguishment of debt	—	—	(39,717)
Payments of notes payable	—	—	(52,924)
Other	(1,715)	(5,334)	—
Cash provided by (used for) financing	123,289	(83,071)	(327,320)
Increase (decrease) in cash and cash equivalents	(69,837)	97,440	46,875
Balance at beginning of the period	166,833	69,393	22,518
Balance at end of the period	$96,996	$166,833	$69,393

See accompanying notes to consolidated financial statements.

Boise Inc. Consolidated Statements of Stockholders' Equity (dollars and shares in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2008	$—	79,716	$8	—	$—	$575,151	$(85,682)	$(40,031)	$449,446
Comprehensive income:
Net income								153,842	153,842
Other comprehensive income (loss), net of tax
Cash flow hedges							207		207
Investment losses							(5)		(5)
Changes in unfunded accumulated benefit obligation (net of tax of $8,600)							13,927		13,927
Other comprehensive income							14,129		14,129
Comprehensive income									$167,971
Restricted stock issued, net		4,703	—			3,518			3,518
Balance at December 31, 2009	$—	84,419	$8	—	$—	$578,669	$(71,553)	$113,811	$620,935
Comprehensive income:
Net income								62,734	62,734
Other comprehensive income (loss), net of tax
Cash flow hedges							553		553
Investment gains							6		6
Changes in unfunded accumulated benefit obligation (net of tax of $4,945)							(7,828)		(7,828)
Other comprehensive loss							(7,269)		(7,269)
Comprehensive income									$55,465
Dividends declared								(32,338)	(32,338)
Warrants exercised		85	—			638			638
Restricted stock issued, net		562	—			3,733			3,733
Restricted stock withheld for taxes		(221)	—			(1,629)			(1,629)
Other						31			31
Balance at December 31, 2010	$—	84,845	$8	—	$—	$581,442	$(78,822)	$144,207	$646,835
Comprehensive income:
Net income								75,210	75,210
Other comprehensive loss, net of tax
Cash flow hedges (net of tax of $2,320)							(3,702)		(3,702)
Investment losses							(1)		(1)
Foreign currency translation adjustment							(352)		(352)
Changes in unfunded accumulated benefit obligation (net of tax of $24,550)							(39,085)		(39,085)
Other comprehensive loss							(43,140)		(43,140)
Comprehensive income									$32,070
Dividends declared								(48,100)	(48,100)
Warrants exercised		38,407	4			284,781			284,785
Repurchases of common stock		(21,151)	—	21,151	(121,421)				(121,421)
Restricted stock forfeited, net of issuances		(1,579)	—			3,695			3,695
Restricted stock withheld for taxes		(250)	—			(2,775)			(2,775)
Other						(242)			(242)
Balance at December 31, 2011	$—	100,272	$12	21,151	$(121,421)	$866,901	$(121,962)	$171,317	$794,847

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Income
(dollars in thousands)

	Year Ended December 31
	2011	2010	2009
Sales
Trade	$2,364,024	$2,058,132	$1,935,410
Related parties	40,057	35,645	42,782
	2,404,081	2,093,777	1,978,192

Costs and expenses
Materials, labor, and other operating expenses	1,880,271	1,634,039	1,596,214
Fiber costs from related parties	18,763	25,259	36,858
Depreciation, amortization, and depletion	143,758	129,926	131,500
Selling and distribution expenses	107,654	58,107	55,524
General and administrative expenses	60,587	52,273	50,250
Alternative fuel mixture credits, net	—	—	(207,607)
Other (income) expense, net	1,994	213	9,810
	2,213,027	1,899,817	1,672,549

Income from operations	191,054	193,960	305,643

Foreign exchange gain	135	890	2,639
Loss on extinguishment of debt	(2,300)	(22,225)	(66,784)
Interest expense	(63,817)	(64,825)	(73,695)
Interest income	269	306	367
	(65,713)	(85,854)	(137,473)

Income before income taxes	125,341	108,106	168,170
Income tax provision	(50,131)	(44,529)	(20,356)
Net income	$75,210	$63,577	$147,814

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets
(dollars in thousands)

	December 31
	2011	2010
ASSETS

Current
Cash and cash equivalents	$96,996	$166,833
Short-term investments	—	10,621
Receivables
Trade, less allowances of $1,343 and $603	228,838	188,589
Other	7,622	3,839
Inventories	307,305	261,471
Deferred income taxes	20,379	16,658
Prepaid and other	6,944	5,214
	668,084	653,225

Property
Property and equipment, net	1,235,269	1,199,035
Fiber farms	21,193	18,285
	1,256,462	1,217,320

Deferred financing costs	30,956	30,396
Goodwill	161,691	—
Intangible assets, net	159,120	29,605
Other assets	9,757	8,444
Total assets	$2,286,070	$1,938,990

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets (continued)
(dollars in thousands)

	December 31
	2011	2010
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$10,000	$43,750
Income taxes payable	590	82
Accounts payable	201,994	179,214
Accrued liabilities
Compensation and benefits	64,907	54,574
Interest payable	10,528	10,535
Other	22,540	16,123
	310,559	304,278

Debt
Long-term debt, less current portion	790,000	738,081

Other
Deferred income taxes	152,712	79,451
Compensation and benefits	172,394	121,318
Other long-term liabilities	57,061	40,530
	382,167	241,299

Commitments and contingent liabilities

Capital
Business unit equity	803,344	655,332

Total liabilities and capital	$2,286,070	$1,938,990

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2011	2010	2009
Cash provided by (used for) operations
Net income	$75,210	$63,577	$147,814
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	149,715	137,495	144,079
Share-based compensation expense	3,695	3,733	3,518
Pension expense	10,916	9,241	8,287
Deferred income taxes	44,446	37,882	20,020
Other	1,878	95	(8,570)
Loss on extinguishment of debt	2,300	22,225	66,784
Decrease (increase) in working capital, net of acquisitions
Receivables	1,624	57,255	(21,503)
Inventories	(22,237)	(17,120)	83,037
Prepaid expenses	(275)	4,690	1,470
Accounts payable and accrued liabilities	3,803	(6,690)	25,710
Current and deferred income taxes	4,487	5,744	(422)
Pension payments	(25,414)	(25,174)	(12,298)
Other	43	(3,172)	(2,223)
Cash provided by operations	250,191	289,781	455,703
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	(326,223)	—	(543)
Expenditures for property and equipment	(128,762)	(111,619)	(77,145)
Purchases of short-term investments	(3,494)	(25,336)	(21,643)
Maturities of short-term investments	14,114	24,744	11,615
Other	1,048	2,941	3,199
Cash used for investment	(443,317)	(109,270)	(84,517)
Cash provided by (used for) financing
Issuances of long-term debt	275,000	300,000	310,000
Payments of long-term debt	(256,831)	(334,096)	(531,523)
Extinguishment of debt	—	—	(39,717)
Payments of financing costs	(8,613)	(12,003)	(13,156)
Payments (to) from Boise Inc., net	115,196	(31,639)	(49,915)
Other	(1,463)	(5,333)	—
Cash provided by (used for) financing	123,289	(83,071)	(324,311)
Increase (decrease) in cash and cash equivalents	(69,837)	97,440	46,875
Balance at beginning of the period	166,833	69,393	22,518
Balance at end of the period	$96,996	$166,833	$69,393

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Capital
(dollars in thousands)

	Capital
	Business Unit Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$598,726	$(85,682)	$513,044
Comprehensive income:
Net income	147,814		147,814
Other comprehensive income (loss), net of tax
Cash flow hedges		207	207
Investment losses		(5)	(5)
Changes in unfunded accumulated benefit obligation (net of tax of $8,600)		13,927	13,927
Other comprehensive income		14,129	14,129
Comprehensive income			$161,943
Net equity transactions with Boise Inc.	(46,397)		(46,397)
Balance at December 31, 2009	$700,143	$(71,553)	$628,590
Comprehensive income:
Net income	63,577		63,577
Other comprehensive income (loss), net of tax
Cash flow hedges		553	553
Investment gains		6	6
Changes in unfunded accumulated benefit obligation (net of tax of $4,945)		(7,828)	(7,828)
Other comprehensive loss		(7,269)	(7,269)
Comprehensive income			$56,308
Net equity transactions with Boise Inc.	(29,566)		(29,566)
Balance at December 31, 2010	$734,154	$(78,822)	$655,332
Comprehensive income:
Net income	75,210		75,210
Other comprehensive loss, net of tax
Cash flow hedges (net of tax of $2,320)		(3,702)	(3,702)
Investment losses		(1)	(1)
Foreign currency translation adjustment		(352)	(352)
Changes in unfunded accumulated benefit obligation (net of tax of $24,550)		(39,085)	(39,085)
Other comprehensive loss		(43,140)	(43,140)
Comprehensive income			$32,070
Net equity transactions with Boise Inc.	115,942		115,942
Balance at December 31, 2011	$925,306	$(121,962)	$803,344

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. Our operations began on February 22, 2008, when entities controlled by Boise Cascade Holdings, L.L.C. (Boise Cascade) sold their paper and packaging assets. We are headquartered in Boise, Idaho, and we operate largely in the United States but have recently expanded our operations into Europe, Mexico, and Canada. We manufacture and sell corrugated containers and sheets, protective packaging products and papers associated with packaging, including labeling papers, flexible papers used for food wrap, and newsprint. Additionally, we manufacture linerboard and corrugating medium, which are combined to make containerboard, the base raw material in our corrugated sheets and containers. We are also the third-largest North American manufacturer of communication papers such as office papers, commercial printing papers, envelopes, and forms.

Our organizational structure is noted below:

Boise Inc.

BZ Intermediate Holdings LLC

Boise Paper Holdings, L.L.C.

Packaging Segment	Paper Segment	Corporate Segment

See Note 6, Segment Information, for additional information about our three reportable segments, Packaging, Paper, and Corporate and Other (support services).

The consolidated financial statements included herein are those of the following:

•	Boise Inc. and its wholly owned subsidiaries, including BZ Intermediate Holdings LLC (BZ Intermediate).

•	BZ Intermediate and its wholly owned subsidiaries, parent company to Boise Paper Holdings, L.L.C. (Boise Paper Holdings).

In these consolidated financial statements, unless the context indicates otherwise, the terms "the Company," "we," "us," "our," or "Boise" refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate. There are no significant differences between the results of operations, financial condition, and cash flows of Boise Inc. and those of BZ Intermediate other than income taxes, common stock, and notes payable activity. Some amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period's presentation, none of which were considered material.

2. Summary of Significant Accounting Policies

Consolidation and Use of Estimates

The consolidated financial statements include the accounts of Boise Inc. and its subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and asset retirement obligations; assumptions used in retirement benefit obligations; the recognition, measurement, and valuation of income taxes; the determination and allocation of the fair values of assets acquired and liabilities assumed in acquisitions; and assessment of the recoverability of long-lived assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency, and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated freight on board (FOB) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site. Fees for shipping and handling charged to customers for sales transactions are included in "Sales." Costs related to shipping and handling are included in "Materials, labor, and other operating expenses." We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Income.

Share-Based Compensation

We recognize compensation expense for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) based on the fair value on the grant date. We recognize the cost of the equity awards over the period the awards vest. See Note 11, Share-Based Compensation, for more information.

Advertising Costs

We expense advertising costs as incurred. These expenses are generally recorded in "Selling and distribution expenses" in our Consolidated Statements of Income. For the years ended December 31, 2011, 2010, and 2009, advertising costs were $3.8 million, $3.0 million, and $2.7 million, respectively.

Foreign Currency

Local currencies are the functional currencies for our operations outside the United States. Assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the Consolidated Balance Sheet date. Revenue and expense items are remeasured into U.S. dollars using an average exchange rate prevailing during the period with any resulting translation adjustments recorded in "Accumulated other comprehensive income (loss)," a component of "Stockholders' equity" for Boise Inc. or "Business unit equity" for BZ Intermediate. The foreign exchange gain (loss) reported in the Consolidated Statements of Income resulted from remeasuring transactions into the functional currencies.

Cash and Cash Equivalents

We consider all highly liquid interest-earning investments, including time deposits and certificates of deposit, with a maturity of three months or less at the date of purchase to be cash equivalents unless designated as available for sale and classified as an investment. The fair value of these investments approximates their carrying value. Cash totaled $21.9 million and $10.4 million at December 31, 2011 and 2010, respectively. Included in the December 31, 2011 amount was $4.3 million of cash at our operations outside the United States. Cash equivalents totaled $75.1 million and $156.5 million, respectively, at December 31, 2011 and 2010.

Short-Term Investments

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Our short-term investments are classified as available for sale and are recorded at market value. Changes in market value are reflected in "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheet. Unrealized losses determined to be other than temporary are recorded in our Consolidated Statement of Income. The cost of marketable securities sold is determined based on the specific identification method.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We determine the allowance based on a combination of actual historical loss experience and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts, and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We may, at times, insure or arrange for guarantees on our receivables.

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

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives that are not designated as economic hedges, such as cash flow or fair value hedges, we formally assess, both at the derivatives' inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. Any ineffective portion of hedging transactions is recognized in income (loss).

We record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by us using third-party valuations based on quoted prices for similar assets and liabilities. Changes in the fair value of derivatives are recorded in either "Net income (loss)" or "Other comprehensive income (loss)" as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in "Other comprehensive income (loss)" in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in "Net income (loss)". The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Customer Rebates and Allowances

We provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade" in our Consolidated Statements of Income. At December 31, 2011 and 2010, we had $14.5 million and $13.7 million, respectively, of rebates payable recorded in "Accounts payable" on our Consolidated Balance Sheets.

Inventory Valuation

The majority of our inventories are valued at the lower of cost or market, where cost is based on the average cost method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Other inventories are valued at the lower of either standard cost, which approximates cost based on the actual first-in, first-out usage pattern, or market.

Inventories include the following (dollars in thousands):

	December 31
	2011	2010
Finished goods	$155,588	$133,295
Work in process	41,172	24,940
Fiber	38,469	36,166
Other raw materials and supplies	72,076	67,070
	$307,305	$261,471

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2011, 2010, and 2009, capitalized interest, if any, was immaterial. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Net income (loss)". In all periods presented, we used the straight-line method of depreciation.

Property and equipment consisted of the following asset classes and the following general range of estimated useful lives (dollars in thousands):

			General Range of Estimated Useful Lives in Years
	December 31
	2011	2010
Land	$34,735	$31,875
Buildings and improvements	248,174	219,345	9	-	40
Machinery and equipment	1,375,069	1,260,265	3	-	20
Construction in progress	44,563	27,667
	1,702,541	1,539,152
Less accumulated depreciation	(467,272)	(340,117)
	$1,235,269	$1,199,035

Depreciation expense for the years ended December 31, 2011, 2010, and 2009, was $129.8 million, $120.5 million, and $120.9 million, respectively.

Fiber Farms

Costs for activities related to the establishment of a new crop of trees, including planting, thinning, fertilization, pest control, herbicide application, irrigation, and land lease costs, are capitalized, while costs for administration, harvesting, insurance, and property taxes are expensed. The capitalized costs are accumulated by specifically identifiable farm or irrigation blocks. We charge capitalized costs, excluding land, to "Depreciation, amortization, and depletion" in the accompanying Consolidated Statements of Income at the time the fiber is harvested based on actual accumulated costs associated with fiber cut.

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

Goodwill and Intangible Assets

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Packaging and Paper, which are the same as our operating segments discussed in Note 6, Segment Information. We test the goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. See Note 12, Goodwill and Intangible Assets, for additional information.

Deferred Software Costs

Internal-use software is software that is acquired internally, developed or modified solely to meet our needs, and for which, during the software's development or modification, a plan does not exist to market the software externally. We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets include $6.4 million and $5.3 million of deferred software costs at December 31, 2011 and 2010, respectively. We amortized $0.9 million, $0.8 million, and $1.4 million, respectively, of deferred software costs for the years ended December 31, 2011, 2010, and 2009.

Pension Benefits

Several estimates and assumptions are required to record pension costs and liabilities, including discount rate, return on assets, salary increases, and longevity and service lives of employees. We review and update these assumptions annually unless a plan curtailment or other event occurs, requiring we update the estimates on an interim basis. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

New and Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, we will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU indefinitely defers ASU 2011-05's provision to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement will be further deliberated by the FASB at a future date. The adoption of this guidance is to be applied retrospectively and will be effective for interim and annual periods beginning after December 15, 2011. We adopted the provisions of this guidance January 1, 2012 and it had no affect on our financial position and results of operations.

In September 2011, the FASB issued ASU 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan. This ASU increases quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective is to enhance transparency about significant multiemployer plans in which an employer participates, the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. This guidance is effective, and shall be applied retrospectively for all prior periods presented, for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We adopted the guidance and it had no affect on our financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the provisions of this guidance January 1, 2012, and it had no affect on our financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The ASU states that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the ASU expands the supplemental pro forma disclosures under FASB ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted this guidance on January 1, 2011, and the adoption did not have a material impact on our financial position or results of operations. See Note 3, Acquisitions, for our pro forma disclosures.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3. Acquisitions

On March 1,2011 we acquired Tharco Packaging, Inc. and its subsidiaries (Tharco) for $200 million (Tharco Acquisition) and on December 1, 2011, we acquired Hexacomb Corporation and its affiliated companies and all of the honeycomb packaging-related assets of Pregis Mexico (Hexacomb) for $125 million (Hexacomb Acquisition), subject to post-closing adjustments. We acquired 100% of the outstanding stock and voting equity interests of Tharco and 100% of the outstanding stock and voting equity interests of Hexacomb. These acquisitions diversify our presence in packaging markets, expand our presence internationally, and increase our containerboard integration to approximately 90%.

The financial results for Tharco and Hexacomb are included in our Packaging segment. Sales and income from operations for Tharco and Hexacomb represent approximately 10% and 4%, respectively, of our consolidated sales and income from operations for 2011.

The Tharco and Hexacomb purchase price allocations are preliminary and subject to post-closing adjustments. The following table summarizes the allocations of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the acquisitions (dollars in thousands):

	Acquisition Date Fair Value
	Tharco	Hexacomb
Current assets (a)	$54,600	$21,043
Property and equipment (b)	27,505	20,568
Intangible assets (c):
Customer relationships	61,200	45,200
Trademarks and trade names	10,900	17,500
Noncompete agreement	300	500
Patents	—	900
Goodwill (d)	103,936	58,233
Other long-term assets	369	641
Assets acquired	258,810	164,585

Current liabilities	21,577	12,268
Deferred tax liability	31,998	25,014
Unfavorable leases	2,583	—
Other long-term liabilities	1,363	2,369
Liabilities assumed	57,521	39,651

Net assets acquired	$201,289	$124,934
____________

(a)	The Tharco Acquisition includes $29.6 million of receivables and $21.4 million of inventories.
The Hexacomb Acquisition includes $13.3 million of receivables and $7.8 million of inventories.

(b)	Property and equipment acquired are being depreciated on a straight-line basis over their estimated remaining lives, which range from one to 20 years.

(c)	We are amortizing the intangible assets on a straight-line basis over the following (in years):

	Tharco	Hexacomb
Customer relationships	17	15
Trademarks and trade names	15	15
Noncompete agreement	2	5
Patents	—	7

(d)
Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill recognized in the transactions is not deductible for income tax purposes; however, we assumed $12.9 million of goodwill in the Tharco Acquisition that Tharco had been amortizing in connection with previous acquisitions, which we will continue to amortize and deduct for income tax purposes.

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operations as if Tharco and Hexacomb had been combined with us on January 1, 2010. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transactions in fact occurred on January 1, 2010. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operating synergies, revenue enhancements, or integration efforts (unaudited, dollars in thousands, except per-share amounts).

	Pro Forma
	Year Ended December 31
	2011	2010
Sales	$2,548,790	$2,457,393
Net income (a) (b)	$80,007	$68,049
Net income per share—diluted	$0.75	$0.81
____________

(a)
The December 31, 2011, pro forma financial information was adjusted to exclude $2.2 million of expense related to inventory purchase price adjustments from the Tharco acquisition and $4.9 million of expenses for legal, accounting, and other advisory-related services, including costs incurred by Tharco and Hexacomb prior to the closing of the acquisitions. The December 31, 2010, pro forma financial information was adjusted to include these charges.

(b)	Pro forma net income for the year ended December 31, 2011 and 2010, includes $2.3 million and $22.2 million, respectively, of primarily noncash expense associated with refinancing our debt.

4. Net Income Per Common Share

For the years ended December 31, 2011, 2010, and 2009, net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Net income per common share is not applicable to BZ Intermediate, because it does not have common shares. Boise Inc.’s basic and diluted net income per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Year Ended December 31
	2011	2010	2009
Net income	$75,210	$62,734	$153,842
Weighted average number of common shares for basic net income per share (a)	101,941	80,461	78,355
Incremental effect of dilutive common stock equivalents:
Common stock warrants (a) (b)	2,214	—	—
Restricted stock and restricted stock units	2,502	3,670	4,726
Performance units	87	—	—
Stock options	2	—	—
Weighted average number of shares for diluted net income per share (a) (b)	106,746	84,131	83,081

Net income per share:

Basic (a)	$0.74	$0.78	$1.96
Diluted (a) (b)	$0.70	$0.75	$1.85
____________

(a)
During the year ended December 31, 2011, 40.3 million warrants were exercised, resulting in the issuance of 38.4 million additional common shares. For the year ended December 31, 2011, the exercise added 25.7 million to the number of weighted average shares included in basic net income per share.

During the year ended December 31, 2011, 21.2 million common shares were repurchased, resulting in a 5.1 million decrease in the number of weighted average shares included in basic and diluted net income per share.

(b)
For the years ended December 31, 2010 and 2009, the warrants were not included in the computation of diluted net income per share because the exercise price exceeded the average market price of our common stock. The warrants were accounted for under the treasury stock method.

5. Income Taxes

A reconciliation of the statutory U.S. federal tax provision and the reported tax provision is as follows (dollars in thousands):

	Boise Inc.			BZ Intermediate
	Year Ended December 31
	2011	2010	2009	2011	2010	2009
Income before income taxes	$125,341	$108,106	$181,852	$125,341	$108,106	$168,170
Statutory U.S. income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%

Statutory tax provision	$43,870	$37,837	$63,648	$43,870	$37,837	$58,859
Foreign rate differential	3	—	—	3	—	—
State taxes	4,839	4,120	7,432	4,839	4,120	6,858
Nondeductible interest on applicable high-yield discount obligations	—	—	594	—	—	—
Valuation allowance (a)	146	307	(44,063)	146	307	(45,719)
Nondeductible costs	1,476	652	561	1,476	652	561
Other	(203)	2,456	(162)	(203)	1,613	(203)
Income tax provision	$50,131	$45,372	$28,010	$50,131	$44,529	$20,356

Effective income tax provision rate	40.0%	42.0%	15.4%	40.0%	41.2%	12.1%
___________

(a)
In 2009, we determined that it was more likely than not that our deferred tax assets would be realized due to current-year income from continuing operations and that we would be able to utilize deferred tax assets to offset deferred tax liabilities. Therefore, the reversal of the entire valuation allowance was recognized as an income tax benefit from continuing operations.

The income tax provision shown in the Consolidated Statements of Income includes the following (dollars in thousands):

	Boise Inc.			BZ Intermediate
	Year Ended December 31
	2011	2010	2009	2011	2010	2009
Current income tax provision (benefit)
Federal	$2,249	$4,253	$(274)	$2,047	$4,454	$(275)
State	3,472	2,236	563	3,529	2,194	599
Foreign	109	(1)	12	109	(1)	12
Total current	$5,830	$6,488	$301	$5,685	$6,647	$336

Deferred income tax provision (benefit)
Federal	$40,778	$34,061	$21,282	$40,980	$33,151	$14,568
State	3,524	4,831	6,427	3,467	4,739	5,452
Foreign	(1)	(8)	—	(1)	(8)	—
Total deferred	$44,301	$38,884	$27,709	$44,446	$37,882	$20,020
Income tax provision	$50,131	$45,372	$28,010	$50,131	$44,529	$20,356
During the years ended December 31, 2011 and 2010, our cash paid for taxes, net of refunds received, was $1.9 million and $0.7 million, respectively. During the year ended December 31, 2009, cash received for taxes, net of payments made, was $3.1 million for Boise Inc. and $0.2 million for BZ Intermediate.

At December 31, 2011, Boise Inc. had federal net operating losses of $117.3 million, which expire in 2028 and 2029, with a tax value of $41.1 million; state net operating loss carryovers, which expire between 2013 and 2029, with a tax value of $4.1 million; capital losses of $2.6 million, which will expire between 2013 and 2016; and $4.9 million of alternative minimum tax credits that carry over indefinitely. Additionally, at December 31, 2011, we had foreign net operating losses with a tax value of $4.8 million, which expire between 2013 and 2019, and foreign tax credits of $0.2 million that expire between 2012 and 2020, all of which were acquired from the purchase of Hexacomb.

At December 31, 2011, BZ Intermediate had federal net operating losses of $117.6 million, which expire in 2028 and 2029, with a tax value of $41.2 million; state net operating loss carryovers, which expire between 2013 and 2029, with a tax value of $4.0 million; capital losses of $2.6 million, which will expire between 2013 and 2016; and $4.9 million of alternative minimum tax credits that carry over indefinitely. Additionally, at December 31, 2011, we had foreign net operating losses with a tax value of $4.8 million, which expire between 2013 and 2019, and foreign tax credits of $0.2 million that expire between 2012 and 2020, all of which were acquired from the purchase of Hexacomb.

Due to Internal Revenue Code Section 382, changes in our ownership limit the amount of net operating losses that we may utilize in any one year. To the extent the annual limitation is not used in any year, the unutilized limitation amount will carry over and add to the limitation in the subsequent tax year. However, we believe it is more likely than not that our net operating losses will be fully realized before they expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2011 and 2010, in the Consolidated Balance Sheets are as follows (dollars in thousands):

	Boise Inc.		BZ Intermediate
	December 31
	2011	2010	2011	2010
Deferred tax assets
Employee benefits	$84,453	$62,215	$84,453	$62,215
Deferred financing costs	1,593	1,682	1,593	1,682
Intangible assets and other	122	321	122	321
Net operating loss (a)	61,262	57,157	61,155	56,897
Alternative minimum tax	4,877	4,645	4,877	4,847
Asset retirement obligations	3,933	4,027	3,933	4,027
Inventories	11,875	10,488	11,875	10,488
State income tax adjustments	4,701	3,265	4,701	3,265
Other	10,000	4,521	10,000	4,521
Gross deferred tax assets	182,816	148,321	182,709	148,263
Valuation allowance (b)	(5,340)	(890)	(5,340)	(890)
Net deferred tax assets	$177,476	$147,431	$177,369	$147,373

Deferred tax liabilities
Property and equipment	$244,230	$194,572	$244,230	$194,572
Intangible assets and other	61,416	12,957	61,416	12,957
Deferred income	9,647	8,779	908	—
Other	3,064	2,665	3,148	2,637
Deferred tax liabilities	$318,357	$218,973	$309,702	$210,166

As reported on our Consolidated Balance Sheets
Current deferred tax assets, net	$20,379	$16,658	$20,379	$16,658
Noncurrent deferred tax liabilities	161,260	88,200	152,712	79,451
Total deferred tax liabilities, net (c)	$140,881	$71,542	$132,333	$62,793
___________

(a)
At December 31, 2011 and 2010, net operating losses exclude $4.4 million and $2.0 million, respectively, of tax benefits that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. To the extent such net operating losses are utilized, stockholders' equity will be increased.

(b)
Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. In 2011, we recorded a $5.3 million valuation allowance, of which $4.3 million relates to foreign net operating loss carryforwards and credits acquired as part of the Hexacomb Acquisition. The remaining $1.0 million valuation allowance recorded during 2011 relates to a valuation allowance recorded in full on deferred tax assets relating to capital losses. We do not expect to generate capital gains before the losses expire. If or when recognized, the tax benefits relating to the reversal of any of or all of the valuation allowance will be recognized as a reduction of income tax expense.

In 2010, we recorded a full valuation allowance of $0.9 million of deferred tax assets related to capital losses, because we do not expect to generate capital gains before the losses expire.

(c)
As of December 31, 2011, we had not recognized U.S. deferred income taxes on our cumulative total of undistributed earnings for non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings in operations outside the United States.

Pretax income from domestic and foreign sources is as follows (dollars in thousands):

	Boise Inc.			BZ Intermediate
	Year Ended December 31
	2011	2010	2009	2011	2010	2009
Domestic	$125,072	$108,095	$181,843	$125,072	$108,095	$168,161
Foreign	269	11	9	269	11	9
Income before income taxes	$125,341	$108,106	$181,852	$125,341	$108,106	$168,170

Uncertain Income Tax Positions

A reconciliation of the unrecognized tax benefits is as follows (dollars in thousands):

	Boise Inc.			BZ Intermediate
	2011	2010	2009	2011	2010	2009
Beginning balance	$87,585	$87,838	$256	$87,564	$87,820	$256
Gross increases related to prior-period tax positions	409	169	11	409	166	11
Gross decreases related to prior-period tax positions	(228)	(529)	—	(228)	(529)	—
Gross increases related to current-period tax positions (a)	3,223	107	87,571	3,223	107	87,553
Settlements	—	—	—	—	—	—
Ending balance (b)	$90,989	$87,585	$87,838	$90,968	$87,564	$87,820
___________

(a)
In 2009, the U.S. Internal Revenue Code provided a tax credit for companies that use the alternative fuel mixture to produce energy to operate their businesses. For the year ended December 31, 2009, we increased our unrecognized tax benefit $87.6 million, which was charged to income tax expense, by excluding the alternative fuel mixture credits from income for tax purposes. If subsequently recognized, as of December 31, 2011, this unrecognized tax benefit would reduce our tax expense $83.1 million, which is net of a federal benefit for state taxes, and increase our federal net operating losses from $117.3 million ($117.6 million for BZ Intermediate) to $323.6 million ($323.9 million for BZ Intermediate). Additional information relating to the inclusion of the alternative fuel mixture credits in taxable income may become available in the next 12 months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded. It is not reasonably possible to know to what extent the total amounts of unrecognized benefits will increase or decrease within the next 12 months.

(b)
The December 31, 2011, unrecognized tax benefit net of federal benefit for state taxes is $84.9 million that if recognized would affect the annual effective tax rate. Of this amount, $62.2 million ($62.1 million for BZ Intermediate) is recorded as a credit to long-term deferred taxes to eliminate the benefit associated with the uncertain tax position. The remaining $22.7 million ($22.8 million for BZ Intermediate) is recorded in "Other long-term liabilities" on our Consolidated Balance Sheets.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Income. Interest expense and penalties relating to uncertain tax positions were nominal for the years ended December 31, 2011, 2010, and 2009.

We file federal income tax returns in the U.S., state income tax returns in various state jurisdictions, and foreign income tax returns in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. BZ Intermediate is a wholly owned, consolidated entity of Boise Inc., and its tax return is filed under the consolidated tax return of Boise Inc. Open tax years for Boise Inc. are 2011, 2010, 2009, and 2008. Some foreign tax jurisdictions are also open for the tax year 2007.

6. Segment Information

We operate and report our business in three reportable segments: Packaging, Paper, and Corporate and Other (support services). These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments. The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

Packaging. We manufacture and sell linerboard, corrugated sheets and containers, protective packaging products, and newsprint. We sell these products using our own sales personnel and by using brokers. Our newsprint is sold primarily to newspaper publishers in the southern U.S.

Paper. We manufacture and sell a range of papers, including communication-based papers, packaging-demand-driven papers, and market pulp. These products can be either commodity papers or papers with specialized or custom features, such as colors, coatings, high brightness, or recycled content, which make them specialty or premium products. We ship to customers both directly from our mills and through distribution centers. In 2011, approximately 38% of our uncoated freesheet paper sales volume, including approximately 62% of our office papers sales volume, was sold to OfficeMax, our largest customer.

Corporate and Other. Our Corporate and Other segment includes primarily corporate support services, related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. Rail cars and trucks are generally leased. Segment sales related primarily to our rail and truck business.

The segments' profits and losses are measured on operating profits before interest expense and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment. Segment operating results for Boise Inc. and BZ Intermediate are identical for all periods presented, except for insignificant differences in their income tax provisions. See below for a reconciliation of Boise Inc.'s and BZ Intermediate’s net income to EBITDA.

Segment sales to external customers by product line are as follows (dollars in millions):

	Year Ended December 31
	2011	2010	2009
Packaging
Containerboard (linerboard)	$110.2	$94.2	$88.6
Newsprint	132.7	121.7	98.4
Corrugated containers and sheets	627.0	388.0	347.7
Other	76.3	65.3	51.2
	946.2	669.2	585.9
Paper
Uncoated freesheet	1,334.5	1,309.8	1,289.8
Containerboard (medium)	0.3	0.1	0.1
Market pulp and other	91.8	84.7	73.5
	1,426.5	1,394.6	1,363.4

Corporate and Other	31.4	30.0	28.9
	$2,404.1	$2,093.8	$1,978.2

Sales to foreign unaffiliated customers during the years ended December 31, 2011, 2010, and 2009, were $242.1 million, $212.2 million, and $180.3 million, respectively. During the years ended December 31, 2010 and 2009, net sales were generated domestically, and all of our long-lived assets were held by domestic operations.

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (d)		Capital Expenditures (e)	Assets
Year Ended December 31, 2011	Trade	Related Parties	Inter- segment	Total
Packaging	$906.2	$40.1	$3.5	$949.7	$105.0	(a)	$50.5	$155.5	(a)	$49.2	$957.3
Paper	1,426.5	—	70.0	1,496.5	112.1		89.5	201.5		74.2	1,190.9
Corporate and Other	31.4	—	36.9	68.3	(25.9)	(a)	3.7	(22.1)	(a)	5.3	138.0
Intersegment eliminations	—	—	(110.4)	(110.4)	—		—	—		—	—
	$2,364.0	$40.1	$—	$2,404.1	191.2		$143.8	334.9		$128.8	$2,286.1
Loss on extinguishment of debt					(2.3)	(a)		(2.3)	(a)
Interest expense					(63.8)
Interest income					0.3
					$125.3			$332.6

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (d)		Capital Expenditures (e)	Assets
Year Ended December 31, 2010	Trade	Related Parties	Inter- segment	Total
Packaging	$636.2	$33.0	$2.7	$671.9	$65.0		$38.6	$103.6		$38.6	$505.6
Paper	1,394.6	—	63.8	1,458.3	151.5		87.4	238.9		67.8	1,187.9
Corporate and Other	27.4	2.7	35.3	65.4	(21.7)	(b)	4.0	(17.7)	(b)	5.1	245.4
Intersegment eliminations	—	—	(101.8)	(101.8)	—		—	—		—	—
	$2,058.1	$35.6	$—	$2,093.8	194.9		$129.9	324.8		$111.6	$1,939.0
Loss on extinguishment of debt					(22.2)	(b)		(22.2)	(b)
Interest expense					(64.8)
Interest income					0.3
					$108.1			$302.6

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (d)		Capital Expenditures (e)	Assets
Year Ended December 31, 2009	Trade	Related Parties	Inter- segment	Total
Packaging	$560.4	$25.5	$2.5	$588.4	$67.1	(c)	$42.2	$109.3	(c)	$23.1	$497.9
Paper	1,363.4	—	56.6	1,420.0	262.7	(c)	85.1	347.8	(c)	51.1	1,249.8
Corporate and Other	11.6	17.3	35.0	63.9	(21.5)	(c)	4.1	(17.3)	(c)	3.0	148.1
Intersegment eliminations	—	—	(94.0)	(94.0)	—		—	—		—	—
	$1,935.4	$42.8	$—	$1,978.2	308.3		$131.5	439.8		$77.1	$1,895.8
Loss on extinguishment of debt					(44.1)	(c)		(44.1)	(c)
Interest expense					(82.7)
Interest income					0.4
					$181.9			$395.7
____________

(a)	Included $2.2 million of expense related to the inventory purchase price adjustments that were recognized in March 2011 as part of our acquisition of Tharco.
Included $2.3 million of expense recorded in the Corporate and Other segment associated with entering into a new credit agreement.
Included $3.1 million of transaction-related costs, of which $1.6 million was recorded in our Packaging segment and $1.5 million was recorded in our Corporate and Other segment. Transaction-related expenses include expenses associated with transactions, whether consummated or not, and do not include integration costs.

(b)	Included $22.2 million of expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(c)	Included $5.8 million of expense recorded in the Paper segment associated with the restructuring of the St. Helens, Oregon, mill.
Included $5.9 million of income related to the impact of energy hedges, of which $1.1 million was recorded in the Packaging segment and $4.8 million was recorded in the Paper segment.
Included $61.6 million of income recorded in the Packaging segment, $149.9 million of income recorded in the Paper segment, and $3.9 million of expenses recorded in the Corporate and Other segment relating to alternative fuel mixture credits. These amounts are net of fees and expenses and before taxes.
Included $44.1 million of expense recorded in the Corporate and Other segment associated with the restructuring of our debt for Boise Inc. or $66.8 million of expense recorded in the Corporate and Other segment associated with the restructuring of our debt for BZ Intermediate. The difference is due to the gain recognized by Boise Inc. related to the notes payable, which were held by Boise Inc.

(d)
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

The following is a reconciliation of net income to EBITDA (dollars in millions):

	Boise Inc.			BZ Intermediate
	Year Ended December 31
	2011	2010	2009	2011	2010	2009
Net income	$75.2	$62.7	$153.8	$75.2	$63.6	$147.8
Interest expense	63.8	64.8	82.7	63.8	64.8	73.7
Interest income	(0.3)	(0.3)	(0.4)	(0.3)	(0.3)	(0.4)
Income tax provision	50.1	45.4	28.0	50.1	44.5	20.4
Depreciation, amortization, and depletion	143.8	129.9	131.5	143.8	129.9	131.5
EBITDA	$332.6	$302.6	$395.7	$332.6	$302.6	$373.0

(e)
This figure represents "Expenditures for property and equipment" and excludes cash used for "Acquisition of businesses and facilities, net of cash acquired" as reported on our Consolidated Statements of Cash Flows.

7. Debt

At December 31, 2011, and December 31, 2010, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Amount	Interest Rate	Amount	Interest Rate
Tranche A term loan, due 2013	$—	—%	$181,831	3.06%
Tranche A term loan, due 2016	200,000	2.30	—	—
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Long-term debt	800,000	6.95	781,831	7.24
Current portion of long-term debt	(10,000)	2.30	(43,750)	3.06
Long-term debt, less current portion	$790,000	7.01%	$738,081	7.48%

In November 2011, Boise Paper Holdings, as borrower, and BZ Intermediate, as guarantor, entered into a $700 million five-year senior secured credit agreement (Credit Agreement) with a syndicate of lenders. The Credit Agreement consists of a five-year amortizing $200 million Tranche A term loan facility (the Term Loan Facility) and a five-year nonamortizing $500 million revolving credit facility (the Revolving Credit Facility and, together with the Term Loan Facility, the Credit Facilities). The borrowings under the Credit Agreement replaced the revolving credit facility and Tranche A term loan, both due 2013, that were entered into under the Credit and Guaranty Agreement dated February 22, 2008, as amended.

As of December 31, 2011, our debt consisted of the following:

•
The Revolving Credit Facility: A five-year nonamortizing $500 million senior secured revolving credit facility with variable annual interest. In addition to paying interest, we pay an annual commitment fee for undrawn amounts at a rate of either 0.35% or 0.50% depending on our total leverage ratio.

•	The Tranche A Term Loan Facility: A five-year amortizing $200 million senior secured loan facility with variable annual interest.

•	The 9% Senior Notes: An eight-year nonamortizing $300 million senior unsecured debt obligation with fixed annual interest of 9%.

•	The 8% Senior Notes: A ten-year nonamortizing $300 million senior unsecured debt obligation with fixed annual interest of 8%.

Credit Facilities

Interest on our Credit Facilities is determined at our election and is based on an alternate base rate or the London Interbank Offered Rate (LIBOR), which is our current election, plus an applicable spread based on our total leverage ratio. Our total leverage ratio is essentially our total net debt divided by our four trailing quarters of Adjusted Consolidated EBITDA (as defined in the Credit Agreement). The Credit Agreement provides that our interest rate from loan funding until the date we deliver fourth quarter 2011 consolidated financial statements to our lenders (which will occur concurrently with the filing of this Form 10-K) is LIBOR plus 200 basis points. At December 31, 2011, our total leverage ratio is less than two times; therefore, upon filing of this Form 10-K, the interest rate on our Credit Facilities will change to LIBOR plus 175 basis points. We pay interest on the Credit Facilities quarterly and in arrears.

At December 31, 2011 and 2010, we had no borrowings outstanding under our Revolving Credit Facility. During 2011, the maximum borrowings under the Revolving Credit Facility were $75.0 million, and the weighted average amount of borrowings outstanding during the year was $11.3 million. At December 31, 2011, we had availability of $493.8 million, which is net of outstanding letters of credit of $6.2 million. For the years ended December 31, 2011 and 2010, the average interest rates for our borrowings under our Revolving Credit Facility were 3.2% and zero, respectively.

We are required to maintain the following financial covenant ratios under the Credit Agreement:

•Interest expense coverage ratio must be 2.50 or more based on four consecutive fiscal quarters.
•Senior secured leverage ratio must be 2.75 or less as of the end of any fiscal quarter.
•Total leverage ratio must be 4.50 or less as of the end of any fiscal quarter.

The Credit Facilities also contain representations and warranties, affirmative and negative covenants, events of default, and indemnifications customary for loan agreements for similar secured financings, including limits on the ability of Boise Paper Holdings and its subsidiaries to make restricted payments, acquisitions, and capital expenditures.

In the event of default, the lenders could terminate their commitments, declare the Credit Facilities, including interest and fees, due and payable, or enforce liens and security interests to collect outstanding amounts due under the Credit Facilities. In addition, the Credit Facilities require the proceeds from asset sales, subject to specified exceptions, be used to pay down outstanding borrowings. At December 31, 2011, we were in compliance with these covenants.

The obligations of Boise Paper Holdings under our Credit Facilities are guaranteed by each of BZ Intermediates' and Boise Paper Holdings' existing and subsequently acquired domestic and foreign subsidiaries, subject to materiality limitations (collectively, the Credit Facility Guarantors). The Credit Facilities are secured by all intercompany debt and a first-priority security interest in substantially all of the real, personal, and mixed property of

Boise Paper Holdings and the Credit Facility Guarantors, including a first-priority security interest in 100% of the equity interests of Boise Paper Holdings and each domestic subsidiary of Boise Paper Holdings and, if requested by the administrative agent, 65% of the equity interests of our foreign subsidiaries.

8% and 9% Senior Notes

The 8% and 9% Senior Notes (together, the Senior Notes) are senior unsecured obligations and rank equally with all of our present and future senior indebtedness, senior to all of our future subordinated indebtedness, and effectively subordinated to all of our present and future senior secured indebtedness (including all borrowings with respect to the Credit Facilities to the extent of the value of the assets securing such indebtedness). Interest on the Senior Notes is due semiannually.

The Senior Notes indenture agreements contain covenants which, subject to exceptions, limit the ability of the Senior Notes issuers and guarantors to, among other things, incur additional indebtedness, engage in some asset sales, make specified types of restricted payments, engage in transactions with affiliates, and create liens on assets of the Senior Notes issuers or guarantors. Upon a change of control, the Senior Notes issuers must offer to repurchase the Senior Notes at 101% of the principal amount, plus accrued and unpaid interest. If the Senior Notes issuers sell specified types of assets and do not use the proceeds from such sales for specified purposes, they must offer to repurchase the Senior Notes at 100% of the principal amount, plus accrued and unpaid interest.

We may redeem all or a portion of the 9% senior notes at any time on or after November 1, 2013, at a premium decreasing to zero by November 1, 2015, plus accrued and unpaid interest. Additionally, prior to November 1, 2012, the 9% senior notes issuers may redeem up to 35% of the aggregate principal amount of the 9% senior notes at a redemption price of 109% of the principal amount thereof with the net proceeds of one or more qualified equity offerings.

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

The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each existing and future subsidiary of BZ Intermediate (other than their respective issuers). The Senior Notes Guarantors do not include Louisiana Timber Procurement Company, L.L.C., or our foreign subsidiaries.

Other

As of December 31, 2011, required debt principal repayments were as follows (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter
Required debt principal repayments	$10,000	$20,000	$20,000	$30,000	$120,000	$600,000

At December 31, 2011, and 2010, we had $31.0 million and $30.4 million, respectively, of costs recorded in "Deferred financing costs" on our Consolidated Balance Sheet. When we entered into the Credit Agreement in November 2011, we capitalized $7.9 million of financing costs in "Deferred financing costs" in our Consolidated Balance Sheets and expensed $2.3 million of unamortized deferred financing costs and fees paid to creditors related to the replaced Credit Facilities in "Loss on extinguishment of debt" in our Consolidated Statements of Income. We record the amortization of deferred financing costs in interest expense using the effective interest method over the life of the loans. For the years ended December 31, 2011, 2010, and 2009, we recorded $5.8 million, $6.8 million, and $11.3 million, respectively, of amortization expense in "Interest expense" in our Consolidated Statements of Income.

During 2011, 2010, and 2009 we had substantial modifications of our debt structures, and as a result, we expensed $2.3 million in 2011, $22.2 million in 2010, and $44.1 million for Boise Inc. and $66.8 million for BZ Intermediate in 2009 in "Loss on extinguishment of debt" in our Consolidated Statements of Income. The difference between the loss during 2009 for Boise Inc. and BZ Intermediate related to the gain on the repurchase of the notes payable, which were not held by BZ Intermediate.

For the years ended December 31, 2011, 2010, and 2009, cash payments for interest were $58.1 million, $51.6 million, and $56.9 million, respectively.

With the exception of the Credit Facilities, our debt is fixed-rate debt. At December 31, 2011, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $655.0 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt.

8. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

During first quarter 2011, we liquidated our certificates of deposit portfolio and recognized an insignificant loss upon liquidation. At December 31, 2010, the fair value of the certificates of deposit was $10.6 million, and they were valued by us using third-party valuations based on quoted market prices.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At December 31, 2011, these derivatives included caps and call spreads, which we account for as economic hedges and swaps, which are accounted for as cash flow hedges. As of December 31, 2011, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	January 2012 Through March 2012	April 2012 Through October 2012	November 2012 Through March 2013	April 2013 Through October 2013	November 2013 Through March 2014	April 2014 Through October 2014	November 2014 Through March 2015
Approximate percent hedged	89%	72%	56%	48%	39%	35%	31%

Economic Hedges

For derivative instruments that are designated and qualify as economic hedges, the gain or loss on the derivatives is recognized in earnings. The effects of our economic hedging instruments in our Consolidated Statements of Income were as follows (dollars in thousands):

	Gain (Loss) Recognized in Earnings
	Year Ended December 31
	2011	2010	2009	Location of Gain (Loss)
Natural gas contracts	$(314)	$(609)	$5,877	Materials, labor, and other operating expenses
Interest rate contracts	—	(43)	568	Interest expense
Total	$(314)	$(652)	$6,445

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets and is recognized in "Materials, labor, and other operating expenses" or "Interest expense" in our Consolidated Statements of Income in the period in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the instruments is reclassified out of accumulated other comprehensive income (loss) to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable. The effects of our cash flow hedging instruments on our Consolidated Balance Sheets and Consolidated Statements of Income were as follows (dollars in thousands):

	Gain (Loss) Recognized in Accumulated OCI				Gain (Loss) Reclassified From Accumulated OCI Into Earnings			Location of Gain (Loss) Reclassified From Accumulated OCI Into Earnings
	Year Ended December 31
	2011		2010	2009	2011	2010	2009
Natural gas contracts	$(6,022)	(a)	$—	$—	$(754)	$—	$—	Materials, labor, and other operating expenses
Interest rate contracts	—		—	—	—	(422)	(338)	Interest expense
Total	$(6,022)		$—	$—	$(754)	$(422)	$(338)
____________

(a)	Based on December 31, 2011, pricing, the estimated pretax loss to be recognized in earnings during the next 12 months is $4.6 million.

Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC) establishes a fair value hierarchy, which prioritizes the inputs of valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). Where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices and third-party valuations utilizing underlying asset assumptions (Level 3). Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. We monitor credit ratings of counterparties to the agreements, which are large financial institutions, to consider the impact, if any, on the determination of fair value. No significant adjustments were made in any periods presented.

Fair Values of Derivative Instruments

At December 31, 2011 and 2010, the fair value of our financial instruments was determined based on applicable interest rates such as LIBOR, interest rate curves, and New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. Interest rate contracts and energy derivatives were valued by us using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs.

All of our derivative instruments are recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. The following table presents the fair value of these instruments at December 31, 2011 and 2010 (dollars in thousands):

	Level 2: Significant Other Observable Inputs
	December 31
	2011	2010
Natural gas contracts
Cash flow hedges	$6,022	$—
Economic hedges	2,370	2,056
Total	$8,392	$2,056

We do not have any derivative instruments in an asset position at December 31, 2011 or 2010.

9. Retirement and Benefit Plans

Some of our employees participate in noncontributory defined benefit pension plans, contributory defined contribution savings plans, and deferred compensation plans.

Defined Benefit Plans

The majority of our pension benefit plans are frozen and only some hourly employees continue to accrue benefits under our defined benefit pension plans. When frozen, the pension benefit for salaried employees was based primarily on the employees' years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. Expenses attributable to participation in noncontributory defined benefit plans for the years ended December 31, 2011, 2010, and 2009, were $10.9 million, $9.2 million, and $8.3 million, respectively.

Defined Contribution Plans

Some of our employees participate in contributory defined contribution savings plans, which cover most of our salaried and hourly employees. Expenses related to matching contributions attributable to participation in contributory defined contribution savings plans for the years ended December 31, 2011, 2010, and 2009, were $14.3 million, $12.0 million, and $10.0 million, respectively. The company contributions for eligible salaried employees consist of a nondiscretionary, nonmatching base contribution plus a matching contribution. We may also make additional discretionary nonmatching contributions each year. The company contribution structure for hourly employees varies.

Deferred Compensation Plans

Some of our employees participate in deferred compensation plans, in which key managers and nonaffiliated directors may irrevocably elect to defer a portion of their base salary and bonus or director's fees until termination of employment or beyond. Participants other than directors may elect to receive their company contributions in the deferred compensation plan in lieu of any company contribution in the contributory defined contribution savings plan. The deferred compensation plans are unfunded; therefore, benefits are paid from our general assets. At December 31, 2011 and 2010, we had $3.7 million and $1.8 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

Obligations and Funded Status of Defined Benefit Pension Plans

The funded status of our plans change from year to year based on the plan asset investment return, contributions, benefit payments, and the discount rate used to measure the liability. The following table which, includes only company-sponsored defined benefit plans, reconciles the beginning and ending balances of the projected benefit obligation and the fair value of plan assets. We recognize the unfunded status of our defined benefit pension plans on our Consolidated Balance Sheets, and we recognize changes in funded status in the year changes occur through "Accumulated other comprehensive income (loss)" (dollars in thousands):

	December 31
	2011	2010
Projected benefit obligation at beginning of year	$475,044	$423,962
Service cost	3,969	5,041
Interest cost	25,582	25,272
Actuarial loss (a)	69,768	34,636
Closure and curtailment loss	—	345
Benefits paid	(15,947)	(14,212)
Projected benefit obligation at end of year	$558,416	$475,044

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$355,901	$301,522
Actual return on plan assets	24,714	43,417
Employer contributions	25,414	25,174
Benefits paid	(15,947)	(14,212)
Fair value of plan assets at end of year	$390,082	$355,901

Underfunded status	$168,334	$119,143

Amounts recognized on our consolidated balance sheets
Current liabilities	$294	$254
Noncurrent liabilities	168,040	118,889
Net amount recognized	$168,334	$119,143

Amounts recognized in accumulated other comprehensive income (loss)
Actuarial net loss	$139,061	$75,021
Prior service cost	71	422
Net amount recognized	$139,132	$75,443
____________

(a)	The increase in the actuarial loss in 2011 is primarily driven by a decrease in the weighted average discount rate from 5.50% to 4.50%.
The accumulated benefit obligation for all defined benefit pension plans was $558.4 million and $475.0 million as of December 31, 2011 and 2010. All of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) are as follows (dollars in thousands):

	Year Ended December 31
	2011	2010	2009
Service cost	$3,969	$5,041	$6,891
Interest cost	25,582	25,272	24,314
Expected return on plan assets	(24,581)	(23,242)	(23,269)
Amortization of actuarial loss	5,595	1,774	315
Amortization of prior service costs and other	51	51	36
Plan settlement curtailment loss	300	345	—
Net periodic benefit cost	$10,916	$9,241	$8,287

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Actuarial net (gain) loss	$69,335	$14,461	$(21,951)
Prior service cost	—	—	145
Amortization of actuarial loss	(5,595)	(1,774)	(315)
Amortization of prior service cost	(51)	(51)	(36)
Total recognized in other comprehensive (income) loss	63,689	12,636	(22,157)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$74,605	$21,877	$(13,870)

We estimate net periodic benefit cost to be recognized in 2012 will be $11.1 million. The 2012 net periodic benefit cost will include $10.6 million of net loss that will be amortized from "Accumulated other comprehensive income (loss)" on Boise Inc.'s Consolidated Statement of Stockholders' Equity or BZ Intermediate's Consolidated Statement of Capital.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligation:

	December 31
	2011	2010
Weighted average:
Discount rate	4.50%	5.50%
Rate of compensation increase	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Year Ended December 31
	2011	2010	2009
Weighted average assumptions as of the last day in the presented period:
Discount rate	5.50%	6.10%	6.20%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	—%	—%	—%

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

Asset Return Assumption. The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes in which we invest. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2012 net periodic benefit cost is 7.00%. In 2011, plan assets performed consistent with the long-term return assumption.

Rate of Compensation Increases. Many of the pension benefits are frozen, so the compensation increase assumption is not applicable for these plans. There are currently no scheduled increases in pension benefit rates for hourly employees in plans that have not been frozen.

Investment Policies and Strategies

At December 31, 2011, 51% of our pension plan assets were invested in equity securities, 48% were invested in fixed-income securities, and 1% were invested in private equity, cash, and other. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments in order to achieve broad diversification in a cost-effective manner. At December 31, 2011, our investment policy governing our relationship with Russell allocated 48% to long-duration fixed-income securities, 31% to U.S. equity securities, 16% to international equity securities, and 5% to private equity securities. Our arrangement with Russell allows monthly rebalancing to the policy targets noted above.

Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk, all of which are subject to change. Due to the level of risk associated with some investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term, and such changes could materially affect the reported amounts.

Fair Value Measurements of Plan Assets

The defined benefit plans hold an interest in the Boise Paper Holdings, L.L.C., Master Pension Trust (Master Trust). The assets in the Master Trust are invested in a common and collective trust whose funds are invested in U.S. equities, international equities, and fixed-income securities managed by Russell Trust Company. The Master Trust also invests in private equity securities managed by Pantheon Ventures Inc.

The following table sets forth, by level within the fair value hierarchy, discussed in Note 8, Financial Instruments, the pension plan assets, by major asset category, at fair value at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
Large-cap U.S. equity securities (b)	$—	$112,609	$—	$112,609
Small- and mid-cap U.S. equity securities (c)	—	19,426	—	19,426
International equity securities (d)	—	65,265	—	65,265
Fixed-income securities (e)	—	188,287	—	188,287
Private equity securities (f)	—	—	3,531	3,531
Total securities at fair value	—	385,587	3,531	389,118
Receivables and accrued expenses				964
Total fair value of plan assets				$390,082

	December 31, 2010
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
Large-cap U.S. equity securities (b)	$—	$112,602	$—	$112,602
Small- and mid-cap U.S. equity securities (c)	—	21,021	—	21,021
International equity securities (d)	—	49,172	—	49,172
Fixed-income securities (e)	—	169,992	—	169,992
Private equity securities (f)	—	—	2,225	2,225
Total securities at fair value	—	352,787	2,225	355,012
Receivables and accrued expenses				889
Total fair value of plan assets				$355,901
____________

(a)
Investments are mutual funds managed by Russell Trust Company. The funds are valued at the net asset value (NAV) provided by Russell Trust Company, the administrator of the funds. We use NAV as a practical expedient for fair value. The NAV is based on the value of the assets owned by the fund, less liabilities at year-end. While the underlying assets are actively traded on an exchange, the funds are not. We have the ability to redeem these funds with a one day notice, except as disclosed below in note (e).

(b)
Our investments in this category are invested in the Russell Equity I Fund. The fund seeks higher long-term returns that exceed the Russell 1000 Index by investing in large-capitalization stock in the U.S. stock market.

(c)
Our investments in this category are invested in the Russell Equity II Fund. The fund seeks high, long-term returns that exceed the Russell 2500 Index by investing in mid-and small- capitalization stocks of the U.S. stock market.

(d)
Our investments in this category are invested in the Russell International Fund with Active Currency. The fund benchmarks against the MSCI European, Australasia, and Far East (EAFE) Index and seeks high, long-term returns comparable to the broad international stock market by investing in non-U.S. companies from the developed countries around the world. The fund participates primarily in the stock markets of Europe and the Pacific Rim and seeks to opportunistically add value through active investment in foreign currencies.

(e)
Our investments in this category are invested in the Russell Long Duration Fixed Income Fund (Long Duration Fund) and Russell Long Credit Fixed Income Fund (Long Credit Fund). The Long Duration Fund seeks to achieve above-average consistency in performance relative to the Barclays Capital U.S. Long Government/Credit Bond Index by combining manager styles and strategies with different payoffs over various phases of an investment cycle. The Long Credit Fund seeks to achieve above-average consistency in performance relative to the Barclays Capital Long Credit Index and is used with other bond funds, such as the Long Duration Fund, to gain additional credit exposure to asset portfolios. Both funds are designed to provide maximum total return through diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging markets bonds. Investments in this category may be redeemed monthly with four days notice.

(f)
Our investments in this category are invested in the Pantheon Global Secondary Fund IV, LP. The fund specializes in investments in the private equity secondary market and occasionally directly in private companies to maximize capital growth. Fund investments are carried at fair value as determined quarterly using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, size of the position, degree of liquidity, restrictions on the disposition, latest round of financing data, current financial position, and operating results, among other factors. In circumstances where fair values are not provided with respect to any of the company's fund investments, the investment advisor will seek to determine the fair value of such investments based on information provided by the general partners or managers of such funds or from other sources. Notwithstanding the above, the variety of valuation bases adopted and quality of management data of the ultimate underlying investee companies means that there are inherent difficulties in determining the value of the investments. Amounts realized on the sale of these investments may differ from the calculated values.

The following table sets forth a summary of changes in the fair value of the pension plan's Level 3 assets for the year ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31
	2011	2010
Balance, beginning of year	$2,225	$—
Purchases	720	2,205
Unrealized gain	586	20
Balance, end of year	$3,531	$2,225

Cash Flows

We estimate that we will contribute at least the required minimum of approximately $20 million in 2012 and approximately $24 million in 2013, assuming a rate of return on plan assets of 7.00% in 2012 and 2013. The amount of required contributions will depend, among other things, on actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors. Changes in the financial markets may require us to make larger than previously anticipated contributions to our pension plans. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years. During 2011, we contributed $25.4 million to our plans, which exceeded our 2011 pension contribution requirements.

The following benefit payments reflect expected future service, as appropriate, and are expected to be paid to plan participants (dollars in thousands). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

Pension Benefits
2012	$19,373
2013	21,650
2014	23,936
2015	26,022
2016	27,953
Years 2017-2021	166,755

10. Stockholders' Equity and Capital

Boise Inc.

Preferred Stock

We are authorized to issue 1.0 million shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued or outstanding at December 31, 2011 and 2010.

Common Stock

We are authorized to issue 250.0 million shares of common stock, of which 100.3 million shares were issued and outstanding at December 31, 2011. Of these shares outstanding, 1.5 million shares were restricted stock. At December 31, 2010, we had 84.8 million shares of common stock issued and outstanding, of which 4.2 million shares were restricted stock. The common stock outstanding does not include restricted stock units, performance units, or stock options. For additional information see Note 11, Share-Based Compensation.

In 2011, warrant holders exercised 40.3 million warrants, resulting in the issuance of 38.4 million additional common shares and cash proceeds of approximately $284.8 million, which increased "Additional paid-in capital" on our Consolidated Balance Sheet. All unexercised warrants expired.

During 2011, we announced our intent to repurchase up to $150 million of our common stock through a variety of methods, including in the open market, privately negotiated transactions, or through structured share repurchases. As of December 31, 2011, we had repurchased 21.2 million common shares for an average price of $5.74 per common share. We recorded the share repurchases in "Treasury stock" on Boise Inc.'s Consolidated Balance Sheets and "Repurchases of common stock" on the Consolidated Statement of Cash Flows.

Dividends

Our ability to pay dividends continues to be restricted by our Credit Facilities, the indentures governing our Senior Notes, and by Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under our Credit Facilities, and the indentures governing our Senior Notes, a dividend may be paid if it does not exceed our permitted restricted payment amount, which is calculated as the sum of 50% of our net income for distributions together with other amounts as specified in our Credit Facilities. To the extent we do not have adequate surplus or net profits, we will be prohibited from paying dividends.

We paid a special cash dividend of $0.40 per common share on May 13, 2011, and December 3, 2010, to shareholders of record at the close of business on May 4, 2011, and November 17, 2010, respectively. The total dividends paid were approximately $47.9 million in 2011 and $32.3 million in 2010.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following (dollars in thousands):

				Unfunded Accumulated Benefit Obligation
	Investment Gains (Losses)	Foreign Currency Translation	Cash Flow Hedges	Actuarial Loss (a)	Prior Service Cost	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2008, net of taxes	$—	$—	$(760)	$(84,558)	$(364)	$(85,682)

Current-period changes, before taxes	(5)	—	—	23,665	(145)	23,515
Reclassifications to earnings, before taxes	—	—	338	(1,029)	36	(655)
Income taxes	—	—	(131)	(8,656)	56	(8,731)
Balance at December 31, 2009, net of taxes	$(5)	$—	$(553)	$(70,578)	$(417)	$(71,553)

Current-period changes, before taxes	6	—	—	(14,449)	—	(14,443)
Reclassifications to earnings, before taxes	—	—	422	1,625	51	2,098
Income taxes	—	—	131	4,964	(19)	5,076
Balance at December 31, 2010, net of taxes	$1	$—	$—	$(78,438)	$(385)	$(78,822)

Current-period changes, before taxes	(1)	(352)	(6,776)	(69,555)	300	(76,384)
Reclassifications to earnings, before taxes	—	—	754	5,569	51	6,374
Income taxes	—	—	2,320	24,685	(135)	26,870
Balance at December 31, 2011, net of taxes	$—	$(352)	$(3,702)	$(117,739)	$(169)	$(121,962)
____________

(a)
Amortization of prior service cost is generally recognized on a straight-line basis over the average future service period of active employees. Amortization of actuarial gains and losses is recognized using the "corridor approach", which defined the minimum amortization amount. Under the corridor approach, the actuarial net gain or loss in excess of 10% of the greater of the projected benefit obligation or the market-related value of the assets amortized on a straight-line basis over the average future service period of the active employees, which is generally between seven and ten years.

The 2012 net periodic pension expense will include $10.6 million of net loss that will be amortized from "Accumulated other comprehensive income (loss)" on Boise Inc.'s Consolidated Statement of Stockholders' Equity or BZ Intermediate's Consolidated Statement of Capital.
BZ Intermediate Holdings LLC

BZ Intermediate has authorized 1,000 voting common units, all of which were issued and outstanding at December 31, 2011 and 2010, with a par value of $0.01. All of these units have been issued to Boise Inc. BZ Intermediate refers to its capital as "Business unit equity" on its Consolidated Balance Sheets, and this represents its equity transactions with Boise Inc., net income (loss) from the operations of its subsidiaries, the effect of changes in other comprehensive income, and stock-based compensation.

11. Share-Based Compensation

Under the Boise Inc. Incentive and Performance Plan (the Plan), the compensation committee of our board of directors has the ability to authorize the grant of restricted stock, restricted stock units, performance awards payable in stock upon the attainment of specified performance goals, stock options, and other stock- and cash-based awards. Awards granted under the Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the Plan are from our authorized but unissued shares or from treasury shares. We have 17.2 million shares authorized for issuance under the Plan. Share-based compensation costs in BZ Intermediate's financial statements represent expenses for restricted stock, restricted stock units, stock options, and performance units of Boise Inc., which have been pushed down to BZ Intermediate for accounting purposes.

Restricted Stock and Performance Unit Awards

Members of management and directors have been granted restricted stock and restricted stock units (collectively restricted stock), the majority of which are subject to an EBITDA (earnings before interest, taxes, and depreciation, amortization, and depletion) goal and all of which are subject to service-based vesting restrictions. For members of management, 50% of the 2011 awards primarily vest in 2013, and the remaining vest in 2014, subject to the provisions of the award agreements. The 2011 director awards will vest in 2012. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards. The fair values of our service-based restricted stock awards were based on the closing market price of our common stock on the date of grant, and compensation expense is recorded over the awards' vesting periods.

In 2011, pursuant to the Plan, we also granted members of management performance units, subject to adjustment based on the achievement of defined percentages of the two-year average return on net operating assets (RONOA). Because the RONOA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of awards expected to vest. If the RONOA performance criteria are met, 50% of the performance units will vest in 2013, and the remaining will vest in 2014. Any shares not vested on or before March 17, 2014, will be forfeited. We based the fair value of this award on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting periods. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

The following summarizes the activity of our outstanding service- and market-condition restricted stock awards and performance units awarded under the Plan as of December 31, 2011, 2010, and 2009, and changes during the years ended December 31, 2011, 2010, and 2009 (number of shares in thousands):

	Service-Condition Vesting Awards (Restricted Stock Awards and Performance Units)		Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2009 (a)	1,143	$4.16	1,916	$1.75
Granted	5,841	0.43	—	—
Vested (b)	(604)	4.16	—	—
Forfeited	(49)	1.27	(32)	1.75
Outstanding at December 31, 2009 (a)	6,331	$0.74	1,884	$1.75
Granted	250	5.81	—	—
Vested (b)	(3,009)	0.77	(4)	1.75
Forfeited	(43)	4.26	(2)	1.75
Outstanding at December 31, 2010 (a)	3,529	$1.04	1,878	$1.75
Granted	658	8.52	—	—
Vested (b)	(1,128)	1.94	—	—
Forfeited	(535)	1.19	(1,878)	1.75
Outstanding at December 31, 2011(a)	2,524	$2.55	—	$—
____________

(a)	Outstanding awards included all nonvested and nonforfeited awards.

(b)	Total fair value of awards vested during the years ended December 31, 2011, 2010, and 2009, was $9.7 million, $16.3 million, and $0.2 million, respectively.

Stock Option Awards

In 2011, pursuant to the Plan, we granted approximately 363,000 nonqualified stock options to members of management, of which 50% of the option awards vest and become exercisable in 2013, and the remaining vest and become exercisable in 2014. The stock options have a contractual term of ten years.

A summary of our stock option activity is presented in the following table (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	—	$—
Granted	363	8.53
Forfeited	(30)	8.55
Outstanding at December 31, 2011	333	$8.53	9.2	$—

The weighted average fair value of the stock options granted during 2011 was $4.20. We recognize compensation expense over the awards' vesting period. We calculated the fair value using a Black-Scholes-Merton option-pricing model based on the market price of our common stock at the grant date and the assumptions specific to the underlying options. We based the expected volatility assumption on our historic stock performance and the volatility of related industry stocks. As these were our first issuances of stock options and our equity shares have been traded for a relatively short period of time, we did not have sufficient historical data to provide a reasonable basis upon which to estimate expected life. Therefore, we used the "simplified method" defined in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107 to determine the expected life assumption for the options. We based the risk-free interest rate upon yields of U.S. Treasury issues with terms similar to the expected life of the options.

The following table presents the assumptions used to calculate the fair value of stock options:

Black-Scholes-Merton assumptions:
Expected volatility	47.50%	-	47.85%
Expected life (years)	5.88	-	6.25
Risk-free interest rate	1.66%	-	2.48%
Expected dividend yield			—

Compensation expense

Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Income. Total recognized share-based compensation expense related to restricted stock, performance units, and stock options, net of estimated forfeitures, for the years ended December 31, 2011, 2010, and 2009, is as follows (dollars in thousands):

	Year Ended December 31
	2011	2010	2009
Service-condition restricted stock awards and performance units	$3,415	$2,663	$2,441
Market-condition restricted stock awards	(98)	1,070	1,077
Stock options	378	—	—
Total share-based compensation expense	$3,695	$3,733	$3,518

The unrecognized compensation expense for all share-based awards at December 31, 2011, is as follows (dollars in thousands):

	Year Ended December 31, 2011
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in Years)
Service-condition restricted stock awards and performance units	$2,963	1.6
Stock options	967	2.2
Total unrecognized share-based compensation expense	$3,930	1.8

We evaluate share-based compensation expense for awards granted under the Plan on a quarterly basis based on our estimate of expected restricted stock forfeiture, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments was insignificant in all periods presented.

The net income tax benefit associated with share-based payment awards was $2.0 million, $0.8 million, and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

12. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2011, we had $161.7 million of goodwill recorded on our Consolidated Balance Sheet in our Packaging segment, all of which was recorded in connection with the Tharco and Hexacomb acquisitions. For further information regarding the Tharco and Hexacomb acquisitions, see Note 3, Acquisitions.

Intangible assets represent primarily the values assigned to customer relationships, trademarks and trade names, technology, and noncompete agreements. At December 31, 2011, the net carrying amount of intangible assets with indefinite lives, which represents the trade names and trademarks acquired from Boise Cascade in 2008, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets amortize based on their estimated useful lives.
The gross carrying amount, accumulated amortization, net carrying amount, and weighted average useful life of our intangible assets at December 31, 2011, and 2010, were as follows (dollars in thousands):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Customer relationships	$119,646	$(8,275)	$111,371	15
Trademarks and trade names	28,400	(623)	27,777	15
Technology and other	7,760	(5,265)	2,495	5
Noncompete agreements	835	(158)	677	3
Total finite-lived intangible assets	$156,641	$(14,321)	142,320	13
Indefinite-lived trademarks and trade names			16,800
Total intangible assets (excluding goodwill)			$159,120

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Customer relationships	$13,700	$(3,882)	$9,818	10
Technology and other	6,895	(3,908)	2,987	5
Total finite-lived intangible assets	$20,595	$(7,790)	12,805	7
Indefinite-lived trademarks and trade names			16,800
Total intangible assets (excluding goodwill)			$29,605

The following table sets forth our intangible asset amortization for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	Year Ended December 31
	2011	2010	2009
Intangible asset amortization	$6,533	$2,754	$2,752

Our estimated future intangible asset amortization expense is as follows (dollars in thousands):

	2012	2013	2014	2015	2016	2017 and After
Amortization expense	$11,615	$10,349	$10,096	$10,096	$10,096	$90,068

Impairment Testing

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Packaging and Paper, which are the same as our operating segments discussed in Note 6, Segment Information. We test the goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our test in fourth quarter, and there is no indication of goodwill and intangible asset impairment.

13. Concentrations of Risk

Business Concentration

Sales to OfficeMax Incorporated (OfficeMax) represent a concentration in the volume of business transacted and in revenue generated from those transactions. Sales to OfficeMax were $496.0 million, $504.2 million, and $545.4 million, respectively, during the years ended December 31, 2011, 2010, and 2009, representing 21%, 24%, and 28% of total sales for those periods. At December 31, 2011 and 2010, we had $35.3 million and $30.3 million, respectively, of accounts receivable due from OfficeMax. Pursuant to an agreement entered into in June 2011, we expect OfficeMax to continue to represent a concentration of our revenues and transacted business. Any significant change in the willingness of OfficeMax to purchase our products or a significant deterioration in the financial condition of OfficeMax that affects their ability to pay could have a material adverse effect on our business, financial condition, results of operations, and cash flows. No other single customer accounted for 10% or more of consolidated trade sales or of total sales.

Labor Concentration

As of December 31, 2011, we had approximately 5,400 employees. Approximately 50% of these employees worked pursuant to collective bargaining agreements. Approximately 12% work pursuant to collective bargaining agreements that will expire within one year.

14. Leases

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

	Year Ended December 31
	2011	2010	2009
Rental expense	$23,855	$15,267	$16,357
For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are as follows (dollars in thousands):

	2012	2013	2014	2015	2016	2017 & Thereafter
Minimum payment	$22,465	$18,992	$15,716	$12,759	$10,936	$9,974

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately five years, with fixed payment terms similar to those in the original lease agreements.

15. Asset Retirement Obligations

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

At December 31, 2011 and 2010, asset retirement obligations related predominantly to landfill closure and closed-site monitoring costs were recorded primarily in "Other long-term liabilities" on the Consolidated Balance Sheets. These liabilities are based on the best estimate of costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for the years ended December 31, 2011 and 2010 (dollars in thousands):

	December 31
	2011	2010
Asset retirement obligation at beginning of period	$10,403	$10,362
Liabilities incurred	—	172
Accretion expense	812	754
Payments	(29)	(12)
Revisions in estimated cash flows	(1,145)	(873)
Asset retirement obligation at end of period	$10,041	$10,403

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

16. Transactions With Related Parties

For the period of February 22, 2008, through early March 2010, Boise Cascade held a significant equity interest in us, and our transactions with Boise Cascade were recorded as related-party transactions. In early March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party. As a result, beginning in March 2010, transactions (discussed below) of Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our Consolidated Financial Statements.

Related-Party Sales

LTP is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. At December 31, 2011 and 2010, the carrying amounts of LTP's assets and liabilities on our Consolidated Balance Sheets were $4.6 million and $2.1 million, which related primarily to noninventory working capital items. During the years ended December 31, 2011, 2010, and 2009, we recorded $40.1 million, $33.0 million, and $25.5 million, respectively, of LTP sales to Boise Cascade in "Sales, Related parties" in the Consolidated Statements of Income and approximately the same amount of expenses in "Materials, labor, and other operating expenses." The sales were at prices designed to approximate market prices

We have an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. The agreement, as extended, expires on February 22, 2014. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. During the years ended December 31, 2010 and 2009, we recorded $2.3 million and $15.0 million, respectively, of revenues in "Sales, Related parties" in our Consolidated Statements of Income. Services we provide to Boise Cascade under this agreement include transportation, information technology, accounting, and human resource services. During the years ended December 31, 2010 and 2009, the costs and revenues associated with our transportation services to Boise Cascade were $0.3 million and $2.3 million, respectively.

Related-Party Costs and Expenses

During the years ended December 31, 2011, 2010, and 2009, fiber purchases from related parties were $18.8 million, $25.3 million, and $36.9 million, respectively. In 2011, most of these purchases related to chip and log purchases by LTP from Boise Cascade’s wood products business. In 2010, the purchases included both direct chip and log purchases from Boise Cascade while they were a related party and LTP’s purchases from Boise Cascade. All of the costs associated with these purchases were recorded as "Fiber costs from related parties" in the Consolidated Statements of Income. Fiber purchases from Boise Cascade subsequent to February 2010 are recorded as "Materials, labor, and other operating expenses" in the Consolidated Statements of Income.

17. Alternative Fuel Mixture Credits, Net

The U.S. Internal Revenue Code allowed an excise tax credit for taxpayers using alternative fuels in the taxpayer's trade or business. During the year ended December 31, 2009, we recorded $207.6 million in "Alternative fuel mixture credits, net" in our Consolidated Statement of Income. Eligibility for new credits expired on December 31, 2009.

18. Other (Income) Expense

"Other (income) expense, net" includes miscellaneous income and expense items. For the years ended December 31, 2011, 2010, and 2009, we had $2.0 million, $0.2 million, and $9.8 million, respectively, of other expenses. In 2011, we recorded $3.1 million of costs that were incurred during the initial evaluation of potential targeted acquisitions. The expenses primarily related to costs to analyze, negotiate, and consummate transactions as well as financial and legal due diligence activities. These costs were partially offset by approximately $1.1 million of other miscellaneous income and expenses. The expense in 2009 consisted primarily of $5.8 million of costs recorded in our Paper segment related to the restructuring of our mill in St. Helens, Oregon, and $3.5 million of expense recorded in our Packaging segment related to the indefinite idling of the D2 newsprint machine at our mill in DeRidder, Louisiana.

19. Commitments, Guarantees, and Legal Proceedings

Commitments

We have financial commitments for long-term debt and lease payments that are discussed further in Note 7, Debt, and Note 14, Leases. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2011 and 2010, our total obligation for log and fiber purchases under contracts with third parties was approximately $75.5 million and $81.2 million, respectively. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2012 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2011 and 2010, we had approximately $26.5 million and $27.2 million, respectively, of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2011 or 2010, respectively, or determined pursuant to contractual terms, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees and Indemnifications

We provide guarantees and assurances to others in the normal course of our business. We also enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At December 31, 2011, we are not aware of any material liabilities arising from these indemnifications and we are unable to estimate the maximum potential liability.

Legal Proceedings

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

20. Quarterly Results of Operations (unaudited, dollars in millions, except per-share and stock price information)

	2011
	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter (b)
Net sales	$568.8	$603.1	$631.7	$600.4
Income from operations	48.1	34.4	62.6	45.9
Net income	18.7	11.9	28.4	16.3
Net income per common share:
Basic	0.23	0.11	0.25	0.16
Diluted	0.21	0.11	0.24	0.15
Common stock dividends per share	—	0.40	—	—
Common stock prices (d)
High	9.55	9.82	8.12	7.12
Low	8.10	6.75	4.42	4.71

	2010
	First Quarter (c)	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$494.1	$521.6	$554.1	$524.1
Income from operations	18.6	38.2	77.0	60.2
Net income (loss)	(12.7)	13.3	35.9	26.2
Net income (loss) per common share:
Basic	(0.16)	0.17	0.45	0.32
Diluted	(0.16)	0.16	0.43	0.31
Common stock dividends per share	—	—	—	0.40
Common stock prices (d)
High	6.13	7.40	7.36	8.10
Low	4.60	4.91	4.96	6.40
____________

(a)	First quarter 2011 included $2.2 million of expense related to inventory purchase price accounting adjustments that were recognized as part of our acquisition of Tharco.

(b)	Fourth quarter 2011 included $2.3 million of expense recorded in the Corporate and Other segment associated with the entering into a new credit agreement.
Fourth quarter 2011 included $1.6 million of transaction-related costs that were recorded in our Packaging segment.

(c)	First quarter 2010 included $3.3 million of expense related to the impact of energy hedges, $2.8 million of which was recorded in the Paper segment and $0.5 million in the Packaging segment.
First quarter 2010 included $22.2 million of expense recorded in the Corporate and Other segment associated with the refinancing of our debt.

(d)	Our common stock trades on the New York Stock Exchange under the symbol BZ. Common stock prices are based on daily closing prices.

The net sales, income from operations, and net income (loss) for BZ Intermediate are substantially the same as the quarterly results for Boise Inc. included above.

21. Subsequent Event
On February 28, 2012, we announced a special cash dividend of $0.48 per common share, payable March 21, 2012, to shareholders of record at the close of business on March 9, 2012. Based on the shares outstanding at January 31, 2012, the dividend payment would be approximately $48.2 million.
22. Consolidating Guarantor and Nonguarantor Financial Information

Our Senior Notes were issued by Boise Paper Holdings and co-issuers (Boise Co-Issuer Company and Boise Finance Company). The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each of its existing and, to the extent they become guarantors under the Credit Facilities, future subsidiaries (other than: (i) Boise Paper Holdings and the co-issuers; (ii) Louisiana Timber Procurement Company, L.L.C.; and (iii) our foreign subsidiaries, including those recently acquired as part of the Hexacomb Acquisition). Hexacomb Corporation (which owns and operates its U.S. operations) became a guarantor of the Senior Notes in January 2012, and given this obligation, we have included Hexacomb Corporation's results of operations, financial position, and cash flows in our results as of and for the year ended December 31, 2011, as if it were a guarantor. At December 31, 2011 Hexacomb Corporation represented approximately 8% of our consolidated assets and less than 1% of consolidated sales.

The following consolidating financial statements present the results of operations, financial position, and cash flows of (i) BZ Intermediate Holdings LLC (parent); (ii) co-issuers; (iii) guarantor subsidiaries (including Hexacomb Corporation's U.S. operations as noted above); (iv) nonguarantor subsidiaries; and (v) eliminations to arrive at the information on a consolidated basis. Other than these consolidated financial statements and footnotes for Boise Inc. and BZ Intermediate, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors. Furthermore, the cancellation provisions of the guarantor subsidiaries are customary, and they do not include an arrangement that permits a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for the purposes of the covenants included in the indentures, the release of the indebtedness under the indentures, or if the issuers exercise their legal defeasance option or discharge their obligations in accordance with the indentures.

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2011
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$14,657	$2,340,570	$8,797	$—	$2,364,024
Intercompany	—	—	40	100,536	(100,576)	—
Related parties	—	—	—	40,057	—	40,057
	—	14,657	2,340,610	149,390	(100,576)	2,404,081

Costs and expenses
Materials, labor, and other operating expenses	—	13,835	1,818,407	148,605	(100,576)	1,880,271
Fiber costs from related parties	—	—	18,763	—	—	18,763
Depreciation, amortization, and depletion	—	3,091	140,563	104	—	143,758
Selling and distribution expenses	—	—	107,302	352	—	107,654
General and administrative expenses	—	25,452	34,688	447	—	60,587
Other (income) expense, net	—	1,600	730	(336)	—	1,994
	—	43,978	2,120,453	149,172	(100,576)	2,213,027

Income (loss) from operations	—	(29,321)	220,157	218	—	191,054

Foreign exchange gain (loss)	—	(390)	453	72	—	135
Loss on extinguishment of debt	—	(2,300)	—	—	—	(2,300)
Interest expense	—	(63,814)	—	(6)	3	(63,817)
Interest expense—intercompany	—	(188)	—	(15)	203	—
Interest income	—	260	9	—	—	269
Interest income—intercompany	—	18	188	—	(206)	—
	—	(66,414)	650	51	—	(65,713)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(95,735)	220,807	269	—	125,341
Income tax provision	—	(48,372)	(1,662)	(97)	—	(50,131)

Income (loss) before equity in net income (loss) of affiliates	—	(144,107)	219,145	172	—	75,210
Equity in net income (loss) of affiliates	75,210	219,317	—	—	(294,527)	—
Net income (loss)	$75,210	$75,210	$219,145	$172	$(294,527)	$75,210

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2010
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$11,994	$2,039,308	$6,830	$—	$2,058,132
Intercompany	—	—	—	110,619	(110,619)	—
Related parties	—	2,364	333	32,948	—	35,645
	—	14,358	2,039,641	150,397	(110,619)	2,093,777

Costs and expenses
Materials, labor, and other operating expenses	—	14,039	1,580,221	150,398	(110,619)	1,634,039
Fiber costs from related parties	—	—	25,259	—	—	25,259
Depreciation, amortization, and depletion	—	3,454	126,472	—	—	129,926
Selling and distribution expenses	—	—	57,873	234	—	58,107
General and administrative expenses	—	21,949	30,324	—	—	52,273
Other income	—	225	249	(261)	—	213
	—	39,667	1,820,398	150,371	(110,619)	1,899,817

Income (loss) from operations	—	(25,309)	219,243	26	—	193,960

Foreign exchange gain (loss)	—	871	19	—	—	890
Loss on extinguishment of debt	—	(22,225)	—	—	—	(22,225)
Interest expense	—	(64,825)	—	—	—	(64,825)
Interest expense—intercompany	—	(212)	—	(16)	228	—
Interest income	—	299	7	—	—	306
Interest income—intercompany	—	16	212	—	(228)	—
	—	(86,076)	238	(16)	—	(85,854)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(111,385)	219,481	10	—	108,106
Income tax provision	—	(43,187)	(1,350)	8	—	(44,529)

Income (loss) before equity in net income (loss) of affiliates	—	(154,572)	218,131	18	—	63,577
Equity in net income (loss) of affiliates	63,577	218,149	—	—	(281,726)	—
Net income (loss)	$63,577	$63,577	$218,131	$18	$(281,726)	$63,577

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2009
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$—	$1,930,526	$4,884	$—	$1,935,410
Intercompany	—	—	5	90,906	(90,911)	—
Related parties	—	14,966	2,317	25,499	—	42,782
	—	14,966	1,932,848	121,289	(90,911)	1,978,192

Costs and expenses
Materials, labor, and other operating expenses	—	14,080	1,551,756	121,289	(90,911)	1,596,214
Fiber costs from related parties	—	—	36,858	—	—	36,858
Depreciation, amortization, and depletion	—	3,583	127,917	—	—	131,500
Selling and distribution expenses	—	—	55,318	206	—	55,524
General and administrative expenses	—	18,286	31,964	—	—	50,250
Alternative fuel mixture credits, net	—	3,933	(211,540)	—	—	(207,607)
Other (income) expense, net	—	695	9,345	(230)	—	9,810
	—	40,577	1,601,618	121,265	(90,911)	1,672,549

Income (loss) from operations	—	(25,611)	331,230	24	—	305,643

Foreign exchange gain (loss)	—	1,529	1,110	—	—	2,639
Loss on extinguishment of debt	—	(66,784)	—	—	—	(66,784)
Interest expense	—	(73,695)	—	—	—	(73,695)
Interest expense—intercompany	—	(171)	—	(15)	186	—
Interest income	—	364	3	—	—	367
Interest income—intercompany	—	15	171	—	(186)	—
	—	(138,742)	1,284	(15)	—	(137,473)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(164,353)	332,514	9	—	168,170
Income tax provision	—	(19,546)	(810)	—	—	(20,356)

Income (loss) before equity in net income (loss) of affiliates	—	(183,899)	331,704	9	—	147,814
Equity in net income (loss) of affiliates	147,814	331,713	—	—	(479,527)	—
Net income (loss)	$147,814	$147,814	$331,704	$9	$(479,527)	$147,814

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$82,532	$9,737	$4,727	$—	$96,996
Receivables
Trade, less allowances	—	1,183	220,621	7,034	—	228,838
Intercompany	—	40	21	2,099	(2,160)	—
Other	—	2,477	5,064	81	—	7,622
Inventories	—	3	304,490	2,812	—	307,305
Deferred income taxes	—	20,379	—	—	—	20,379
Prepaid and other	—	4,467	2,588	(111)	—	6,944
	—	111,081	542,521	16,642	(2,160)	668,084

Property
Property and equipment, net	—	5,652	1,217,520	12,097	—	1,235,269
Fiber farms	—	—	21,193	—	—	21,193
	—	5,652	1,238,713	12,097	—	1,256,462

Deferred financing costs	—	30,956	—	—	—	30,956
Goodwill	—	—	156,305	5,386	—	161,691
Intangible assets, net	—	—	143,986	15,134	—	159,120
Investments in affiliates	803,344	1,817,537	—	—	(2,620,881)	—
Other assets	—	9,205	3,948	4	(3,400)	9,757
Total assets	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011 (continued)
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000	$—	$—	$—	$10,000
Income taxes payable	—	(396)	885	101	—	590
Accounts payable
Trade	—	19,962	175,690	6,342	—	201,994
Intercompany	—	—	2,119	1	(2,120)	—
Accrued liabilities
Compensation and benefits	—	24,581	39,457	869	—	64,907
Interest payable	—	10,528	—	—	—	10,528
Other	—	8,626	13,769	185	(40)	22,540
	—	73,301	231,920	7,498	(2,160)	310,559

Debt
Long-term debt, less current portion	—	790,000	—	—	—	790,000
Notes payable	—	—	—	3,400	(3,400)	—
	—	790,000	—	3,400	(3,400)	790,000

Other
Deferred income taxes	—	94,822	53,365	4,525	—	152,712
Compensation and benefits	—	172,305	89	—	—	172,394
Other long-term liabilities	—	40,659	16,261	141	—	57,061
	—	307,786	69,715	4,666	—	382,167

Commitments and contingent liabilities

Capital
Business unit equity	803,344	803,344	1,783,838	33,699	(2,620,881)	803,344

Total liabilities and capital	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2010
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$166,410	$6	$417	$—	$166,833
Short-term investments	—	10,621	—	—	—	10,621
Receivables
Trade, less allowances	—	1,004	187,502	83	—	188,589
Intercompany	—	—	2	1,634	(1,636)	—
Other	—	331	3,504	4	—	3,839
Inventories	—	15	261,456	—	—	261,471
Deferred income taxes	—	16,651	—	7	—	16,658
Prepaid and other	—	4,697	517	—	—	5,214
	—	199,729	452,987	2,145	(1,636)	653,225

Property
Property and equipment, net	—	5,952	1,193,083	—	—	1,199,035
Fiber farms	—	—	18,285	—	—	18,285
	—	5,952	1,211,368	—	—	1,217,320

Deferred financing costs	—	30,396	—	—	—	30,396
Intangible assets, net	—	—	29,605	—	—	29,605
Investments in affiliates	655,332	1,479,253	—	—	(2,134,585)	—
Other assets	—	5,175	3,269	—	—	8,444
Total assets	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2010 (continued)
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$43,750	$—	$—	$—	$43,750
Income taxes payable	—	(818)	898	2	—	82
Accounts payable
Trade	—	13,513	163,710	1,991	—	179,214
Intercompany	—	2	1,634	—	(1,636)	—
Accrued liabilities
Compensation and benefits	—	23,081	31,493	—	—	54,574
Interest payable	—	10,535	—	—	—	10,535
Other	—	5,336	10,645	142	—	16,123
	—	95,399	208,380	2,135	(1,636)	304,278

Debt
Long-term debt, less current portion	—	738,081	—	—	—	738,081

Other
Deferred income taxes	—	78,959	492	—	—	79,451
Compensation and benefits	—	121,318	—	—	—	121,318
Other long-term liabilities	—	31,416	9,114	—	—	40,530
	—	231,693	9,606	—	—	241,299

Commitments and contingent liabilities

Capital
Business unit equity	655,332	655,332	1,479,243	10	(2,134,585)	655,332

Total liabilities and capital	$655,332	$1,720,505	$1,697,229	$2,145	$(2,136,221)	$1,938,990

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$75,210	$75,210	$219,145	$172	$(294,527)	$75,210
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(75,210)	(219,317)	—	—	294,527	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	9,048	140,563	104	—	149,715
Share-based compensation expense	—	3,695	—	—	—	3,695
Pension expense	—	10,916	—	—	—	10,916
Deferred income taxes	—	43,904	542	—	—	44,446
Other	—	408	1,542	(72)	—	1,878
Loss on extinguishment of debt	—	2,300	—	—	—	2,300
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(884)	3,471	(1,487)	524	1,624
Inventories	—	12	(22,346)	97	—	(22,237)
Prepaid expenses	—	233	(437)	(71)	—	(275)
Accounts payable and accrued liabilities	—	6,724	(3,744)	1,347	(524)	3,803
Current and deferred income taxes	—	2,920	1,250	317	—	4,487
Pension payments	—	(25,414)	—	—	—	(25,414)
Other	—	(3,660)	281	3,422	—	43
Cash provided by (used for) operations	—	(93,905)	340,267	3,829	—	250,191
Cash provided by (used for) investment
Acquisitions of businesses and facilities, net of cash acquired	—	—	(292,600)	(33,623)	—	(326,223)
Expenditures for property and equipment	—	(3,633)	(125,129)	—	—	(128,762)
Purchases of short-term investments	—	(3,494)	—	—	—	(3,494)
Maturities of short-term investments	—	14,114	—	—	—	14,114
Other	—	(390)	1,743	(305)	—	1,048
Cash provided by (used for) investment	—	6,597	(415,986)	(33,928)	—	(443,317)
Cash provided by (used for) financing
Issuances of long-term debt	—	275,000	—	—	—	275,000
Payments of long-term debt	—	(256,831)	—	—	—	(256,831)
Payments of financing costs	—	(8,613)	—	—	—	(8,613)
Proceeds from Boise Inc., net	115,196	—	—	—	—	115,196
Due to (from) affiliates	(115,196)	(3,771)	85,450	33,517	—	—
Other	—	(2,355)	—	892	—	(1,463)
Cash provided by (used for) financing	—	3,430	85,450	34,409	—	123,289
Increase (decrease) in cash and cash equivalents	—	(83,878)	9,731	4,310	—	(69,837)
Balance at beginning of the period	—	166,410	6	417	—	166,833
Balance at end of the period	$—	$82,532	$9,737	$4,727	$—	$96,996

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$63,577	$63,577	$218,131	$18	$(281,726)	$63,577
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(63,577)	(218,149)	—	—	281,726	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	11,023	126,472	—	—	137,495
Share-based compensation expense	—	3,733	—	—	—	3,733
Pension expense	—	9,241	—	—	—	9,241
Deferred income taxes	—	37,677	213	(8)	—	37,882
Other	—	(805)	900	—	—	95
Loss on extinguishment of debt	—	22,225	—	—	—	22,225
Decrease (increase) in working capital
Receivables	—	1,225	55,662	(12)	380	57,255
Inventories	—	3	(17,123)	—	—	(17,120)
Prepaid expenses	—	4,437	253	—	—	4,690
Accounts payable and accrued liabilities	—	6,760	(13,208)	138	(380)	(6,690)
Current and deferred income taxes	—	7,142	(1,398)	—	—	5,744
Pension payments	—	(25,174)	—	—	—	(25,174)
Other	—	(773)	(2,399)	—	—	(3,172)
Cash provided by (used for) operations	—	(77,858)	367,503	136	—	289,781
Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,711)	(107,908)	—	—	(111,619)
Purchases of short-term investments	—	(25,336)	—	—	—	(25,336)
Maturities of short-term investments	—	24,744	—	—	—	24,744
Other	—	868	2,073	—	—	2,941
Cash used for investment	—	(3,435)	(105,835)	—	—	(109,270)
Cash provided by (used for) financing
Issuances of long-term debt	—	300,000	—	—	—	300,000
Payments of long-term debt	—	(334,096)	—	—	—	(334,096)
Payments of financing costs	—	(12,003)	—	—	—	(12,003)
Payments (to) from Boise Inc., net	(31,639)	—	—	—	—	(31,639)
Due to (from) affiliates	31,639	230,064	(261,695)	(8)	—	—
Other	—	(5,333)	—	—	—	(5,333)
Cash provided by (used for) financing	—	178,632	(261,695)	(8)	—	(83,071)
Increase (decrease) in cash and cash equivalents	—	97,339	(27)	128	—	97,440
Balance at beginning of the period	—	69,071	33	289	—	69,393
Balance at end of the period	$—	$166,410	$6	$417	$—	$166,833

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$147,814	$147,814	$331,704	$9	$(479,527)	$147,814
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(147,814)	(331,713)	—	—	479,527	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	16,162	127,917	—	—	144,079
Share-based compensation expense	—	3,518	—	—	—	3,518
Pension expense	—	8,287	—	—	—	8,287
Deferred income taxes	—	19,863	157	—	—	20,020
Other	—	(2,078)	(6,492)	—	—	(8,570)
Loss on extinguishment of debt	—	66,784	—	—	—	66,784
Decrease (increase) in working capital, net of acquisitions
Receivables	—	1,800	(24,744)	978	463	(21,503)
Inventories	—	4	83,033	—	—	83,037
Prepaid expenses	—	(1,340)	2,040	770	—	1,470
Accounts payable and accrued liabilities	—	13,723	13,435	(985)	(463)	25,710
Current and deferred income taxes	—	(395)	(27)	—	—	(422)
Pension payments	—	(12,298)	—	—	—	(12,298)
Other	—	(860)	(1,363)	—	—	(2,223)
Cash provided by (used for) operations	—	(70,729)	525,660	772	—	455,703
Cash provided by (used for) investment
Acquisitions of businesses and facilities	—	—	(543)	—	—	(543)
Expenditures for property and equipment	—	(2,789)	(74,356)	—	—	(77,145)
Purchases of short-term investments	—	(21,643)	—	—	—	(21,643)
Maturities of short-term investments	—	11,615	—	—	—	11,615
Other	—	1,358	1,841	—	—	3,199
Cash provided by (used for) investment	—	(11,459)	(73,058)	—	—	(84,517)
Cash provided by (used for) financing
Issuances of long-term debt	—	310,000	—	—	—	310,000
Payments of long-term debt	—	(531,523)	—	—	—	(531,523)
Extinguishment of debt	—	(39,717)	—	—	—	(39,717)
Payments of financing costs	—	(13,156)	—	—	—	(13,156)
Payments (to) from Boise Inc., net	(49,915)	—	—	—	—	(49,915)
Due to (from) affiliates	49,915	405,789	(452,576)	(3,128)	—	—
Cash provided by (used for) financing	—	131,393	(452,576)	(3,128)	—	(324,311)
Increase (decrease) in cash and cash equivalents	—	49,205	26	(2,356)	—	46,875
Balance at beginning of the period	—	19,866	7	2,645	—	22,518
Balance at end of the period	$—	$69,071	$33	$289	$—	$69,393

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Inc.:

We have audited the accompanying consolidated balance sheets of Boise Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Boise Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boise Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Boise Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Boise Inc. acquired Hexacomb on December 1, 2011. Management excluded Hexacomb, which represents approximately 8% of assets and less than 1% of sales of Boise Inc. and subsidiaries as of and for the year ended December 31, 2011, from its assessment of the effectiveness of Boise Inc.'s internal control over financial reporting as of December 31, 2011. Our audit of internal control over financial reporting of Boise Inc. also excluded an evaluation of the internal control over financial reporting of Hexacomb.

/s/ KPMG LLP

Boise, Idaho
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors
Boise Inc.:
We have audited the accompanying consolidated balance sheets of BZ Intermediate Holdings LLC and subsidiaries (formerly known as Aldabra Holding Sub LLC) as of December 31, 2011 and 2010, and the related consolidated statements of income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BZ Intermediate Holdings LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
February 28, 2012

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

Introduction

We maintain "disclosure controls and procedures," as the Securities and Exchange Commission (SEC) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10‑K, is recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

We also maintain "internal control over financial reporting." The SEC defines such internal control as a process designed by, or under the supervision of, a public company's CEO and CFO, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP. This control includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Form 10‑K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On March 1 and December 1, 2011, we acquired Tharco Packaging (Tharco) and Hexacomb. In connection with integrating Tharco and Hexacomb, we have and continue to implement changes in controls and procedures. This process resulted in additions and changes to our internal control over financial reporting during the year and quarter ended December 31, 2011.

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting is located on the following page of this Form 10‑K, and KPMG LLP's Report of Independent Registered Public Accounting Firm on internal control over financial reporting is located in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10‑K."

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

Management assessed our internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. This assessment excluded the internal control over financial reporting for Hexacomb locations we acquired on December 1, 2011. As of and for the year ended December 31, 2011, Hexacomb accounted for approximately 8% of the Company's consolidated total assets and less than 1% of consolidated sales.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning our directors is incorporated into this Form 10-K by reference to the section of our definitive Proxy Statement entitled "Proposals to Be Voted on, Proposal No. 1 — Election of Directors." We will file our definitive Proxy Statement with the Securities and Exchange Commission (SEC) no later than 120 days after December 31, 2011.

Information concerning our executive officers is set forth in "Part I, Item 1. Business" of this Form 10-K under the caption "Executive Officers of Registrant."

Information concerning family relationships between our directors or executive officers is incorporated into this Form 10-K by reference to the section of our definitive Proxy Statement entitled "Transactions With Related Persons, Promoters, and Certain Control Persons." We will file our definitive Proxy Statement with the SEC no later than 120 days after December 31, 2011.

Information concerning compliance with Section 16(a) of the Securities and Exchange Act and our corporate governance is incorporated into this Form 10-K by reference to the sections of our definitive Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance Principles and Board Matters." We will file our definitive Proxy Statement with the SEC no later than 120 days after December 31, 2011.

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

Information concerning material changes to the procedures by which our securityholders may recommend nominees to our board of directors is incorporated into this Form 10-K by reference to the section of our definitive Proxy Statement entitled "Solicitation of Proxies and Voting." We will file our definitive Proxy Statement with the SEC no later than 120 days after December 31, 2011.

Mr. Berger, our Audit Committee chair, is a financial expert as that term is defined in Regulation S-K, Item 407(d)(5). Further information concerning our Audit Committee is incorporated into this Form 10-K by reference to the sections of our definitive Proxy Statement entitled "Corporate Governance Principles and Board Matters" and "Audit Committee Matters." We will file our definitive Proxy Statement with the SEC no later than 120 days after December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of our executive officers and directors is incorporated into this Form 10-K by reference to the sections of our definitive Proxy Statement entitled "Executive Compensation" and "Corporate Governance Principles and Board Matters." We will file our definitive Proxy Statement with the SEC no later than 120 days after December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and equity compensation plan information is incorporated into this Form 10-K by reference to the sections of our definitive Proxy Statement entitled "Security Ownership" and "Equity Compensation Plan Information." We will file our definitive Proxy Statement with the SEC no later than 120 days after December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated into this Form 10-K by reference to the section of our definitive Proxy Statement entitled "Transactions With Related Persons, Promoters, and Certain Control Persons." We will file our definitive Proxy Statement with the SEC no later than 120 days after December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to, and services rendered by, our principal accountant and our policies and procedures for preapproving those services is incorporated into this Form 10-K by reference to the section of our definitive Proxy Statement entitled "Audit Committee Matters." We will file our definitive Proxy Statement with the SEC no later than 120 days after December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements
The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firms are presented in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•	Boise Inc. Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009.

•	Boise Inc. Consolidated Balance Sheets as of December 31, 2011 and 2010.

•	Boise Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

•	Boise Inc. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010, and 2009.

•	BZ Intermediate Holdings LLC Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009.

•	BZ Intermediate Holdings LLC Consolidated Balance Sheets as of December 31, 2011 and 2010.

•	BZ Intermediate Holdings LLC Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

•	BZ Intermediate Holdings LLC Consolidated Statements of Capital for the years ended December 31, 2011, 2010, and 2009.

•	Notes to Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm — KPMG LLP.

•	Management's Report on Internal Control Over Financial Reporting.

(2)	Financial Statement Schedules

•
All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(3)	Exhibits

•	A list of the exhibits required to be filed or furnished as part of this report is set forth in the Index to Exhibits and is incorporated by reference.

(b)	See Index to Exhibits.

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
Dated: February 28, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2012, by the following persons on behalf of the registrants and in the capacities indicated.

	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ ALEXANDER TOELDTE	Chief Executive Officer
________________________________
Alexander Toeldte

(ii)	Principal Financial Officer:

	/s/ SAMUEL K. COTTERELL	Senior Vice President and Chief Financial Officer
________________________________
Samuel K. Cotterell

(iii)	Principal Accounting Officer:

	/s/ BERNADETTE M. MADARIETA	Vice President and Controller
________________________________
Bernadette M. Madarieta

(iv)	Directors:

	/s/ CARL A. ALBERT	/s/ HEINRICH R. LENZ
	________________________________	________________________________
	Carl A. Albert	Heinrich R. Lenz

	/s/ JONATHAN W. BERGER	/s/ ALEXANDER TOELDTE
	________________________________	________________________________
	Jonathan W. Berger	Alexander Toeldte

	/s/ JACK GOLDMAN	/s/ JASON G. WEISS
	________________________________	________________________________
	Jack Goldman	Jason G. Weiss

/s/ NATHAN D. LEIGHT
________________________________
Nathan D. Leight

BOISE INC.
BZ INTERMEDIATE HOLDINGS LLC
INDEX TO EXHIBITS
Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2011.

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

		DEFM14A		1/23/2008

2.2
Amendment No. 1 to Purchase and Sale Agreement dated October 18, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC
		DEFM14A		1/23/2008

2.3	Amendment No. 2 to Purchase and Sale Agreement dated February 22, 2008, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	10.2	2/28/2008

2.4	Stock Purchase Agreement dated February 21, 2011, among Boise Paper Holdings, L.L.C., the Sellers party thereto, Tricor (Tharco) Equity Holdings, Inc., as the Seller Representative, and Tharco Packaging, Inc.	10-Q	2	5/2/2011

2.5	Purchase Agreement dated October 2, 2011, between Boise Paper Holdings, L.L.C., and Pregis Corporation (For the purchase of Pregis Corporation's Hexacomb protective packaging business)				X

3.1	Boise Inc. - Second Amended and Restated Certificate of Incorporation	8-K	3.1	2/28/2008

3.2	Boise Inc. - Bylaws, amended and restated effective as of July 11, 2008	8-K	3.1	7/14/2008

3.3	BZ Intermediate Holdings LLC (formerly Aldabra Holding Sub LLC) - Certificate of Formation and amendment	S-4 (Reg. No. 333-166926)	3.3	5/18/2010

3.4	BZ Intermediate Holdings LLC (formerly Aldabra Holding Sub LLC) - Limited Liability Company Agreement effective as of February 12, 2008, and amendment	S-4 (Reg. No. 333-166926)	3.4	5/18/2010

3.5	Boise Paper Holdings, L.L.C. - Certificate of Formation and amendment	S-4 (Reg. No. 333-166926)	3.5	5/18/2010

3.6	Boise Paper Holdings, L.L.C. - Limited Liability Company Agreement effective February 22, 2008, and amendment	S-4 (Reg. No. 333-166926)	3.6	5/18/2010

3.7	Boise Finance Company - Certificate of Incorporation	S-4 (Reg. No. 333-166926)	3.7	5/18/2010

3.8	Boise Finance Company - Bylaws	S-4 (Reg. No. 333-166926)	3.8	5/18/2010

3.9	Boise Co-Issuer Company - Certificate of Incorporation	S-4 (Reg. No. 333-166926)	3.9	5/18/2010

3.10	Boise Co-Issuer Company - Bylaws	S-4 (Reg. No. 333-166926)	3.10	5/18/2010

3.11	Boise Packaging & Newsprint, L.L.C. - Certificate of Formation and amendment	S-4 (Reg. No. 333-166926)	3.11	5/18/2010

3.12	Boise Packaging & Newsprint, L.L.C. - Operating Agreement effective as of September 20, 2004, and amendment	S-4 (Reg. No. 333-166926)	3.12	5/18/2010

3.13	Boise White Paper, L.L.C. - Certificate of Formation and amendment	S-4 (Reg. No. 333-166926)	3.13	5/18/2010

3.14	Boise White Paper, L.L.C. - Operating Agreement effective as of September 20, 2004, and amendment	S-4 (Reg. No. 333-166926)	3.14	5/18/2010

3.15	Boise White Paper Sales Corp. (formerly Birch Creek Funding Corporation) - Certificate of Incorporation and amendment	S-4 (Reg. No. 333-166926)	3.15	5/18/2010

3.16	Boise White Paper Sales Corp. - Bylaws	S-4 (Reg. No. 333-166926)	3.16	5/18/2010

3.17	Boise White Paper Holdings Corp. (formerly Boise Cascade Transportation, Inc.) - Certificate of Incorporation and amendments	S-4 (Reg. No. 333-166926)	3.17	5/18/2010

3.18	Boise White Paper Holdings Corp. - Bylaws	S-4 (Reg. No. 333-166926)	3.18	5/18/2010

3.19	International Falls Power Company - Amended and Restated Certificate of Incorporation and amendment	S-4 (Reg. No. 333-166926)	3.19	5/18/2010

3.20	International Falls Power Company - Amended and Restated Bylaws	S-4 (Reg. No. 333-166926)	3.20	5/18/2010

3.21	Minnesota, Dakota & Western Railway Company - Amended and Restated Articles of Incorporation	S-4 (Reg. No. 333-166926)	3.21	5/18/2010

3.22	Minnesota, Dakota & Western Railway Company - Amended and Restated Bylaws	S-4 (Reg. No. 333-166926)	3.22	5/18/2010

3.23	Bemis Corporation - Certificate of Incorporation	S-4 (Reg. No. 333-166926)	3.23	5/18/2010

3.24	Bemis Corporation - Bylaws	S-4 (Reg. No. 333-166926)	3.24	5/18/2010

3.25	B C T, Inc. - Amended and Restated Certificate of Incorporation and amendment	S-4 (Reg. No. 333-166926)	3.25	5/18/2010

3.26	B C T, Inc. - Amended and Restated Bylaws	S-4 (Reg. No. 333-166926)	3.26	5/18/2010

3.27	Boise Cascade Transportation Holdings Corp. - Certificate of Incorporation	S-4 (Reg. No. 333-166926)	3.27	5/18/2010

3.28	Boise Cascade Transportation Holdings Corp. - Bylaws	S-4 (Reg. No. 333-166926)	3.28	5/18/2010

3.29	Tharco Packaging, Inc. - Fourth Amended and Restated Certificate of Incorporation	10-Q	3.1	5/2/2011

3.30	Tharco Packaging, Inc. - Bylaws, amended as of March 1, 2011	10-Q	3.2	5/2/2011

3.31	Tharco Containers, Inc. - Third Amended and Restated Articles of Incorporation	10-Q	3.3	5/2/2011

3.32	Tharco Containers, Inc. - Amended and Restated Bylaws, amended as of March 1, 2011	10-Q	3.4	5/2/2011

3.33	Tharco Containers Texas, Inc. - Second Amended and Restated Certificate of Incorporation	10-Q	3.5	5/2/2011

3.34	Tharco Containers Texas, Inc. - Bylaws, amended as of March 1, 2011	10-Q	3.6	5/2/2011

3.35	Design Packaging, Inc. - Third Amended and Restated Articles of Incorporation	10-Q	3.7	5/2/2011

3.36	Design Packaging, Inc. - Bylaws	10-Q	3.8	5/2/2011

3.37	Boise Packaging Holdings Corp. - Certificate of Incorporation				X

3.38	Boise Packaging Holdings Corp. - Bylaws				X

3.39	Hexacomb Corporation - Restated Articles of Incorporation				X

3.40	Hexacomb Corporation - Bylaws				X

4.1	Specimen Unit Certificate	S-1	4.1	3/19/2007

4.2	Specimen Common Stock Certificate	S-1 POS AM No. 1	4.2	6/13/2008

4.3	Specimen Warrant Certificate	S-1 POS AM No. 1	4.3	6/13/2008

4.4	Warrant Agreement dated June 19, 2007, between Aldabra 2 Acquisition Corp. (now Boise Inc.) and Continental Stock Transfer & Trust Company	10-Q	4.1	5/4/2010

4.5	Investor Rights Agreement dated February 22, 2008, between Aldabra 2 Acquisition Corp. (now Boise Inc.), Boise Cascade, L.L.C., Boise Cascade Holdings, L.L.C., certain directors and officers of Aldabra 2 Acquisition Corp., the Aldabra Shareholders, and each other Person who becomes a party to this Agreement after February 22, 2008	8-K	4.1	2/28/2008

4.6
Indenture (9% Senior Notes due 2017) dated October 26, 2009, between Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee - Together with First Supplemental Indenture dated March 19, 2010, Second Supplemental Indenture dated March 8, 2011, Third Supplemental Indenture dated November 30, 2011, and Fourth Supplemental Indenture dated January 17, 2012
					X

4.7	Form of 9% Senior Note due 2017	8-K	4.1	10/28/2009

4.8
Indenture (8% Senior Notes due 2020) dated March 19, 2010, between Boise Paper Holdings, L.L.C., Boise Co-Issuer Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee - Together with First Supplemental Indenture dated March 8, 2011, Second Supplemental Indenture dated November 30, 2011, and Third Supplemental Indenture dated January 17, 2012

					X

4.9	Form of 8% Senior Note due 2020	8-K	4.1	3/22/2010

9	None

10.1	Form of Subscription Agreements between Aldabra 2 Acquisition Corp., Graubard Miller, and each of Nathan D. Leight and Jason G. Weiss	S-1	10.11	3/19/2007

10.2 (a)	Paper Purchase Agreement dated June 25, 2011, between Boise White Paper, L.L.C., and OfficeMax Incorporated	10-Q/A	10	10/24/2011

10.3	Registration Rights Agreement dated October 26, 2009, between Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and J.P. Morgan Securities Inc.	10-K	10.6

10.4	Registration Rights Agreement dated March 19, 2010, between Boise Paper Holdings, L.L.C., Boise Co-Issuer Company, the Guarantors set forth therein, and Banc of America Securities LLC	8-K	99.1

10.5
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
		10-K	10.8

10.6	First Amendment to Credit and Guaranty Agreement dated October 13, 2009, between the Company, the Guarantors set forth therein, Goldman Sachs Credit Partners L.P., as Administrative and Collateral Agent, and J.P. Morgan Securities Inc.	10-K	10.9

10.7	Second Amendment to Credit and Guaranty Agreement dated October 20, 2010, between Boise Paper Holdings, L.L.C., Goldman Sachs Credit Partners L.P., as Administrative Agent, and the Guarantors listed on the signature pages thereto	8-K	99.1

10.8	Pledge and Security Agreement (First Lien) dated February 22, 2008, between each of the Grantors party thereto and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	10.7

10.9	Trademark Security Agreement (First Lien) dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	10.9

10.10	Patent Security Agreement (First Lien) dated February 22, 2008, between Aldabra Sub LLC (subsequently merged with and into Boise Paper Holdings, L.L.C.), Aldabra Holding Sub LLC, certain subsidiaries of Aldabra Sub LLC (as Guarantors), and Goldman Sachs Credit Partners L.P. (as Collateral Agent)	8-K	10.11

10.11
Credit Agreement dated as of November 4, 2011, among BZ Intermediate Holdings LLC, as guarantor, Boise Paper Holdings, L.L.C., as borrower, and a syndicate of lenders including JPMorgan Chase Bank, N.A., individually and as administrative agent
					X

10.12
Guarantee and Collateral Agreement dated as of November 4, 2011, among BZ Intermediate Holdings LLC, Boise Paper Holdings, L.L.C., the subsidiaries of Boise Paper Holdings, L.L.C. party thereto, and JPMorgan Chase Bank. N.A., as administrative agent - Together with Supplement No. 1 dated November 30, 2011, and Supplement No. 2 dated January 17, 2012
					X

10.13	Outsourcing Services Agreement dated February 22, 2008, between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	10-K	10.20	3/2/2011

10.14	Intellectual Property License Agreement dated February 22, 2008, between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	8-K	10.18	2/28/2008

10.15	Form of Indemnification Agreement between Boise Inc. and its Directors and Elected Officers	8-K	99.1	11/2/2010

10.16 *	Severance Agreement dated December 9, 2010, between Boise Paper Holdings, L.L.C. and Alexander Toeldte	8-K	99.1	12/14/2010

10.17 *	Form of 2010 Officer Severance Agreement	10-K	10.24	3/2/2011

10.18 *	Boise Inc. Directors Deferred Compensation Plan effective April 4, 2008	10-Q	10	5/5/2008

10.19 *	Boise Paper Holdings, L.L.C. Deferred Compensation Plan effective February 22, 2008, amended as of October 27, 2009	10-K	10.26	2/25/2010

10.20 *	Boise Paper Holdings, L.L.C. Supplemental Life Plan effective February 22, 2008	10-K	10.35	2/24/2009

10.21 *	Boise Paper Holdings, L.L.C. Financial Counseling Program effective February 22, 2008	10-K	10.36	2/24/2009

10.22 *	Boise Paper Holdings, L.L.C. Supplemental Pension Plan (SUPP) effective February 22, 2008	10-K	10.37	2/24/2009

10.23 *	Boise Paper Holdings, L.L.C. Supplemental Early Retirement Plan (SERP) for Certain Elected Officers effective February 22, 2008	10-K	10.38	2/24/2009

10.24 *	Boise Inc. Incentive and Performance Plan effective February 22, 2008, amended as of April 29, 2010	8-K	99.1	5/3/2010

10.25 *	Form of 2008 Restricted Stock Award Agreement (Officers)	8-K	99.1	5/6/2008

10.26 *	Form of 2008 Restricted Stock Unit Award Agreement (Officers)	8-K	99.2	5/6/2008

10.27 *	Form of 2009 Restricted Stock Award Agreement (Officers)	8-K	99.2	4/24/2009

10.28 *	Form of 2009 Restricted Stock Unit Award Agreement (Officers)	8-K	99.3	4/24/2009

10.29 *	Form of 2010 Restricted Stock Award Agreement (Nonemployee Directors)	10-Q	10.3	5/4/2010

10.30 *	Restricted Stock Unit Award Agreement dated November 1, 2010, with Robert A. Warren (Special award upon Mr. Warren's election as executive vice president and chief operating officer)	8-K	99.2	11/2/2010

10.31 *	Form of 2011 Restricted Stock Award Agreement (Nonemployee Directors)	10-Q	10.5	5/2/2011

10.32 *	Restricted Stock Unit Award Agreement dated January 1, 2011, with Samuel K. Cotterell (Special award upon Mr. Cotterell's election as senior vice president and chief financial officer)	10-K	10.40	3/2/2011

10.33 *	Form of 2011 Restricted Stock Award Agreement (2011 Supplemental Award to Officers)	8-K	99.1	3/1/2011

10.34 *	Form of 2011 Restricted Stock Unit Award Agreement (2011 Supplemental Award to Officers)	8-K	99.2	3/1/2011

10.35 *	Form of 2011 Restricted Stock Award Agreement (2011 Regular Award to Officers)	8-K	99.1	3/18/2011

10.36 *	Form of 2011 Restricted Stock Unit Award Agreement (2011 Regular Award to Officers)	8-K	99.2	3/18/2011

10.37 *	Form of 2011 Nonqualified Stock Option Award Agreement (2011 Regular Award to Officers)	8-K	99.3	3/18/2011

10.38 *	Form of 2011 Performance Unit Award Agreement (2011 Regular Award to Officers)	8-K	99.4	3/18/2011

10.39 *	Form of 2012 Restricted Stock Award Agreement (Nonemployee Directors)				X

10.40 *	Form of 2012 Restricted Stock Award Agreement (Officers)	8-K	99.1	2/21/2012

10.41 *	Form of 2012 Restricted Stock Unit Award Agreement (Officers)	8-K	99.2	2/21/2012

10.42 *	Form of 2012 Nonqualified Stock Option Award Agreement (Officers)	8-K	99.3	2/21/2012

10.43 *	Form of 2012 Performance Unit Award Agreement (Officers)	8-K	99.4	2/21/2012

11	Presented in Footnote 4, Net Income Per Common Share, to Consolidated Financial Statements

12	BZ Intermediate Holdings LLC Ratio of Earnings to Fixed Charges				X

13	None

14 (b)	Boise Inc. Code of Ethics

18	None

21	List of Subsidiaries				X

22	None

23.1	Consent of Independent Registered Public Accounting Firm for Boise Inc. - KPMG LLP				X

23.2	Consent of Independent Registered Public Accounting Firm for BZ Intermediate Holdings LLC - KPMG LLP				X

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boise Inc. and BZ Intermediate Holdings LLC				X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boise Inc. and BZ Intermediate Holdings LLC				X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

33	Inapplicable

34	Inapplicable

35	Inapplicable

95	Inapplicable

100	None

101	Financial Statements in XBRL Format	X
____________

*	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)
Confidential information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

(b)	Our Code of Ethics can be found on our website at www.boiseinc.com by selecting Investors, Corporate Governance, and then Code of Ethics.