Form 10-Q
period 2012-03-31
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2012-05-03
CIK 1391390, 1475448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

There were 100,489,857 common shares, $0.0001 per share par value, of Boise Inc. outstanding as of April 30, 2012.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Boise Inc.
Consolidated Statements of Income
(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended March 31
	2012	2011
Sales
Trade	$633,528	$560,320
Related parties	11,318	8,443
	644,846	568,763

Costs and expenses
Materials, labor, and other operating expenses	502,299	449,070
Fiber costs from related parties	4,946	4,440
Depreciation, amortization, and depletion	37,556	33,974
Selling and distribution expenses	30,642	19,373
General and administrative expenses	20,008	12,697
Other (income) expense, net	(300)	1,077
	595,151	520,631

Income from operations	49,695	48,132

Foreign exchange gain	157	132
Interest expense	(15,365)	(16,367)
Interest income	44	78
	(15,164)	(16,157)

Income before income taxes	34,531	31,975
Income tax provision	(13,193)	(13,281)
Net income	$21,338	$18,694

Weighted average common shares outstanding:
Basic	99,052	80,964
Diluted	101,414	90,417

Net income per common share:
Basic	$0.22	$0.23
Diluted	$0.21	$0.21
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2012	2011
Net income	$21,338	$18,694
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	855	—
Cash flow hedges:
Change in fair value, net of tax of $1,388 and $0, respectively	(2,215)	—
Loss included in net income, net of tax of $511 and $0, respectively	817	—
Amortization of actuarial loss and prior service cost for defined benefit pension plans, net of tax of $1,015 and $541, respectively	1,620	855
Other	—	(21)
	1,077	834

Comprehensive income	$22,415	$19,528
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS

Current
Cash and cash equivalents	$54,649	$96,996
Receivables
Trade, less allowances of $1,081 and $1,343	243,053	228,838
Other	5,642	7,622
Inventories	319,637	307,305
Deferred income taxes	5,024	20,379
Prepaid and other	12,456	6,944
	640,461	668,084

Property
Property and equipment, net	1,228,644	1,235,269
Fiber farms	21,291	21,193
	1,249,935	1,256,462

Deferred financing costs	30,054	30,956
Goodwill	162,069	161,691
Intangible assets, net	156,423	159,120
Other assets	8,633	9,757
Total assets	$2,247,575	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets (continued)
(unaudited, dollars and shares in thousands, except per-share data)

	March 31, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Current portion of long-term debt	$12,500	$10,000
Income taxes payable	1,185	590
Accounts payable	197,054	201,994
Accrued liabilities
Compensation and benefits	50,759	64,907
Interest payable	23,278	10,528
Other	27,880	22,540
	312,656	310,559

Debt
Long-term debt, less current portion	785,000	790,000

Other
Deferred income taxes	159,890	161,260
Compensation and benefits	164,685	172,394
Other long-term liabilities	54,746	57,010
	379,321	390,664

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.0001 par value per share: 1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share: 250,000 shares authorized; 100,470 and 100,272 shares issued and outstanding	12	12
Treasury stock, 21,151 shares held	(121,421)	(121,421)
Additional paid-in capital	868,176	866,901
Accumulated other comprehensive income (loss)	(120,885)	(121,962)
Retained earnings	144,716	171,317
Total stockholders' equity	770,598	794,847

Total liabilities and stockholders' equity	$2,247,575	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2012	2011
Cash provided by (used for) operations
Net income	$21,338	$18,694
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	38,702	35,539
Share-based compensation expense	1,233	648
Pension expense	2,771	3,051
Deferred income taxes	8,838	11,420
Other	(429)	1,165
Decrease (increase) in working capital, net of acquisitions
Receivables	(12,313)	(8,361)
Inventories	(12,467)	2,379
Prepaid expenses	(21)	(578)
Accounts payable and accrued liabilities	(7,585)	(5,481)
Current and deferred income taxes	(684)	1,634
Pension payments	(9,094)	(3,251)
Other	1,190	4,776
Cash provided by operations	31,479	61,635
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	—	(201,120)
Expenditures for property and equipment	(23,133)	(24,650)
Purchases of short-term investments	—	(3,514)
Maturities of short-term investments	—	14,114
Other	590	310
Cash used for investment	(22,543)	(214,860)
Cash provided by (used for) financing
Issuances of long-term debt	—	75,000
Payments of long-term debt	(2,500)	(26,250)
Payments of special dividend	(47,483)	—
Other	(1,300)	(2,222)
Cash provided by (used for) financing	(51,283)	46,528
Decrease in cash and cash equivalents	(42,347)	(106,697)
Balance at beginning of the period	96,996	166,833
Balance at end of the period	$54,649	$60,136

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Income
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2012	2011
Sales
Trade	$633,528	$560,320
Related parties	11,318	8,443
	644,846	568,763

Costs and expenses
Materials, labor, and other operating expenses	502,299	449,070
Fiber costs from related parties	4,946	4,440
Depreciation, amortization, and depletion	37,556	33,974
Selling and distribution expenses	30,642	19,373
General and administrative expenses	20,008	12,697
Other (income) expense, net	(300)	1,077
	595,151	520,631

Income from operations	49,695	48,132

Foreign exchange gain	157	132
Interest expense	(15,365)	(16,367)
Interest income	44	78
	(15,164)	(16,157)

Income before income taxes	34,531	31,975
Income tax provision	(13,193)	(13,281)
Net income	$21,338	$18,694

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2012	2011
Net income	$21,338	$18,694
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	855	—
Cash flow hedges:
Change in fair value, net of tax of $1,388 and $0, respectively	(2,215)	—
Loss included in net income, net of tax of $511 and $0, respectively	817	—
Amortization of actuarial loss and prior service cost for defined benefit pension plans, net of tax of $1,015 and $541, respectively	1,620	855
Other	—	(21)
	1,077	834

Comprehensive income	$22,415	$19,528

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS

Current
Cash and cash equivalents	$54,649	$96,996
Receivables
Trade, less allowances of $1,081 and $1,343	243,053	228,838
Other	5,642	7,622
Inventories	319,637	307,305
Deferred income taxes	5,024	20,379
Prepaid and other	12,456	6,944
	640,461	668,084

Property
Property and equipment, net	1,228,644	1,235,269
Fiber farms	21,291	21,193
	1,249,935	1,256,462

Deferred financing costs	30,054	30,956
Goodwill	162,069	161,691
Intangible assets, net	156,423	159,120
Other assets	8,633	9,757
Total assets	$2,247,575	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets (continued)
(unaudited, dollars in thousands)

	March 31, 2012	December 31, 2011
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$12,500	$10,000
Income taxes payable	1,185	590
Accounts payable	197,054	201,994
Accrued liabilities
Compensation and benefits	50,759	64,907
Interest payable	23,278	10,528
Other	27,880	22,540
	312,656	310,559

Debt
Long-term debt, less current portion	785,000	790,000

Other
Deferred income taxes	151,342	152,712
Compensation and benefits	164,685	172,394
Other long-term liabilities	54,797	57,061
	370,824	382,167

Commitments and contingent liabilities

Capital
Business unit equity	899,980	925,306
Accumulated other comprehensive income (loss)	(120,885)	(121,962)
	779,095	803,344

Total liabilities and capital	$2,247,575	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2012	2011
Cash provided by (used for) operations
Net income	$21,338	$18,694
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	38,702	35,539
Share-based compensation expense	1,233	648
Pension expense	2,771	3,051
Deferred income taxes	8,838	11,420
Other	(429)	1,165
Decrease (increase) in working capital, net of acquisitions
Receivables	(12,313)	(8,361)
Inventories	(12,467)	2,379
Prepaid expenses	(21)	(578)
Accounts payable and accrued liabilities	(7,585)	(5,481)
Current and deferred income taxes	(684)	1,634
Pension payments	(9,094)	(3,251)
Other	1,190	4,776
Cash provided by operations	31,479	61,635
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	—	(201,120)
Expenditures for property and equipment	(23,133)	(24,650)
Purchases of short-term investments	—	(3,514)
Maturities of short-term investments	—	14,114
Other	590	310
Cash used for investment	(22,543)	(214,860)
Cash provided by (used for) financing
Issuances of long-term debt	—	75,000
Payments of long-term debt	(2,500)	(26,250)
Payments (to) from Boise Inc., net	(48,033)	(62)
Other	(750)	(2,160)
Cash provided by (used for) financing	(51,283)	46,528
Decrease in cash and cash equivalents	(42,347)	(106,697)
Balance at beginning of the period	96,996	166,833
Balance at end of the period	$54,649	$60,136

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. Our operations began in February 2008. We are headquartered in Boise, Idaho, and we operate largely in the United States but have recently expanded our operations into Europe, Mexico, and Canada. We manufacture and sell corrugated containers and sheets, protective packaging products and papers associated with packaging, including labeling papers and flexible papers used for food wrap, and newsprint. Additionally, we manufacture linerboard and corrugating medium, which are combined to make corrugated board, the base raw material in our corrugated sheets and containers. We are also the third-largest North American manufacturer of communication papers such as office papers, commercial printing papers, envelope papers, and forms.

Our organizational structure is noted below:

Boise Inc.

BZ Intermediate Holdings LLC

Boise Paper Holdings, L.L.C.

Packaging Segment	Paper Segment	Corporate Segment

See Note 5, Segment Information, for additional information about our three reportable segments, Packaging, Paper, and Corporate and Other (support services).

The unaudited quarterly consolidated financial statements included herein are those of the following:

•	Boise Inc. and its wholly owned subsidiaries, including BZ Intermediate Holdings LLC (BZ Intermediate).

•	BZ Intermediate and its wholly owned subsidiaries, parent company to Boise Paper Holdings, L.L.C. (Boise Paper Holdings).

In these unaudited quarterly consolidated financial statements, unless the context indicates otherwise, the terms "the Company," "we," "us," "our," or "Boise" refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate. There are no significant differences between the results of operations, financial condition, and cash flows of Boise Inc. and those of BZ Intermediate other than income taxes and common stock activity. Some amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period's presentation, none of which were considered material.

The quarterly consolidated financial statements presented have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and the other reports we file with the Securities and Exchange Commission (SEC).

2. Acquisitions

On March 1, 2011, we acquired Tharco Packaging, Inc., and its subsidiaries (Tharco) for $200 million (Tharco Acquisition), and on December 1, 2011, we acquired Hexacomb Corporation and its affiliated companies and all of the honeycomb packaging-related assets of Pregis Mexico (Hexacomb) for $125 million (Hexacomb Acquisition), subject to post-closing adjustments.

As of March 31, 2012 there have been no changes to the allocations of the purchase price to the assets acquired and liabilities assumed reported in Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2011 Form 10-K. The Tharco purchase price allocation is final, while the Hexacomb purchase price allocation is preliminary. When the Hexacomb allocation is finalized, we may have changes to our preliminary allocation.

3. Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Net income per common share is not applicable to BZ Intermediate, because it does not have common shares. For the three months ended March 31, 2012 and 2011, Boise Inc.'s basic and diluted net income per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended March 31
	2012	2011
Net income	$21,338	$18,694
Weighted average number of common shares for basic net income per common share (a)	99,052	80,964
Incremental effect of dilutive common stock equivalents:
Restricted stock and restricted stock units	2,043	2,939
Performance units	319	—
Common stock warrants	—	6,504
Stock options (b)	—	10
Weighted average number of common shares for diluted net income per common share	101,414	90,417

Net income per common share:
Basic	$0.22	$0.23
Diluted	$0.21	$0.21
____________

(a)
The increase in the weighted average number of common shares is primarily related to 38.4 million additional common shares issued related to warrants exercised in June 2011, partially offset by 21.2 million common shares repurchased during the second half of 2011.

(b)	For the three months ended March 31, 2012, 0.8 million stock options were not included in the computation of diluted net income per share, because they were antidilutive.

4. Income Taxes

For the three months ended March 31, 2012 and 2011, we recorded $13.2 million and $13.3 million of income tax expense and had an effective tax rate of 38.2% and 41.5%, respectively. During the three months ended March 31, 2012, the primary reasons for the difference from the federal statutory income tax rate of 35% were the effect of state taxes. During the three months ended March 31, 2011, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state income taxes and discrete tax items.

Uncertain Income Tax Positions

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Income. Interest expense and penalties relating to uncertain tax positions were nominal for the three months ended March 31, 2012 and 2011.

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

As of March 31, 2012, we had not recognized U.S. deferred income taxes on our cumulative total of undistributed earnings for non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings in operations outside the United States.

During the three months ended March 31, 2012, refunds received, net of cash paid for taxes, were $2.0 million. Cash paid for taxes, net of refunds received, was $0.2 million during the three months ended March 31, 2011.

5. Segment Information

We operate and report our business in three reportable segments: Packaging, Paper, and Corporate and Other (support services). These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments. There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 6, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K.

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (b)
Three Months Ended March 31, 2012	Trade	Related Parties	Inter- segment	Total
Packaging	$260.3	$11.3	$0.7	$272.3	$22.4	$15.5	$37.9
Paper	365.6	—	16.9	382.4	33.9	21.2	55.2
Corporate and Other	7.7	—	10.5	18.2	(6.5)	0.9	(5.7)
Intersegment eliminations	—	—	(28.0)	(28.0)	—	—	—
	$633.5	$11.3	$—	$644.8	49.9	$37.6	$87.4
Interest expense					(15.4)
Interest income					—
					$34.5

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (b)
Three Months Ended March 31, 2011	Trade	Related Parties	Inter- segment	Total
Packaging	$194.5	$8.4	$0.5	$203.4	$13.6	(a)	$11.0	$24.6	(a)
Paper	358.7	—	16.5	375.2	41.0		22.1	63.0
Corporate and Other	7.2	—	8.9	16.1	(6.3)		0.9	(5.4)
Intersegment eliminations	—	—	(25.9)	(25.9)	—		—	—
	$560.3	$8.4	$—	$568.8	48.3		$34.0	$82.2
Interest expense					(16.4)
Interest income					0.1
					$32.0
____________

(a)	Included $2.2 million of expense in the Packaging segment related to the inventory purchase price adjustments that were recognized in March 2011 as part of our acquisition of Tharco.

(b)
EBITDA represents income before interest (interest expense and interest income), income tax provision, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income, income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA for both Boise Inc. and BZ Intermediate (dollars in millions):

	Three Months Ended March 31
	2012	2011
Net income	$21.3	$18.7
Interest expense	15.4	16.4
Interest income	—	(0.1)
Income tax provision	13.2	13.3
Depreciation, amortization, and depletion	37.6	34.0
EBITDA	$87.4	$82.2

6. Debt

At March 31, 2012, and December 31, 2011, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	Interest Rate	Amount	Interest Rate
Tranche A term loan, due 2016	$197,500	2.25%	$200,000	2.30%
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Long-term debt	797,500	6.95	800,000	6.95
Current portion of long-term debt	(12,500)	2.25	(10,000)	2.30
Long-term debt, less current portion	$785,000	7.03%	$790,000	7.01%

As of March 31, 2012, our debt consisted of the following:

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

Interest on our Credit Facilities is determined at our election and is based on an alternate base rate or the London Interbank Offered Rate (LIBOR), which is our current election, plus an applicable spread based on our total leverage ratio. Our total leverage ratio is essentially our total net debt divided by our four trailing quarters of Adjusted Consolidated EBITDA (as defined in the credit agreement). At March 31, 2012, the interest rate on our Credit Facilities is LIBOR plus 200 basis points. Based on our current election of one-month LIBOR, we pay interest on the Credit Facilities monthly and in arrears.

At March 31, 2012, and December 31, 2011, we had no borrowings outstanding under our Revolving Credit Facility. We had availability of $493.8 million, under our Revolving Credit facility at March 31, 2012, which is net of outstanding letters of credit of $6.2 million.

The Credit Facilities and senior note agreements contain certain restrictions relating to dividend payments, capital expenditures, financial ratios, guarantees, and the incurrence of additional indebtedness, which are discussed in Note 7, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K.

Other

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, and certain debt issuances be used to pay down outstanding borrowings. As of March 31, 2012, required debt principal repayments were as follows (dollars in thousands):

	Remaining
	2012	2013	2014	2015	2016	Thereafter
Required debt principal repayments	$7,500	$20,000	$20,000	$30,000	$120,000	$600,000

At March 31, 2012, and December 31, 2011, we had $30.1 million and $31.0 million, respectively, of costs recorded in "Deferred financing costs" on our Consolidated Balance Sheets. We record the amortization of deferred financing costs in interest expense using the effective interest method over the life of the loans. For the three months ended March 31, 2012 and 2011, we recorded $1.1 million and $1.5 million, respectively, of amortization expense in "Interest expense" in our Consolidated Statements of Income.

For the three months ended March 31, 2012 and 2011, cash payments for interest were $1.6 million and $2.1 million, respectively.

With the exception of the Credit Facilities, our debt is fixed-rate debt. At March 31, 2012, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $712.9 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 1) inputs from the fair value hierarchy, which is further discussed in Note 7, Financial Instruments.

7. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk. We do not use derivative instruments for speculative purposes.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At March 31, 2012, these derivatives included caps and call spreads, which we account for as economic hedges, and swaps, which are accounted for as cash flow hedges. As of March 31, 2012, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	April 2012 Through October 2012	November 2012 Through March 2013	April 2013 Through October 2013	November 2013 Through March 2014	April 2014 Through October 2014	November 2014 Through March 2015	April 2015 Through October 2015
Approximate percent hedged	83%	67%	60%	46%	42%	37%	32%

Economic Hedges

For derivative instruments that are designated and qualify as economic hedges, the gain or loss on the derivatives is recognized in "Materials, labor, and other operating expenses" in the Consolidated Statements of Income. During the three months ended March 31, 2012 and 2011, we recognized $0.2 million and $0.7 million of expense related to natural gas contracts we account for as economic hedges.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets and is recognized in "Materials, labor, and other operating expenses" in our Consolidated Statements of Income in the period in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the instruments is reclassified out of accumulated other comprehensive income (loss) to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable. At March 31, 2012, and December 31, 2011, we had $5.1 million and $3.7 million of losses, net of tax, recorded in "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets related to our natural gas contracts. The effects of our cash flow hedging instruments on our Consolidated Balance Sheets and Consolidated Statements of Income were as follows (dollars in thousands):

	Loss Recognized in Accumulated Other Comprehensive Income			Loss Reclassified From Accumulated Other Comprehensive Income Into Earnings
	Three Months Ended March 31
	2012		2011	2012	2011
Natural gas contracts	$3,603	(a)	$—	$1,328	$—
____________

(a)	Based on March 31, 2012, pricing, the estimated pretax loss to be recognized in earnings during the next 12 months is $6.4 million.

Fair Value Measurements

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

Fair Values of Derivative Instruments

At March 31, 2012, and December 31, 2011, the fair value of our financial instruments was determined based on New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. The derivatives were valued by us using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs.

All of our derivative instruments are recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. The following table presents the fair value of these instruments at March 31, 2012, and December 31, 2011 (dollars in thousands):

	Level 2: Significant Other Observable Inputs
	March 31, 2012	December 31, 2011
Natural gas contracts
Cash flow hedges	$8,297	$6,022
Economic hedges	2,220	2,370
Total	$10,517	$8,392

We did not have any derivative instruments in an asset position at March 31, 2012, or December 31, 2011.

8. Retirement and Benefit Plans

The components of net periodic benefit cost are as follows (dollars in thousands):

	Three Months Ended March 31
	2012	2011
Service cost	$735	$1,338
Interest cost	6,168	6,409
Expected return on plan assets	(6,776)	(6,098)
Amortization of actuarial loss	2,641	1,389
Amortization of prior service costs and other	3	13
Net periodic benefit cost	$2,771	$3,051

Our funding practice for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we determine to be appropriate considering the funded status of the plan, tax deductibility, our cash flows from operations, and other factors. During the three months ended March 31, 2012, we contributed $9.1 million to our pension plans. During 2012, we expect to contribute at least the minimum required contributions of approximately $20 million to our plans.

9. Stockholders' Equity and Share-Based Compensation

Special Dividend

On March 21, 2012, we paid a special cash dividend of $0.48 per common share to Boise Inc. shareholders of record at the close of business on March 9, 2012. The dividend payment was $47.5 million.

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

Restricted Stock and Performance Unit Awards. In first quarter 2012, we granted approximately 264,000 shares of restricted stock and approximately 150,000 restricted stock units (collectively restricted stock), the majority of which are subject to an EBITDA (earnings before interest, taxes, and depreciation, amortization, and depletion) performance-based goal and all of which are subject to time-based vesting restrictions. For members of management, one-third of the awards vest in each of the years 2013, 2014, and 2015, respectively, subject to the provisions of the award agreements. For elected non-employee directors, the awards will vest at the end of 2012.

The fair values of these awards were based on the closing market price of our common stock on the date of grant, and compensation expense is recorded over the awards' vesting periods. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

In March 2012, we also granted members of management approximately 270,000 performance units, subject to adjustment based on the achievement of defined percentages of the two-year average return on net operating assets (RONOA). Because the RONOA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of awards expected to vest. If the RONOA performance criteria are met, 50% of the performance units will vest in 2014, and the remaining will vest in 2015. Any shares not vested on or before March 16, 2015, will be forfeited. We based the fair value of these awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting periods. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

Stock Option Awards. In March 2012, we granted approximately 494,000 nonqualified stock options to members of management, of which one-third of the option awards vest and become exercisable in each of the years 2013, 2014, and 2015, respectively. The stock options have a contractual term of ten years. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

The weighted average fair value of the stock options granted was $3.98 per share. We recognize compensation expense over the awards' vesting period. We calculated the fair value using a Black-Scholes-Merton option-pricing model based on the market price of our common stock at the grant date and the assumptions specific to the underlying options. We based the expected volatility assumption on our historic stock performance and the volatility of related industry stocks. We did not have sufficient historical data to provide a reasonable basis upon which to estimate expected life; therefore, we used the "simplified method" to determine the expected life assumption for the options. We based the risk-free interest rate upon yields of U.S. Treasury issues with terms similar to the expected life of the options.

The following table presents the assumptions used to calculate the fair value of stock options:

Black-Scholes-Merton assumptions:
Exercise price	$8.24
Expected volatility	50.10%
Expected life (years)	6.00
Risk-free interest rate	1.39%
Expected dividend yield	—

Compensation expense. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Income. Total recognized share-based compensation expense related to restricted stock, performance units, and stock options, net of estimated forfeitures, for the three months ended March 31, 2012 and 2011, is as follows (dollars in thousands):

	Three Months Ended March 31
	2012	2011
Restricted stock awards and performance units	$1,075	$608
Stock options	158	40
Total share-based compensation expense	$1,233	$648

The unrecognized compensation expense for all share-based awards at March 31, 2012, is as follows (dollars in thousands):

	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in Years)
Restricted stock awards and performance units	$7,113	2.0
Stock options	2,540	2.6
Total unrecognized share-based compensation expense	$9,653	2.1

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. All of our goodwill is recorded in our Packaging segment.

Changes in the carrying amount of our goodwill are as follows (dollars in thousands):

Goodwill
Balance at January 1, 2011	$—
Goodwill acquired (a)	162,169
Foreign currency translation adjustments	(478)
Balance at December 31, 2011	161,691
Foreign currency translation adjustments	378
Balance at March 31, 2012	$162,069
____________

(a)	For further information regarding the Tharco and Hexacomb acquisitions, see Note 2, Acquisitions.

Intangible Assets

Intangible assets represent primarily the values assigned to customer relationships, trademarks and trade names, technology, and noncompete agreements. We had $156.4 million and $159.1 million of intangible assets at March 31, 2012 and December 31, 2011, net of $17.6 million, and $14.3 million of accumulated amortization, respectively. During the three months ended March 31, 2012 and 2011, we recorded intangible asset amortization of $3.3 million and $1.1 million, respectively. Foreign intangible assets are impacted by foreign currency translation.

11. Concentrations of Risk

Business

Sales to OfficeMax Incorporated (OfficeMax) represent a concentration in the volume of business transacted and in revenue generated from those transactions. Sales to OfficeMax were $130.0 million and $126.4 million, respectively, during the three months ended March 31, 2012 and 2011, representing 20% and 22% of total sales for those periods. At March 31, 2012, and December 31, 2011, we had $36.5 million and $35.3 million, respectively, of accounts receivable due from OfficeMax. We expect OfficeMax to continue to represent a concentration of our revenues and transacted business. Any significant change in the willingness of OfficeMax to purchase our products or a significant deterioration in the financial condition of OfficeMax that affects their ability to pay could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Labor

As of March 31, 2012, we had approximately 5,400 employees. Approximately 51% of these employees worked pursuant to collective bargaining agreements. Approximately 8% work pursuant to collective bargaining agreements that will expire within one year.

12. Inventories

The majority of our inventories are valued at the lower of cost or market, where cost is based on the average cost method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Other inventories are valued at the lower of either standard cost, which approximates cost based on the actual first-in, first-out usage pattern, or market.

Inventories include the following (dollars in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$153,455	$155,588
Work in process	40,076	41,172
Fiber	52,632	38,469
Other raw materials and supplies	73,474	72,076
	$319,637	$307,305

13. Property and Equipment

Property and equipment consisted of the following asset classes (dollars in thousands):

	March 31, 2012	December 31, 2011
Land	$34,566	$34,735
Buildings and improvements	249,673	248,174
Machinery and equipment	1,385,350	1,375,069
Construction in progress	58,846	44,563
	1,728,435	1,702,541
Less accumulated depreciation	(499,791)	(467,272)
	$1,228,644	$1,235,269

Depreciation expense for the three months ended March 31, 2012 and 2011, was $32.7 million and $31.2 million, respectively.

14. Leases

We lease our distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $7.0 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively. Sublease rental income was not material in any of the periods presented.

15. Transactions With Related Parties

Related-Party Sales

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade Holdings, L.L.C. (Boise Cascade). LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade in Louisiana. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. At March 31, 2012, and December 31, 2011, the carrying amounts of LTP's assets and liabilities on our Consolidated Balance Sheets were $3.9 million and $3.3 million, which related primarily to noninventory working capital items. During the three months ended March 31, 2012 and 2011, we recorded $11.3 million and $8.4 million, respectively, of LTP sales to Boise Cascade in "Sales, Related parties" in the Consolidated Statements of Income and approximately the same amount of expenses in "Materials, labor, and other operating expenses." The sales were at prices designed to approximate market prices.

Related-Party Costs and Expenses

During the three months ended March 31, 2012 and 2011, fiber purchases from related parties were $4.9 million, and $4.4 million, respectively. Most of these purchases related to log and chip purchases by LTP from Boise Cascade's wood products business. Costs associated with these purchases were recorded as "Fiber costs from related parties" in the Consolidated Statements of Income.

16. New and Recently Adopted Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, we have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU indefinitely defers ASU 2011-05's provision to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement will be further deliberated by the FASB at a future date. We adopted the provisions of this guidance January 1, 2012. The adoption of this guidance resulted in adding the Consolidated Statements of Comprehensive Income to our Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. We adopted the provisions of this guidance January 1, 2012, and it had no effect on our financial position and results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

17. Commitments, Guarantees, and Legal Proceedings

Commitments

We have financial commitments for long-term debt and lease payments, and we are a party to a number of long-term log and fiber supply agreements that are discussed in Note 7, Debt, Note 14, Leases, and Note 19, Commitments, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities. At March 31, 2012, there have been no material changes to commitments outside the normal course of business.

Guarantees and Indemnifications

We provide guarantees and assurances to others in the normal course of our business. We also enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At March 31, 2012, we are not aware of any material liabilities arising from these indemnifications, and we are unable to estimate the maximum potential liability.

Legal Proceedings

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

18. Consolidating Guarantor and Nonguarantor Financial Information

Our 9% and 8% senior notes (Senior Notes) were issued by Boise Paper Holdings and co-issuers (Boise Co-Issuer Company and Boise Finance Company). The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each of its existing and, to the extent they become guarantors under the Credit Facilities, future subsidiaries (other than: (i) Boise Paper Holdings and the co-issuers; (ii) Louisiana Timber Procurement Company, L.L.C.; and (iii) our foreign subsidiaries, including those recently acquired as part of the Hexacomb Acquisition).

The following consolidating financial statements present the results of operations, comprehensive income, financial position, and cash flows of (i) BZ Intermediate Holdings LLC (parent); (ii) co-issuers; (iii) guarantor subsidiaries; (iv) nonguarantor subsidiaries; and (v) eliminations to arrive at the information on a consolidated basis. Other than these consolidated financial statements and footnotes for Boise Inc. and BZ Intermediate, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors. Furthermore, the cancellation provisions of the guarantor subsidiaries are customary, and they do not include an arrangement that permits a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for the purposes of the covenants included in the indentures, the release of the indebtedness under the indentures, or if the issuers exercise their legal defeasance option or discharge their obligations in accordance with the indentures.

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Three Months Ended March 31, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,671	$618,415	$11,442	$—	$633,528
Intercompany	—	—	227	25,741	(25,968)	—
Related parties	—	—	—	11,318	—	11,318
	—	3,671	618,642	48,501	(25,968)	644,846

Costs and expenses
Materials, labor, and other operating expenses	—	3,513	479,084	45,670	(25,968)	502,299
Fiber costs from related parties	—	—	4,946	—	—	4,946
Depreciation, amortization, and depletion	—	663	36,183	710	—	37,556
Selling and distribution expenses	—	—	30,220	422	—	30,642
General and administrative expenses	—	7,286	11,354	1,368	—	20,008
Other (income) expense, net	—	54	(160)	(194)	—	(300)
	—	11,516	561,627	47,976	(25,968)	595,151

Income (loss) from operations	—	(7,845)	57,015	525	—	49,695

Foreign exchange gain (loss)	—	189	43	(75)	—	157
Interest expense	—	(15,358)	—	(7)	—	(15,365)
Interest expense—intercompany	—	(47)	—	(14)	61	—
Interest income	—	34	10	—	—	44
Interest income—intercompany	—	14	47	—	(61)	—
	—	(15,168)	100	(96)	—	(15,164)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,013)	57,115	429	—	34,531
Income tax provision	—	(13,141)	(32)	(20)	—	(13,193)

Income (loss) before equity in net income (loss) of affiliates	—	(36,154)	57,083	409	—	21,338
Equity in net income of affiliates	21,338	57,492	—	—	(78,830)	—
Net income	$21,338	$21,338	$57,083	$409	$(78,830)	$21,338

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Three Months Ended March 31, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,581	$555,457	$1,282	$—	$560,320
Intercompany	—	—	—	22,339	(22,339)	—
Related parties	—	—	—	8,443	—	8,443
	—	3,581	555,457	32,064	(22,339)	568,763

Costs and expenses
Materials, labor, and other operating expenses	—	3,408	435,936	32,065	(22,339)	449,070
Fiber costs from related parties	—	—	4,440	—	—	4,440
Depreciation, amortization, and depletion	—	803	33,171	—	—	33,974
Selling and distribution expenses	—	—	19,270	103	—	19,373
General and administrative expenses	—	5,494	7,203	—	—	12,697
Other (income) expense, net	—	885	302	(110)	—	1,077
	—	10,590	500,322	32,058	(22,339)	520,631

Income (loss) from operations	—	(7,009)	55,135	6	—	48,132

Foreign exchange gain (loss)	—	140	(8)	—	—	132
Interest expense	—	(16,310)	(57)	—	—	(16,367)
Interest expense—intercompany	—	(44)	—	(3)	47	—
Interest income	—	76	2	—	—	78
Interest income—intercompany	—	3	44	—	(47)	—
	—	(16,135)	(19)	(3)	—	(16,157)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,144)	55,116	3	—	31,975
Income tax provision	—	(13,233)	(48)	—	—	(13,281)

Income (loss) before equity in net income (loss) of affiliates	—	(36,377)	55,068	3	—	18,694
Equity in net income of affiliates	18,694	55,071	—	—	(73,765)	—
Net income	$18,694	$18,694	$55,068	$3	$(73,765)	$18,694

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$21,338	$21,338	$57,083	$409	$(78,830)	$21,338
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	855	—	855
Cash flow hedges:
Change in fair value	—	(2,215)	—	—	—	(2,215)
Loss included in net income	—	817	—	—	—	817
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	1,620	—	—	—	1,620
	—	222	—	855	—	1,077

Comprehensive income	$21,338	$21,560	$57,083	$1,264	$(78,830)	$22,415

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$18,694	$18,694	$55,068	$3	$(73,765)	$18,694
Other comprehensive income (loss), net of tax
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	855	—	—	—	855
Other	—	(21)	—	—	—	(21)
	—	834	—	—	—	834

Comprehensive income	$18,694	$19,528	$55,068	$3	$(73,765)	$19,528

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at March 31, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$45,606	$2,933	$6,110	$—	$54,649
Receivables
Trade, less allowances	—	1,240	233,810	8,003	—	243,053
Intercompany	—	154	119	2,276	(2,549)	—
Other	—	2,086	3,137	419	—	5,642
Inventories	—	3	316,611	3,023	—	319,637
Deferred income taxes	—	5,024	—	—	—	5,024
Prepaid and other	—	11,534	1,176	(254)	—	12,456
	—	65,647	557,786	19,577	(2,549)	640,461

Property
Property and equipment, net	—	6,532	1,210,188	11,924	—	1,228,644
Fiber farms	—	—	21,291	—	—	21,291
	—	6,532	1,231,479	11,924	—	1,249,935

Deferred financing costs	—	30,054	—	—	—	30,054
Goodwill	—	—	156,305	5,764	—	162,069
Intangible assets, net	—	—	141,071	15,352	—	156,423
Investments in affiliates	779,095	1,822,524	—	—	(2,601,619)	—
Intercompany notes receivable	—	3,400	—	—	(3,400)	—
Other assets	—	6,113	2,471	49	—	8,633
Total assets	$779,095	$1,934,270	$2,089,112	$52,666	$(2,607,568)	$2,247,575

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at March 31, 2012 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$12,500	$—	$—	$—	$12,500
Income taxes payable	—	176	883	126	—	1,185
Accounts payable
Trade	—	8,905	180,671	7,478	—	197,054
Intercompany	—	357	1,913	283	(2,553)	—
Accrued liabilities
Compensation and benefits	—	17,818	32,071	870	—	50,759
Interest payable	—	23,278	—	—	—	23,278
Other	—	10,833	16,739	304	4	27,880
	—	73,867	232,277	9,061	(2,549)	312,656

Debt
Long-term debt, less current portion	—	785,000	—	—	—	785,000
Intercompany notes payable	—	—	—	3,400	(3,400)	—
	—	785,000	—	3,400	(3,400)	785,000

Other
Deferred income taxes	—	93,321	53,365	4,656	—	151,342
Compensation and benefits	—	164,596	89	—	—	164,685
Other long-term liabilities	—	38,391	16,319	87	—	54,797
	—	296,308	69,773	4,743	—	370,824

Commitments and contingent liabilities

Capital
Business unit equity	779,095	900,483	1,787,062	34,959	(2,601,619)	899,980
Accumulated other comprehensive income (loss)	—	(121,388)	—	503	—	(120,885)
	779,095	779,095	1,787,062	35,462	(2,601,619)	779,095

Total liabilities and capital	$779,095	$1,934,270	$2,089,112	$52,666	$(2,607,568)	$2,247,575

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$82,532	$9,737	$4,727	$—	$96,996
Receivables
Trade, less allowances	—	1,183	220,621	7,034	—	228,838
Intercompany	—	40	21	2,099	(2,160)	—
Other	—	2,477	5,064	81	—	7,622
Inventories	—	3	304,490	2,812	—	307,305
Deferred income taxes	—	20,379	—	—	—	20,379
Prepaid and other	—	4,467	2,588	(111)	—	6,944
	—	111,081	542,521	16,642	(2,160)	668,084

Property
Property and equipment, net	—	5,652	1,217,520	12,097	—	1,235,269
Fiber farms	—	—	21,193	—	—	21,193
	—	5,652	1,238,713	12,097	—	1,256,462

Deferred financing costs	—	30,956	—	—	—	30,956
Goodwill	—	—	156,305	5,386	—	161,691
Intangible assets, net	—	—	143,986	15,134	—	159,120
Investments in affiliates	803,344	1,817,537	—	—	(2,620,881)	—
Intercompany notes receivable	—	3,400	—	—	(3,400)	—
Other assets	—	5,805	3,948	4	—	9,757
Total assets	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000	$—	$—	$—	$10,000
Income taxes payable	—	(396)	885	101	—	590
Accounts payable
Trade	—	19,962	175,690	6,342	—	201,994
Intercompany	—	—	2,119	1	(2,120)	—
Accrued liabilities
Compensation and benefits	—	24,581	39,457	869	—	64,907
Interest payable	—	10,528	—	—	—	10,528
Other	—	8,626	13,769	185	(40)	22,540
	—	73,301	231,920	7,498	(2,160)	310,559

Debt
Long-term debt, less current portion	—	790,000	—	—	—	790,000
Intercompany notes payable	—	—	—	3,400	(3,400)	—
	—	790,000	—	3,400	(3,400)	790,000

Other
Deferred income taxes	—	94,822	53,365	4,525	—	152,712
Compensation and benefits	—	172,305	89	—	—	172,394
Other long-term liabilities	—	40,659	16,261	141	—	57,061
	—	307,786	69,715	4,666	—	382,167

Commitments and contingent liabilities

Capital
Business unit equity	803,344	924,954	1,783,838	34,051	(2,620,881)	925,306
Accumulated other comprehensive income (loss)	—	(121,610)	—	(352)	—	(121,962)
	803,344	803,344	1,783,838	33,699	(2,620,881)	803,344

Total liabilities and capital	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income	$21,338	$21,338	$57,083	$409	$(78,830)	$21,338
Items in net income not using (providing) cash
Equity in net income of affiliates	(21,338)	(57,492)	—	—	78,830	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	1,809	36,183	710	—	38,702
Share-based compensation expense	—	1,233	—	—	—	1,233
Pension expense	—	2,771	—	—	—	2,771
Deferred income taxes	—	8,838	—	—	—	8,838
Other	—	(185)	(319)	75	—	(429)
Decrease (increase) in working capital
Receivables	—	220	(11,274)	(1,648)	389	(12,313)
Inventories	—	—	(12,198)	(269)	—	(12,467)
Prepaid expenses	—	(1,632)	1,412	199	—	(21)
Accounts payable and accrued liabilities	—	(6,307)	(2,500)	1,611	(389)	(7,585)
Current and deferred income taxes	—	(913)	(2)	231	—	(684)
Pension payments	—	(9,094)	—	—	—	(9,094)
Other	—	1,218	19	(47)	—	1,190
Cash provided by (used for) operations	—	(38,196)	68,404	1,271	—	31,479
Cash provided by (used for) investment
Expenditures for property and equipment	—	(1,559)	(21,472)	(102)	—	(23,133)
Other	—	190	123	277	—	590
Cash provided by (used for) investment	—	(1,369)	(21,349)	175	—	(22,543)
Cash provided by (used for) financing
Payments of long-term debt	—	(2,500)	—	—	—	(2,500)
Payments (to) from Boise Inc., net	(48,033)	—	—	—	—	(48,033)
Due to (from) affiliates	48,033	5,327	(53,859)	499	—	—
Other	—	(188)	—	(562)	—	(750)
Cash provided by (used for) financing	—	2,639	(53,859)	(63)	—	(51,283)
Increase (decrease) in cash and cash equivalents	—	(36,926)	(6,804)	1,383	—	(42,347)
Balance at beginning of the period	—	82,532	9,737	4,727	—	96,996
Balance at end of the period	$—	$45,606	$2,933	$6,110	$—	$54,649

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income	$18,694	$18,694	$55,068	$3	$(73,765)	$18,694
Items in net income not using (providing) cash
Equity in net income of affiliates	(18,694)	(55,071)	—	—	73,765	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	2,368	33,171	—	—	35,539
Share-based compensation expense	—	648	—	—	—	648
Pension expense	—	3,051	—	—	—	3,051
Deferred income taxes	—	11,420	—	—	—	11,420
Other	—	(123)	1,288	—	—	1,165
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(3,714)	(3,768)	(776)	(103)	(8,361)
Inventories	—	1	2,378	—	—	2,379
Prepaid expenses	—	(1,900)	1,330	(8)	—	(578)
Accounts payable and accrued liabilities	—	506	(6,745)	655	103	(5,481)
Current and deferred income taxes	—	1,634	—	—	—	1,634
Pension payments	—	(3,251)	—	—	—	(3,251)
Other	—	975	3,801	—	—	4,776
Cash provided by (used for) operations	—	(24,762)	86,523	(126)	—	61,635
Cash provided by (used for) investment
Acquisitions of businesses and facilities, net of cash acquired	—	—	(201,120)	—	—	(201,120)
Expenditures for property and equipment	—	(835)	(23,815)	—	—	(24,650)
Purchases of short-term investments	—	(3,514)	—	—	—	(3,514)
Maturities of short-term investments	—	14,114	—	—	—	14,114
Other	—	139	171	—	—	310
Cash provided by (used for) investment	—	9,904	(224,764)	—	—	(214,860)
Cash provided by (used for) financing
Issuances of long-term debt	—	75,000	—	—	—	75,000
Payments of long-term debt	—	(26,250)	—	—	—	(26,250)
Payments (to) from Boise Inc., net	(62)	—	—	—	—	(62)
Due to (from) affiliates	62	(142,371)	142,304	5	—	—
Other	—	(2,160)	—	—	—	(2,160)
Cash provided by (used for) financing	—	(95,781)	142,304	5	—	46,528
Increase (decrease) in cash and cash equivalents	—	(110,639)	4,063	(121)	—	(106,697)
Balance at beginning of the period	—	166,410	6	417	—	166,833
Balance at end of the period	$—	$55,771	$4,069	$296	$—	$60,136

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2011 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). Except where otherwise indicated, this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided with respect to Boise Inc., which has materially the same financial condition and results of operations as BZ Intermediate Holdings LLC (BZ Intermediate) except for income taxes and common stock activity. We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. Our operations began in 2008. In these unaudited quarterly consolidated financial statements, unless the context indicates otherwise, the terms "the Company," "we," "us," "our," or "Boise" refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate. We are headquartered in Boise, Idaho, and have approximately 5,400 employees. We operate largely in the United States but have recently expanded our operations into Europe, Mexico, and Canada.

We operate and report our results in three reportable segments: Packaging, Paper, and Corporate and Other (support services). See Note 5, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q for more information related to our segments.

Executive Summary

During first quarter 2012, we reported $644.8 million in sales, a record, and $21.3 million of net income, up 13% and 14%, respectively, from $568.8 million in sales and $18.7 million of net income in first quarter 2011. We reported $87.4 million of EBITDA in first quarter 2012, compared with $84.4 million EBITDA excluding special items, in first quarter 2011. The increases were driven by strong performance in our Packaging segment due to the acquisitions of Tharco Packaging (Tharco) and Hexacomb on March 1 and December 1, 2011, respectively, lower outage costs at our mill in DeRidder, Louisiana, and lower energy costs. In our packaging business, we increased our vertical integration in first quarter through the continued integration of Tharco and Hexacomb, expanding our converting capacity and reducing our exposure to linerboard export markets. In our paper business, we grew sales volumes of packaging demand-driven and premium office papers 11% over first quarter 2011, which contributed to the solid 5% growth in our uncoated freesheet sales volumes. During first quarter 2012, we returned $47.5 million of capital back to our shareholders through a $0.48 per common share special dividend paid on March 21, 2012. Our financial position remains strong. We ended the quarter with $54.6 million of cash and cash equivalents, $797.5 million in total debt, and $493.8 million unused borrowing capacity under our revolving credit facility.

The following table sets forth our financial results for the three months ended March 31, 2012 and 2011 (dollars in millions, except per-share data):

	Three Months Ended March 31
	2012	2011
Sales	$644.8	$568.8
Net income	21.3	18.7
Net income per diluted share	0.21	0.21
Net income excluding special items	21.3	20.0
Net income per diluted share excluding special items	0.21	0.22
EBITDA	87.4	82.2
EBITDA excluding special items	87.4	84.4

For reconciliations and information on our use of measures that are not measures under U.S. generally accepted accounting principles (GAAP), including net income excluding special items, net income excluding special items per diluted share, EBITDA, and EBITDA excluding special items, see "Non-GAAP Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Demand for Our Products

U.S. industry containerboard demand stayed relatively flat during first quarter 2012 with absolute industry box shipments in the U.S. only increasing by 0.5% through March 2012, and box shipments on an average-week basis only increasing by 0.6%, compared with the prior year according to the American Forest & Paper Association (AF&PA). Year-to-date industry operating rates through March 2012, measured as total production in the U.S. as a percentage of total capacity, were at 95%, according to the AF&PA. Total U.S. containerboard inventories were stable at 2.4 million short tons in March 2012 and December 2011, an increase from 2.3 million short tons in March 2011.

Packaging demand in our agriculture, food, and beverage markets has historically been correlated to weather and crop harvests in the Pacific Northwest. Compared with first quarter 2011, demand in these markets improved. Demand in our containerboard export markets and industrial corrugated markets are more closely aligned with general economic activity. Demand in our containerboard export markets softened in first quarter 2012 compared to the prior year quarter, while industrial corrugated markets remained stable as domestic economic conditions gradually improved.

U.S. industry demand for uncoated freesheet paper declined during first quarter 2012, compared with first quarter 2011. According to AF&PA, U.S. industry shipments were down 2.4% in first quarter 2012, compared with the prior year. Year-to-date industry operating rates through March 2012, measured as total uncoated freesheet paper shipments in the U.S. as a percentage of total capacity, were at 95%. Demand for commodity communication papers has declined due to soft macroeconomic conditions and high unemployment and continues to be negatively affected by the secular shift to electronic media for communications. The long-term demand for printing and converting products has also been negatively affected by weak macroeconomic conditions and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reductions in uncoated freesheet paper industry capacity in recent years, and that trend continued during first quarter 2012. U.S. uncoated freesheet paper inventories decreased to approximately 927,000 short tons in March 2012, compared with 941,000 short tons in December 2011. Our total uncoated freesheet volumes grew in first quarter 2012, despite overall demand decline, driven by continued growth in premium and specialty sales volumes.

Net Selling Prices and Input Costs

During first quarter 2012, our linerboard net selling prices and sales volumes to third parties decreased 6% and 14%, respectively, compared with first quarter 2011, due to less robust demand in export markets, compared with the prior-year quarter, and increased internal consumption of containerboard as a result of our acquisitions of Tharco and Hexacomb.

Net selling prices for uncoated freesheet declined slightly during first quarter 2012, compared with first quarter 2011. Our average uncoated freesheet net sales prices were $976 per ton in first quarter 2012, a decrease of 1%, compared with the same period a year ago. In March, we announced a $60-per-ton increase across most of our printing and converting products effective in early April. It is uncertain whether the price increase will be fully realized. Compared with first quarter 2011, prices for commodity chemicals and wood fiber in the Pacific Northwest increased. Diesel prices, which affect freight costs on both inbound raw materials and outbound finished goods, also increased, while prices for natural gas declined, compared with first quarter 2011. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.

Operational Outlook

During 2012, we are focused on integrating the Tharco and Hexacomb operations, and we will pursue growth opportunities in our Packaging segment that combine industrial and competitive logic with a reasonable price. We also continue our focus on growth in our premium office and label and release papers helping to offset declining demand in commodity paper markets. In first quarter 2012, input costs, including chemical and diesel costs across both of our businesses and fiber costs in our Paper segment, remained elevated. We continue to manage these costs aggressively. As we look forward to the second quarter, we expect to begin benefiting from the recently implemented price increase in printing and converting grades in the Paper segment, and expect increased maintenance costs as a result of scheduled annual maintenance outages at three of our mills.

Segment Highlights

Set forth below are our average net selling prices and volumes for our principal products, as well as some key financial information by segment as of and for the three months ended March 31, 2012 and 2011 (volumes in thousands of short tons and dollars per short ton, except corrugated containers and sheets, dollars, in millions):

	Three Months Ended March 31
	2012	2011
Packaging
Sales Prices (a)
Linerboard, Total	$449	$451
Linerboard, External sales	398	424
Newsprint	540	542
Corrugated containers and sheets ($/msf)	65	63
Sales volumes (thousands of short tons, except corrugated)
Linerboard, Total	152.6	137.9
Linerboard, External sales	53.0	61.9
Newsprint	54.8	54.6
Corrugated containers and sheets (mmsf) (b)	2,433	1,912
Input and outage costs
Input costs
Fiber, including purchased rollstock	$54.5	$30.3
Energy	15.0	16.8
Chemicals	10.2	9.3
Total input costs	79.6	56.4
Outage costs	1.8	6.5
EBITDA excluding special items (c)	37.9	26.8
Assets	932.0	752.1
Paper
Sales Prices (a)
Uncoated freesheet	$976	$989
Corrugating medium	482	469
Market pulp	477	603
Sales volumes
Uncoated freesheet	325.1	310.9
Corrugating medium	32.5	32.8
Market pulp	8.5	21.9
Input and outage costs
Input costs
Fiber, including purchased rollstock	$91.5	$86.0
Energy	35.0	36.0
Chemicals	53.3	44.9
Total input costs	179.9	166.9
Outage costs	—	—
EBITDA excluding special items (c)	55.2	63.0
Assets	1,207.6	1,196.7
_____________

(a)
Average net selling prices for our principal products represent sales less freight costs, discounts, and allowances. As reported in Note 5, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q, segment revenues include fees for shipping and handling charged to customers for sales transactions.

(b)	Includes corrugated container and sheet volumes for Tharco and Hexacomb since their acquisitions on March 1 and December 1, 2011, respectively.

(c)	For reconciliations of non-GAAP measures see "Non-GAAP Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	Competing technologies, including electronic substitution, that affect the demand for our products.

•	General economic conditions, including but not limited to durable and nondurable goods production and white-collar employment.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, including wood fiber, energy, and chemicals.

•	Integration of our acquisitions.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Major equipment failure or significant operational setbacks.

•	Our customer concentration and the ability of our customers to pay.

•	Labor and personnel relations.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in "Part I, Item 1A. Risk Factors" of our 2011 Annual Report on Form 10-K.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2012 and 2011 (dollars in millions, except percent-of-sales data):

	Three Months Ended March 31
	2012 (a)	2011 (a)
Sales
Trade	$633.5	$560.3
Related parties	11.3	8.4
	644.8	568.8

Costs and expenses
Materials, labor, and other operating expenses	502.3	449.1
Fiber costs from related parties	4.9	4.4
Depreciation, amortization, and depletion	37.6	34.0
Selling and distribution expenses	30.6	19.4
General and administrative expenses	20.0	12.7
Other (income) expense, net	(0.3)	1.1
	595.2	520.6

Income from operations	$49.7	$48.1

Sales
Trade	98.2%	98.5%
Related parties	1.8	1.5
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	77.9%	79.0%
Fiber costs from related parties	0.8	0.8
Depreciation, amortization, and depletion	5.8	6.0
Selling and distribution expenses	4.8	3.4
General and administrative expenses	3.1	2.2
Other (income) expense, net	—	0.2
	92.3%	91.5%

Income from operations	7.7%	8.5%
 ____________

(a)
Includes financial results for Tharco and Hexacomb since their acquisitions on March 1 and December 1, 2011, respectively. For more information, see Note 2, Acquisitions, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item I. Financial Statements" of this Form 10-Q.

Operating Results

Sales

For the three months ended March 31, 2012, total sales increased $76.0 million, or 13%, to a record $644.8 million, compared with $568.8 million in first quarter 2011. The increase was a result of increased sales from our acquisitions of Tharco in March 2011 and Hexacomb in December 2011, which increased sales in our Packaging segment, as well as higher sales volumes of uncoated freesheet in our Paper segment.

Packaging. Sales increased $68.9 million, or 34%, to $272.3 million from $203.4 million for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. Our acquisitions of Tharco and Hexacomb resulted in an increase of $71.6 million in sales due to higher sales volumes and prices for corrugated products. This increase was offset partially by a 6% and 14% decrease in net selling prices and sales volumes, respectively, of linerboard to third parties, driven by softer export markets and increased internal vertical integration of containerboard.

Paper. Sales increased $7.2 million, or 2%, to $382.4 million from $375.2 million for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. The increase was due to a 5% increase in sales volumes of uncoated freesheet and higher sales prices for medium, offset partially by lower net selling prices for uncoated freesheet and lower sales volumes and net selling prices for market pulp. Net sales prices of premium and specialty papers were flat, compared with the prior-year quarter, while commodity uncoated freesheet net sales prices decreased 3%. Sales volumes of premium office, label and release, and flexible packaging papers grew 11%, compared with the prior-year quarter, and represented 33% of our total uncoated freesheet sales volumes for first quarter 2012.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $53.7 million to $507.2 million for the three months ended March 31, 2012, compared with $453.5 million for the three months ended March 31, 2011. The increase related primarily to purchased rollstock fiber costs associated with Tharco and Hexacomb, higher chemical input costs in our Paper segment, and higher labor costs, primarily as a result of the acquisitions of Tharco and Hexacomb.

The table below breaks out our most significant input costs, fiber (including purchased rollstock consumed in our corrugated operations), energy, and chemical costs for the three months ended March 31, 2012 and 2011 (dollars in millions).

	Three Months Ended March 31
	2012	2011
Fiber	$146.0	$116.3
Energy	50.0	52.8
Chemicals	63.5	54.3
	$259.5	$223.3

Fiber. Costs for fiber, including purchased rollstock consumed in our corrugated operations, increased $24.2 million in our Packaging segment and $5.5 million in our Paper segment, compared with the three months ended March 31, 2011. Purchased rollstock costs in our Packaging segment increased due to the acquisition of Tharco and Hexacomb, which purchase containerboard rollstock from third parties. Fiber costs in our Paper segment increased primarily as a result of higher wood costs in the Pacific Northwest. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased in first quarter 2012, compared with the prior-year quarter. Higher diesel costs increase the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

In Minnesota, our overall fiber costs increased in first quarter 2012 due to increased consumption of wood fiber and purchased pulp as a result of increased paper production. Wood fiber prices in the region remained relatively stable. In the Pacific Northwest, our fiber costs increased in first quarter 2012 as a result of higher prices for wood fiber, offset partially by lower prices for purchased pulp at our mill in St. Helens, Oregon.

Compared with 2011, fiber costs during first quarter 2012 at our DeRidder, Louisiana, mill increased due to higher consumption of wood fiber as a result of increased linerboard production. This was offset partially by lower prices for wood and secondary fiber. In Alabama, fiber costs decreased in 2012, driven by reduced consumption of purchased pulp and recycled fiber due to improved pulp production at our Jackson mill.

Energy. Energy costs decreased $1.8 million in our Packaging segment and $0.9 million in our Paper segment, compared with the three months ended March 31, 2011. In our Packaging segment, the decrease was due to lower consumption and prices for electricity and natural gas. In our Paper segment, this decrease was due to lower natural gas prices, offset in part by higher electricity prices.

Chemicals. Chemical costs increased $0.8 million in our Packaging segment and $8.4 million in our Paper segment, compared with the three months ended March 31, 2011. The increased costs were primarily a result of increased prices for commodity chemicals, including caustic soda and starch.

Labor. Labor costs related to the production of our products recorded in "Materials, labor, and other operating expenses" were $88.6 million during first quarter 2012, an increase of $13.1 million, or 17%, compared with the three months ended March 31, 2011. First quarter 2012 included labor costs from our March 2011 acquisition of Tharco and our December 2011 acquisition of Hexacomb.

Selling and distribution expenses. Selling and distribution costs increased $11.3 million, compared with the three months ended March 31, 2011. The increase in selling and distribution expenses related primarily to the acquisitions of Tharco and, to a lesser extent, Hexacomb. Tharco serves a larger proportion of small customers with a more diverse range of products, compared with our historical packaging business, resulting in higher selling and distribution costs. Excluding the selling and distribution expenses related to Tharco and Hexacomb, our selling and distribution expenses remained consistent at 3% of sales in first quarter 2012.

Depreciation, amortization, and depletion and general and administrative expenses increased during the three months ended March 31, 2012 compared with the three months ended March 31, 2011, due primarily to incremental expenses from Tharco and Hexacomb operations.
Other (income) expense. "Other (income) expense, net" includes miscellaneous income and expense items. During first quarter 2012, we recorded $0.3 million of other income. During the three months ended March 31, 2011, we recorded $1.1 million of other expense. In 2011, other expense included approximately $0.6 million of costs related to the acquisition of Tharco.

Income From Operations

For the three months ended March 31, 2012, income from operations increased to $49.7 million, compared with $48.1 million for the three months ended March 31, 2011. The increase related to strong earnings growth in our Packaging segment, offset partially by decreased operating income in our Paper segment. Income from operations also includes net costs from our Corporate and Other segment.

Packaging. Segment income from operations increased $8.8 million to $22.4 million during the three months ended March 31, 2012, compared with $13.6 million for the three months ended March 31, 2011. This increase was driven by the acquisitions of Tharco and Hexacomb, a $4.7 million decrease in outage costs at our DeRidder, Louisiana, and lower energy costs due to lower consumption of and prices for electricity and natural gas. This year, we shifted a majority of our annual outage work at our DeRidder, Louisiana, mill to second and third quarter; accordingly, first quarter 2012 outage costs at DeRidder were lower, compared with first quarter 2011. These factors were offset partially by lower net selling prices for linerboard to third parties due to softer export markets. During first quarter 2012, net selling prices for linerboard decreased $26 per short ton, compared with the prior year, as a result of weaker export markets.

Paper. Segment income from operations decreased $7.1 million to $33.9 million during the three months ended March 31, 2012, compared with $41.0 million for the three months ended March 31, 2011. This decrease was driven by lower sales prices of uncoated freesheet, and both lower sales volumes and net selling prices for market pulp, as well as higher fiber and chemical input costs. Partially offsetting these factors were increased sales volumes of uncoated freesheet, driven by an 11% increase in sales volumes of premium office, label and release, and flexible packaging papers.

Other

Income taxes. For the three months ended March 31, 2012 and 2011, we recorded income tax expense of $13.2 million and $13.3 million, respectively, and had effective tax rates of 38.2% and 41.5%, respectively. During the three months ended March 31, 2012, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state taxes. During the three months ended March 31, 2011, the primary reasons for the difference from the federal statutory income tax rate of 35% were the effect of state income taxes and discrete tax items.

Industry Activities

In February 2012, International Paper Company announced the completion of its acquisition of Temple-Inland Inc., the fourth-largest producer of containerboard and corrugated containers. We have not experienced an impact to our operations as a result of this development.

Liquidity and Capital Resources

During first quarter 2012, we returned $47.5 million to our shareholders through a $0.48 per common share special dividend in March, and we contributed $9.1 million to our pension plans. We ended the quarter with $54.6 million of cash and $493.8 million of liquidity from unused borrowing capacity under our revolving credit facility, net of letters of credit. Our cash equivalents are invested in money market funds that are broadly diversified in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

Our foreign operations are currently not material to our financial position or results of operations.  At March 31, 2012, we had $5.8 million of cash held in operations outside the United States. We indefinitely reinvest our earnings in operations outside the United States; however, if foreign earnings were repatriated at a future date, we would need to accrue and pay taxes.

We believe that our cash, as well as our cash flows from operations and the available borrowing capacity under our revolving credit facility, will be adequate to provide cash as required to support our ongoing operations, property and equipment expenditures, pension contributions, and debt service obligations for at least the next 12 months.

Sources and Uses of Cash

We generate cash primarily from sales of our products and from short- and long-term borrowings, as well as from cash proceeds from the sale of nonstrategic assets. In addition to paying for ongoing operating costs, we use cash to invest in our business, repurchase common stock, pay dividends, repay debt, fund our pension plans, and meet our contractual obligations and commercial commitments. Below is a summary table of our cash flows (dollars, in thousands) followed by a discussion of our sources and uses of cash through operating activities (including a sensitivity analysis related to our sources and uses of cash from/for operating activities), investing activities, and financing activities.

	Three Months Ended March 31
	2012	2011
Cash provided by operations	$31,479	$61,635
Cash used for investment	(22,543)	(214,860)
Cash provided by (used for) financing	(51,283)	46,528

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, energy, chemicals, compensation, and interest. During the three months ended March 31, 2012 and 2011, our operating activities provided $31.5 million and $61.6 million of cash, respectively. Compared with the three months ended March 31, 2011, the decrease in cash provided by operations related primarily to the following:

•
A $32.4 million increase in working capital in first quarter 2012, compared with a $12.0 million increase in working capital, net of acquisition in first quarter 2011. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. In first quarter 2012, the increase in working capital related primarily to increased accounts receivable and inventory balances and decreased accounts payable and accrued liabilities. Accounts receivable increased due to higher monthly March 2012 sales, compared with December 2011. Inventory increased due to the seasonal build of raw materials, particularly fiber inventories, in our business. Accounts payable and accrued liabilities decreased due to a decrease in compensation and benefit accruals and lower trade accounts payable, which were offset partially by higher interest accruals on our long-term debt.

•
Increased cash contributions to our pension plans. We made contributions of $9.1 million to our pension plans during the three months ended March 31, 2012, compared with $3.3 million contributed during the three months ended March 31, 2011. During 2012, we expect to contribute at least the minimum required contributions of approximately $20 million to our plans.

Sensitivity Analysis Related to Our Operating Activities

Our operations can be affected by the following sensitivities (dollars in millions):

Sensitivity Analysis (a)	Estimated Annual Impact on Income Before Taxes
Packaging ($10/short ton change in price)
Linerboard (External sales)	$2
Newsprint	2
Corrugated containers and sheets ($1.00/msf change in price)	9
Paper ($10/short ton change in price)
Uncoated freesheet	12
Interest rate (1% change in interest rate on our variable-rate debt)	2
Energy - (b)
Natural gas ($1.00/mmBtu change in price)	12
Diesel ($0.50/gallon change in price)	6
Fiber (1% change in cost)	6
Chemicals (1% change in cost)	2
 ____________

(a)	Based on 2011 operations.

(b)
The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas. Sensitivities shown do not include the impact of our energy hedging activities.

Investment Activities

Cash investing activities used $22.5 million for the three months ended March 31, 2012. During 2012, these expenditures related primarily to $23.1 million of expenditures for property and equipment. For the three months ended March 31, 2011, investing activities used $214.9 million of cash, which consisted of $201.1 million of cash used to acquire Tharco, $24.7 million of expenditures for property and equipment, $3.5 million for the purchase of short-term investments, and $14.1 million of proceeds from the liquidation of our short-term investment portfolio.

We expect capital investments in 2012 to be between $140 million and $145 million, excluding acquisitions. This level of capital investment could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. Our capital spending in 2012 will be for cost savings, performance improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our performance improvement projects also focus on opportunities to improve our energy efficiency. We expect to spend approximately $3 million in 2012 for capital environmental compliance requirements. Our estimated environmental expenditures, and the timing of those expenditures, could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers.

Financing Activities

Cash used for financing activities was $51.3 million for the three months ended March 31, 2012, compared with $46.5 million of cash provided by financing activities for the same period in 2011. Financing activities for the three months ended March 31, 2012, included a $47.5 million payment of a $0.48 per common share special dividend and $2.5 million of debt repayments. Financing activities for the three months ended March 31, 2011, included a $75.0 million draw on our revolving credit facility, offset by $26.3 million of long-term debt repayments.

For additional information related to our borrowings, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" our 2011 Form 10-K and Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading "Contractual Obligations" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of March 31, 2012, there have been no material changes to our contractual obligations from those disclosed in our 2011 Form 10-K.

Non-GAAP Measures

This report contains several financial measures that are not measures under U.S. generally accepted accounting principles (GAAP). These measures include net income excluding special items, net income excluding special items per diluted share, EBITDA, and EBITDA excluding special items. EBITDA represents income before interest (interest expense and interest income), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. EBITDA excluding special items and net income excluding special items represent EBITDA and net income adjusted by eliminating items that we believe are not consistent with our ongoing operations. The Company uses these measures to focus on ongoing operations and believes they are useful to investors because these measures enable meaningful comparisons of past and present operating results.

The following table reconciles net income to net income excluding special items and presents net income excluding special items per diluted share for the three months ended March 31, 2012 and 2011 (dollars and shares in millions, except per-share data):

	Three Months Ended March 31
	2012	2011
Net income	$21.3	$18.7
Inventory purchase accounting expense	—	2.2
Tax provision for special items (a)	—	(0.9)
Net income excluding special items	$21.3	$20.0
Weighted average diluted shares outstanding (b)	101.4	90.4
Net income per diluted share excluding special items	$0.21	$0.22
 ____________

(a)	Taxes are applied to special items in the aggregate at the combined federal and state statutory rate in effect for the period.

(b)
The increase in the weighted average number of common shares is primarily related to 38.4 million additional common shares issued related to warrants exercised in June 2011, partially offset by 21.2 million common shares repurchased during the second half of 2011.

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income to EBITDA and EBITDA to EBITDA excluding special items for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31
	2012	2011
Net income	$21.3	$18.7
Interest expense	15.4	16.4
Interest income	—	(0.1)
Income tax provision	13.2	13.3
Depreciation, amortization, and depletion	37.6	34.0
EBITDA	$87.4	$82.2
Inventory purchase accounting expense	—	2.2
EBITDA excluding special items	$87.4	$84.4

Off-Balance-Sheet Activities

At March 31, 2012, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 17, Commitments, Guarantees, and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10‑Q describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, and the events or circumstances that would require us to perform under the guarantees.

Inflationary and Seasonal Influences

Our major costs of production are fiber, energy, chemicals, and compensation. Pricing for these manufacturing inputs can be subject to both macroeconomic inflationary influences and regional supply and demand. For example, fiber prices are highly dependent on regional wood supply and demand trends. Pricing for natural gas, which constitutes a significant portion of our energy costs, tends to follow macroeconomic supply and demand trends and can fluctuate based on many factors, including weather and natural gas storage levels. Many of our chemicals are specialized, and pricing may not correlate with macroeconomic trends. Pricing for our manufactured end products is dependent on industry supply and demand trends, which in turn can be influenced by macroeconomic manufacturing activity, employment levels, and consumer spending.

We experience some seasonality, based primarily on buying patterns associated with particular products. For example, within the Pacific Northwest, the demand for our corrugated containers is influenced by changes in agricultural demand within that geographic region. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities. Seasonality also affects working capital levels, as described below.

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

Environmental

For information on environmental issues, see the discussion under the heading "Environmental" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of March 31, 2012, there have been no material changes to our environmental information from that disclosed in our 2011 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading "Critical Accounting Estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2011 Form 10-K. As of March 31, 2012, there have been no material changes to our critical accounting estimates from those disclosed in our 2011 Form 10-K.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 16, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found under the caption "Liquidity and Capital Resources" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of March 31, 2012, there have been no material changes in our exposure to market risk from those disclosed in our 2011 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10‑Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. We have a disclosure committee that meets regularly and receives input from our senior management, general counsel, and internal audit staff. This committee is charged with considering and evaluating the materiality of information and reviewing the company's disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our disclosure controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

Our management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by the Quarterly Report on Form 10-Q. Based on that evaluation our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

On March 1 and December 1, 2011, we acquired Tharco Packaging (Tharco) and Hexacomb. In connection with integrating Tharco and Hexacomb, we have and continue to implement changes in controls and procedures. This process resulted in additions and changes to our internal control over financial reporting during the quarter ended March 31, 2012.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the "Executive Summary" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission (SEC). During the three months ended March 31, 2012, there have been no material changes to the risk factors presented in "Part I, Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2011. We do not assume an obligation to update any forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	The following table presents information related to our repurchases of common stock made during the three months ended March 31, 2012.

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2012	—	$—	—
February 1-29, 2012	—	—	—
March 1-31, 2012	463,714	8.24	—
Total	463,714	$8.24	—	$28,578,241
 ____________

(a)	Shares withheld on March 15, 2012, to satisfy employee tax withholding obligations that arose on the vesting of a portion of the restricted stock awarded to employees in 2009, 2010, and 2011.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Dated: May 3, 2012

BOISE INC.
BZ INTERMEDIATE HOLDINGS LLC
INDEX TO EXHIBITS
Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Exhibit Number	Filing Date

11	Presented in Footnote 3, Net Income Per Common Share, to Condensed Notes to Unaudited Quarterly Consolidated Financial Statements				X

31.1	CEO Certification Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002				X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

101	Financial Statements in XBRL Format				X