Form 10-Q
period 2012-06-30
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2012-08-02
CIK 1391390, 1475448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

There were 100,482,144 common shares, $0.0001 per share par value, of Boise Inc. outstanding as of July 31, 2012.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Boise Inc.
Consolidated Statements of Income
(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Sales
Trade	$618,585	$592,784	$1,252,113	$1,153,104
Related parties	19,255	10,351	30,573	18,794
	637,840	603,135	1,282,686	1,171,898

Costs and expenses
Materials, labor, and other operating expenses	507,343	485,001	1,009,642	934,071
Fiber costs from related parties	4,466	4,383	9,412	8,823
Depreciation, amortization, and depletion	37,303	36,090	74,859	70,064
Selling and distribution expenses	30,568	29,483	61,210	48,856
General and administrative expenses	20,035	14,622	40,043	27,319
Other (income) expense, net	381	(813)	81	264
	600,096	568,766	1,195,247	1,089,397

Income from operations	37,744	34,369	87,439	82,501

Foreign exchange gain	102	55	259	187
Interest expense	(15,433)	(16,072)	(30,798)	(32,439)
Interest income	54	74	98	152
	(15,277)	(15,943)	(30,441)	(32,100)

Income before income taxes	22,467	18,426	56,998	50,401
Income tax provision	(8,805)	(6,529)	(21,998)	(19,810)
Net income	$13,662	$11,897	$35,000	$30,591

Weighted average common shares outstanding:
Basic	100,116	106,754	99,584	93,928
Diluted	101,008	111,772	101,182	101,117

Net income per common share:
Basic	$0.14	$0.11	$0.35	$0.33
Diluted	$0.14	$0.11	$0.35	$0.30
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$13,662	$11,897	$35,000	$30,591
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(2,307)	—	(1,452)	—
Cash flow hedges:
Change in fair value, net of tax of $913, $0, ($475), and $0, respectively	1,459	—	(756)	—
Loss included in net income, net of tax of $380, $0, $891, and $0, respectively	604	—	1,421	—
Amortization of actuarial loss and prior service cost for defined benefit pension plans, net of tax of $990, $539, $2,006, and $1,080, respectively	1,580	861	3,200	1,716
Other	—	20	—	(1)
	1,336	881	2,413	1,715

Comprehensive income	$14,998	$12,778	$37,413	$32,306
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	June 30, 2012	December 31, 2011
ASSETS

Current
Cash and cash equivalents	$59,502	$96,996
Receivables
Trade, less allowances of $1,091 and $1,343	240,157	228,838
Other	8,033	7,622
Inventories	327,259	307,305
Deferred income taxes	6,928	20,379
Prepaid and other	14,314	6,944
	656,193	668,084

Property
Property and equipment, net	1,223,631	1,235,269
Fiber farms	22,331	21,193
	1,245,962	1,256,462

Deferred financing costs	28,940	30,956
Goodwill	160,555	161,691
Intangible assets, net	152,634	159,120
Other assets	8,188	9,757
Total assets	$2,252,472	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets (continued)
(unaudited, dollars and shares in thousands, except per-share data)

	June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Current portion of long-term debt	$15,000	$10,000
Income taxes payable	825	590
Accounts payable	197,339	201,994
Accrued liabilities
Compensation and benefits	57,402	64,907
Interest payable	10,540	10,528
Other	25,847	22,540
	306,953	310,559

Debt
Long-term debt, less current portion	780,000	790,000

Other
Deferred income taxes	172,273	161,260
Compensation and benefits	156,107	172,394
Other long-term liabilities	54,515	57,010
	382,895	390,664

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.0001 par value per share: 1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share: 250,000 shares authorized; 100,487 and 100,272 shares issued and outstanding	12	12
Treasury stock, 21,151 shares held	(121,423)	(121,421)
Additional paid-in capital	865,206	866,901
Accumulated other comprehensive income (loss)	(119,549)	(121,962)
Retained earnings	158,378	171,317
Total stockholders' equity	782,624	794,847

Total liabilities and stockholders' equity	$2,252,472	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Six Months Ended June 30
	2012	2011
Cash provided by (used for) operations
Net income	$35,000	$30,591
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	77,190	73,188
Share-based compensation expense	2,729	1,771
Pension expense	5,474	5,875
Deferred income taxes	12,610	17,182
Other	(43)	298
Decrease (increase) in working capital, net of acquisitions
Receivables	(12,050)	(11,060)
Inventories	(20,224)	8,640
Prepaid expenses	(4,869)	(3,326)
Accounts payable and accrued liabilities	(14,061)	(4,505)
Current and deferred income taxes	7,452	690
Pension payments	(18,191)	(25,291)
Other	2,110	2,049
Cash provided by operations	73,127	96,102
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	—	(200,832)
Expenditures for property and equipment	(52,457)	(53,737)
Purchases of short-term investments	—	(3,494)
Maturities of short-term investments	—	14,114
Other	586	1,318
Cash used for investment	(51,871)	(242,631)
Cash provided by (used for) financing
Payments of special dividend	(47,483)	(47,916)
Issuances of long-term debt	—	75,000
Payments of long-term debt	(5,000)	(93,750)
Proceeds from exercise of warrants	—	284,785
Other	(6,267)	(2,160)
Cash provided by (used for) financing	(58,750)	215,959
Increase (decrease) in cash and cash equivalents	(37,494)	69,430
Balance at beginning of the period	96,996	166,833
Balance at end of the period	$59,502	$236,263

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Income
(unaudited, dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Sales
Trade	$618,585	$592,784	$1,252,113	$1,153,104
Related parties	19,255	10,351	30,573	18,794
	637,840	603,135	1,282,686	1,171,898

Costs and expenses
Materials, labor, and other operating expenses	507,343	485,001	1,009,642	934,071
Fiber costs from related parties	4,466	4,383	9,412	8,823
Depreciation, amortization, and depletion	37,303	36,090	74,859	70,064
Selling and distribution expenses	30,568	29,483	61,210	48,856
General and administrative expenses	20,035	14,622	40,043	27,319
Other (income) expense, net	381	(813)	81	264
	600,096	568,766	1,195,247	1,089,397

Income from operations	37,744	34,369	87,439	82,501

Foreign exchange gain	102	55	259	187
Interest expense	(15,433)	(16,072)	(30,798)	(32,439)
Interest income	54	74	98	152
	(15,277)	(15,943)	(30,441)	(32,100)

Income before income taxes	22,467	18,426	56,998	50,401
Income tax provision	(8,805)	(6,529)	(21,998)	(19,810)
Net income	$13,662	$11,897	$35,000	$30,591

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$13,662	$11,897	$35,000	$30,591
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(2,307)	—	(1,452)	—
Cash flow hedges:
Change in fair value, net of tax of $913, $0, ($475), and $0, respectively	1,459	—	(756)	—
Loss included in net income, net of tax of $380, $0, $891, and $0, respectively	604	—	1,421	—
Amortization of actuarial loss and prior service cost for defined benefit pension plans, net of tax of $990, $539, $2,006, and $1,080, respectively	1,580	861	3,200	1,716
Other	—	20	—	(1)
	1,336	881	2,413	1,715

Comprehensive income	$14,998	$12,778	$37,413	$32,306

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	June 30, 2012	December 31, 2011
ASSETS

Current
Cash and cash equivalents	$59,502	$96,996
Receivables
Trade, less allowances of $1,091 and $1,343	240,157	228,838
Other	8,033	7,622
Inventories	327,259	307,305
Deferred income taxes	6,928	20,379
Prepaid and other	14,314	6,944
	656,193	668,084

Property
Property and equipment, net	1,223,631	1,235,269
Fiber farms	22,331	21,193
	1,245,962	1,256,462

Deferred financing costs	28,940	30,956
Goodwill	160,555	161,691
Intangible assets, net	152,634	159,120
Other assets	8,188	9,757
Total assets	$2,252,472	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets (continued)
(unaudited, dollars in thousands)

	June 30, 2012	December 31, 2011
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$15,000	$10,000
Income taxes payable	825	590
Accounts payable	197,339	201,994
Accrued liabilities
Compensation and benefits	57,402	64,907
Interest payable	10,540	10,528
Other	25,847	22,540
	306,953	310,559

Debt
Long-term debt, less current portion	780,000	790,000

Other
Deferred income taxes	163,726	152,712
Compensation and benefits	156,107	172,394
Other long-term liabilities	54,565	57,061
	374,398	382,167

Commitments and contingent liabilities

Capital
Business unit equity	910,670	925,306
Accumulated other comprehensive income (loss)	(119,549)	(121,962)
	791,121	803,344

Total liabilities and capital	$2,252,472	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Six Months Ended June 30
	2012	2011
Cash provided by (used for) operations
Net income	$35,000	$30,591
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	77,190	73,188
Share-based compensation expense	2,729	1,771
Pension expense	5,474	5,875
Deferred income taxes	12,610	17,182
Other	(43)	298
Decrease (increase) in working capital, net of acquisitions
Receivables	(12,050)	(11,060)
Inventories	(20,224)	8,640
Prepaid expenses	(4,869)	(3,326)
Accounts payable and accrued liabilities	(14,061)	(4,505)
Current and deferred income taxes	7,452	690
Pension payments	(18,191)	(25,291)
Other	2,110	2,049
Cash provided by operations	73,127	96,102
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	—	(200,832)
Expenditures for property and equipment	(52,457)	(53,737)
Purchases of short-term investments	—	(3,494)
Maturities of short-term investments	—	14,114
Other	586	1,318
Cash used for investment	(51,871)	(242,631)
Cash provided by (used for) financing
Issuances of long-term debt	—	75,000
Payments of long-term debt	(5,000)	(93,750)
Payments (to) from Boise Inc., net	(52,440)	236,869
Other	(1,310)	(2,160)
Cash provided by (used for) financing	(58,750)	215,959
Increase (decrease) in cash and cash equivalents	(37,494)	69,430
Balance at beginning of the period	96,996	166,833
Balance at end of the period	$59,502	$236,263

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. Our operations began in February 2008. We are headquartered in Boise, Idaho, and we operate largely in the United States but have recently expanded our operations into Europe, Mexico, and Canada. We manufacture and sell corrugated containers and sheets, protective packaging products and papers associated with packaging, such as label and release papers, and newsprint. Additionally, we manufacture linerboard and corrugating medium, which are combined to make corrugated board, the base raw material in our corrugated sheets and containers. We are also the third-largest North American manufacturer of communication papers such as office papers, commercial printing papers, envelope papers, and forms.

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

2. Acquisition of Hexacomb

On December 1, 2011, we acquired Hexacomb Corporation and its affiliated companies and all of the honeycomb packaging-related assets of Pregis Mexico (Hexacomb) for $125 million (Hexacomb Acquisition), subject to post-closing adjustments. In connection with the acquisition, we allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2011 Form 10-K. During the six months ended June 30, 2012, we recorded approximately $1.1 million of purchase price adjustments that decreased goodwill. These adjustments related primarily to changes in deferred tax liabilities that resulted from further analysis of the tax basis of acquired assets and liabilities and other tax adjustments. The purchase price continues to be preliminary.

3. Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Net income per common share is not applicable to BZ Intermediate because it does not have common shares. For the three and six months ended June 30, 2012 and 2011, Boise Inc.'s basic and diluted net income per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$13,662	$11,897	$35,000	$30,591
Weighted average number of common shares for basic net income per common share (a)	100,116	106,754	99,584	93,928
Incremental effect of dilutive common stock equivalents:
Restricted stock and restricted stock units	680	2,500	1,362	2,721
Performance units	211	—	235	—
Common stock warrants (a)	—	2,513	—	4,464
Stock options (b)	1	5	1	4
Weighted average number of common shares for diluted net income per common share	101,008	111,772	101,182	101,117

Net income per common share:
Basic	$0.14	$0.11	$0.35	$0.33
Diluted	$0.14	$0.11	$0.35	$0.30
____________

(a)
During the six months ended June 30, 2011, warrant holders exercised their warrants, resulting in the issuance of 38.4 million common shares. We repurchased 21.2 million common shares in the second half of 2011.

(b)
We excluded 0.8 million and 0.3 million stock options from the computation of diluted net income per share because they were antidilutive for both the three and six months ended June 30, 2012 and 2011, respectively.

4. Income Taxes

For the three and six months ended June 30, 2012, we recorded $8.8 million and $22.0 million of income tax expense and had an effective tax rate of 39.2% and 38.6%, respectively. During the three and six months ended June 30, 2012, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state income taxes.

For the three and six months ended June 30, 2011, we recorded $6.5 million and $19.8 million of income tax expense and had an effective tax rate of 35.4% and 39.3%, respectively. During the three and six months ended June 30, 2011, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state income taxes and discrete tax items.

Uncertain Income Tax Positions

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Income. Interest expense and penalties relating to uncertain tax positions were nominal for all periods presented.

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

We file federal income tax returns in the U.S., state income tax returns in various state jurisdictions, and foreign income tax returns in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. BZ Intermediate is a wholly owned, consolidated entity of Boise Inc., and its tax return is filed under the consolidated tax return of Boise Inc. Open tax years for Boise Inc. are 2011, 2010, 2009, and 2008. Some foreign tax jurisdictions are also open for the 2007 tax year.

As of June 30, 2012, we had not recognized U.S. deferred income taxes on our cumulative total of undistributed earnings for non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings in operations outside the United States.

During the six months ended June 30, 2012, refunds received, net of cash paid for taxes, were $0.7 million. Cash paid for taxes, net of refunds received, was $1.7 million during the six months ended June 30, 2011.

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

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (b)
Three Months Ended June 30, 2012	Trade	Related Parties	Inter- segment	Total
Packaging	$264.9	$19.3	$0.6	$284.8	$24.8	$15.1	$40.0
Paper	345.5	—	17.7	363.3	19.6	21.3	40.9
Corporate and Other	8.2	—	9.0	17.2	(6.6)	0.8	(5.7)
Intersegment eliminations	—	—	(27.4)	(27.4)	—	—	—
	$618.6	$19.3	$—	$637.8	37.8	$37.3	$75.1
Interest expense					(15.4)
Interest income					0.1
					$22.5

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (b)
Three Months Ended June 30, 2011	Trade	Related Parties	Inter- segment	Total
Packaging	$231.9	$10.4	$1.1	$243.3	$27.5	$12.8	$40.3
Paper	353.2	—	17.8	371.1	13.2	22.4	35.5
Corporate and Other	7.7	—	8.9	16.6	(6.2)	0.9	(5.3)
Intersegment eliminations	—	—	(27.9)	(27.9)	—	—	—
	$592.8	$10.4	$—	$603.1	34.4	$36.1	$70.5
Interest expense					(16.1)
Interest income					0.1
					$18.4

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (b)
Six Months Ended June 30, 2012	Trade	Related Parties	Inter- segment	Total
Packaging	$525.1	$30.6	$1.4	$557.1	$47.3	$30.6	$77.9
Paper	711.1	—	34.6	745.7	53.5	42.5	96.0
Corporate and Other	15.9	—	19.5	35.3	(13.1)	1.7	(11.4)
Intersegment eliminations	—	—	(55.4)	(55.4)	—	—	—
	$1,252.1	$30.6	$—	$1,282.7	87.7	$74.9	$162.6
Interest expense					(30.8)
Interest income					0.1
					$57.0

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (b)
Six Months Ended June 30, 2011	Trade	Related Parties	Inter- segment	Total
Packaging	$426.3	$18.8	$1.6	$446.7	$41.1	(a)	$23.8	$64.9	(a)
Paper	711.9	—	34.3	746.2	54.1		44.4	98.5
Corporate and Other	14.9	—	17.9	32.7	(12.6)		1.8	(10.7)
Intersegment eliminations	—	—	(53.8)	(53.8)	—		—	—
	$1,153.1	$18.8	$—	$1,171.9	82.7		$70.1	$152.8
Interest expense					(32.4)
Interest income					0.2
					$50.4
____________

(a)
In connection with the Tharco purchase price allocation, inventories were written up to their estimated fair market value. As the related inventories were sold, we recognized $2.2 million of expense in "Materials, labor, and other operating expenses" in our Consolidated Statement of Income for the six months ended June 30, 2011.

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

The following is a reconciliation of net income to EBITDA for Boise Inc. and BZ Intermediate (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$13.7	$11.9	$35.0	$30.6
Interest expense	15.4	16.1	30.8	32.4
Interest income	(0.1)	(0.1)	(0.1)	(0.2)
Income tax provision	8.8	6.5	22.0	19.8
Depreciation, amortization, and depletion	37.3	36.1	74.9	70.1
EBITDA	$75.1	$70.5	$162.6	$152.8

6. Debt

At June 30, 2012, and December 31, 2011, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Interest Rate	Amount	Interest Rate
Tranche A term loan, due 2016	$195,000	2.25%	$200,000	2.30%
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Long-term debt	795,000	6.97	800,000	6.95
Current portion of long-term debt	(15,000)	2.25	(10,000)	2.30
Long-term debt, less current portion	$780,000	7.06%	$790,000	7.01%

As of June 30, 2012, our debt consisted of the following:

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

Interest on our Credit Facilities is determined at our election and is based on an alternate base rate or the London Interbank Offered Rate (LIBOR), which is our current election, plus an applicable spread based on our total leverage ratio. Our total leverage ratio is essentially our total net debt divided by our four trailing quarters of Adjusted Consolidated EBITDA (as defined in the credit agreement). At June 30, 2012, the interest rate on our Credit Facilities is LIBOR plus 200 basis points. Based on our current election of one-month LIBOR, we pay interest on the Credit Facilities monthly and in arrears.

At June 30, 2012, and December 31, 2011, we had no borrowings outstanding under our Revolving Credit Facility. We had availability of $492.6 million under our Revolving Credit Facility at June 30, 2012, which is net of outstanding letters of credit of $7.4 million.

The Credit Facilities and senior note agreements contain certain restrictions relating to dividend payments, capital expenditures, financial ratios, guarantees, and the incurrence of additional indebtedness, which are discussed in Note 7, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K.

Other

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, and certain debt issuances be used to pay down outstanding borrowings. As of June 30, 2012, required debt principal repayments were as follows (dollars in thousands):

	Remaining
	2012	2013	2014	2015	2016	Thereafter
Required debt principal repayments	$5,000	$20,000	$20,000	$30,000	$120,000	$600,000

At June 30, 2012, and December 31, 2011, we had $28.9 million and $31.0 million, respectively, of costs recorded in "Deferred financing costs" on our Consolidated Balance Sheets. We record the amortization of deferred financing costs in interest expense using the effective interest method over the term of the loans. For the three months ended June 30, 2012 and 2011, we recorded $1.1 million and $1.5 million, respectively, and for the six months ended June 30, 2012 and 2011, we recorded $2.2 million and $3.0 million, respectively, of amortization expense in "Interest expense" in our Consolidated Statements of Income.

For the six months ended June 30, 2012 and 2011, cash payments for interest were $28.7 million and $29.4 million, respectively.

With the exception of the Credit Facilities, our debt is fixed-rate debt. At June 30, 2012, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $728.4 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 1 inputs), discussed further in Note 7, Financial Instruments.

7. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk. We do not use derivative instruments for speculative purposes.

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At June 30, 2012, these derivatives included caps and call spreads, which we account for as economic hedges, and swaps, which are accounted for as cash flow hedges. As of June 30, 2012, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	July 2012 Through October 2012	November 2012 Through March 2013	April 2013 Through October 2013	November 2013 Through March 2014	April 2014 Through October 2014	November 2014 Through March 2015	April 2015 Through October 2015
Approximate percent hedged	83%	71%	63%	46%	42%	40%	35%

Economic Hedges

For derivative instruments that are designated and qualify as economic hedges, the gain or loss on the derivatives is recognized in "Materials, labor, and other operating expenses" in the Consolidated Statements of Income. During the three months ended June 30, 2012 and 2011, we recognized $0.1 million of income and $0.1 million of expense, respectively, and during the six months ended June 30, 2012 and 2011, we recognized $0.2 million and $0.7 million of income related to natural gas contracts we account for as economic hedges.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets and is recognized in "Materials, labor, and other operating expenses" in our Consolidated Statements of Income in the period in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the instruments is reclassified out of accumulated other comprehensive income (loss) to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable. At June 30, 2012, and December 31, 2011, we had $3.0 million and $3.7 million of losses, respectively, net of tax, recorded in "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets related to our natural gas contracts. Based on June 30, 2012, pricing, the estimated loss, net of tax, to be recognized in earnings during the next 12 months is $2.2 million.

The effects of our cash flow hedging instruments on our Consolidated Balance Sheets and Consolidated Statements of Income were as follows (dollars in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income				Loss Reclassified From Accumulated Other Comprehensive Income Into Earnings
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011	2012	2011	2012	2011
Natural gas contracts	$(2,372)	$—	$1,231	$—	$984	$—	$2,312	$—

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

Fair Values of Derivative Instruments

At June 30, 2012, and December 31, 2011, the fair value of our financial instruments was determined based on New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. The derivatives were valued by us using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs.

All of our derivative instruments are recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We offset asset and liability balances, by counterparty, where legal right of setoff exists. The following table presents the fair value of these instruments at June 30, 2012, and December 31, 2011 (dollars in thousands):

	Level 2: Significant Other Observable Inputs
	June 30, 2012	December 31, 2011
Natural gas contracts
Cash flow hedges	$4,941	$6,022
Economic hedges	2,156	2,370
Total	$7,097	$8,392

Derivative instruments in an asset position at June 30, 2012, were not material. We did not have any derivative instruments in an asset position at December 31, 2011.

8. Retirement and Benefit Plans

The components of net periodic benefit cost are as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$705	$1,140	$1,440	$2,478
Interest cost	6,157	6,402	12,325	12,811
Expected return on plan assets	(6,803)	(6,125)	(13,579)	(12,223)
Amortization of actuarial loss	2,576	1,395	5,217	2,784
Amortization of prior service costs and other	2	12	5	25
Plan settlement curtailment loss	66	—	66	—
Net periodic benefit cost	$2,703	$2,824	$5,474	$5,875

Our funding practice for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we determine to be appropriate considering the funded status of the plan, tax deductibility, our cash flows from operations, and other factors. During the six months ended June 30, 2012, we contributed $18.2 million to our pension plans. Due to recent legislation, we expect our 2012 minimum required contributions to decrease below the amount we have already contributed. However, we may make additional contributions in 2012 to improve the funded status of our plans.

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

Restricted Stock and Performance Unit Awards. During the first half of 2012, we granted approximately 285,000 shares of restricted stock and approximately 151,000 restricted stock units (collectively restricted stock), the majority of which are subject to an EBITDA (earnings before interest, taxes, and depreciation, amortization, and depletion) performance-based goal and all of which are subject to time-based vesting restrictions. For members of management, one-third of the awards vest in each of the years 2013, 2014, and 2015, respectively, subject to the provisions of the award agreements. For elected non-employee directors, the awards will vest at the end of 2012. The fair values of these awards were based on the closing market price of our common stock on the date of grant, and compensation expense is recorded over the awards' vesting periods. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

During 2012, we also granted members of management approximately 278,000 performance units, subject to adjustment based on the achievement of defined percentages of the two-year average return on net operating assets (RONOA). Because the RONOA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of awards expected to vest. If the RONOA performance criteria are met, 50% of the performance units will vest in 2014 and the remaining will vest in 2015. Any shares not vested on or before March 16, 2015, will be forfeited. We based the fair value of these awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting periods. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

Stock Option Awards. During the first half of 2012, we granted approximately 508,000 nonqualified stock options to members of management, of which one-third of the option awards vest and become exercisable in each of the years 2013, 2014, and 2015, respectively. The stock options have a contractual term of ten years. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

The weighted average fair value of the stock options granted was $3.97 per share. We recognize compensation expense over the awards' vesting period. We calculated the fair value using a Black-Scholes-Merton option-pricing model based on the market price of our common stock at the grant date and the assumptions specific to the underlying options. We based the expected volatility assumption on our historical stock performance and the volatility of related industry stocks. We did not have sufficient historical data to provide a reasonable basis upon which to estimate expected life; therefore, we used the "simplified method" to determine the expected life assumption for the options. We based the risk-free interest rate upon yields of U.S. Treasury issues with terms similar to the expected life of the options.

The following table presents the range of assumptions used to calculate the fair value of stock options for the six months ended June 30, 2012:

Black-Scholes-Merton assumptions:
Exercise price	$7.57	-	$8.24
Expected volatility	50.00%	-	50.10%
Expected life (years)	5.91	-	6.00
Risk-free interest rate	1.08%	-	1.39%
Expected dividend yield	—		—

Compensation Expense. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Income. Total recognized share-based compensation expense related to restricted stock, performance units, and stock options, net of estimated forfeitures, for the three months and six months ended June 30, 2012 and 2011, is as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Restricted stock awards and performance units	$1,233	$1,007	$2,309	$1,615
Stock options	262	116	420	156
Total share-based compensation expense	$1,495	$1,123	$2,729	$1,771

The unrecognized compensation expense for all share-based awards at June 30, 2012, is as follows (dollars in thousands):

	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in Years)
Restricted stock awards and performance units	$6,908	1.7
Stock options	2,276	2.3
Total unrecognized share-based compensation expense	$9,184	1.9

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. All of our goodwill is recorded in our Packaging segment.

Changes in the carrying amount of our goodwill are as follows (dollars in thousands):

Goodwill
Balance at January 1, 2011	$—
Goodwill acquired	162,169
Foreign currency translation adjustments	(478)
Balance at December 31, 2011	161,691
Foreign currency translation adjustments	(54)
Additions (reductions) (a)	(1,082)
Balance at June 30, 2012	$160,555
____________

(a)	For further information regarding the Hexacomb acquisition, including purchase price adjustments, see Note 2, Acquisition of Hexacomb.

Intangible Assets

Intangible assets represent primarily the values assigned to customer relationships, trademarks and trade names, technology, and noncompete agreements. We had $152.6 million and $159.1 million of intangible assets at June 30, 2012, and December 31, 2011, net of $20.6 million and $14.3 million of accumulated amortization, respectively. During the three months ended June 30, 2012 and 2011, we recorded intangible asset amortization of $3.0 million and $1.8 million, respectively. During the six months ended June 30, 2012 and 2011, we recorded intangible asset amortization of $6.3 million and $2.9 million, respectively. Foreign intangible assets are affected by foreign currency translation.

11. Concentrations of Risk

Business

Sales to OfficeMax Incorporated (OfficeMax) represent a concentration in the volume of business transacted and in revenue generated from those transactions. Sales to OfficeMax were $121.9 million and $118.0 million, respectively, during the three months ended June 30, 2012 and 2011, representing 19% and 20% of total sales for those periods. Sales to OfficeMax were $251.9 million and $244.4 million, respectively, during the six months ended June 30, 2012 and 2011, representing 20% and 21% of total sales for those periods. At June 30, 2012, and December 31, 2011, we had $32.9 million and $35.3 million, respectively, of accounts receivable due from OfficeMax. We expect OfficeMax to continue to represent a concentration of our revenues and transacted business. Any significant change in the willingness of OfficeMax to purchase our products or a significant deterioration in the financial condition of OfficeMax that affects their ability to pay could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Labor

As of June 30, 2012, we had approximately 5,400 employees. Approximately 51% of these employees worked pursuant to collective bargaining agreements. Approximately 6% worked pursuant to collective bargaining agreements that will expire within one year.

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

Inventories include the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$156,854	$155,588
Work in process	44,346	41,172
Fiber	49,252	38,469
Other raw materials and supplies	76,807	72,076
	$327,259	$307,305

13. Property and Equipment

Property and equipment consisted of the following asset classes (dollars in thousands):

	June 30, 2012	December 31, 2011
Land	$34,444	$34,735
Buildings and improvements	253,423	248,174
Machinery and equipment	1,424,123	1,375,069
Construction in progress	42,728	44,563
	1,754,718	1,702,541
Less accumulated depreciation	(531,087)	(467,272)
	$1,223,631	$1,235,269

Depreciation expense for the three months ended June 30, 2012 and 2011, was $32.8 million and $32.4 million, respectively. During the six months ended June 30, 2012 and 2011, depreciation expense was $65.4 million and $63.7 million, respectively.

14. Leases

We lease our distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $7.7 million and $6.5 million for the three months ended June 30, 2012 and 2011, respectively, and during the six months ended June 30, 2012 and 2011, rental expense was $14.7 million and $11.1 million, respectively. Sublease rental income was not material in any of the periods presented.

15. Transactions With Related Parties

Related-Party Sales

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade Holdings, L.L.C. (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade in Louisiana. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. At June 30, 2012, and December 31, 2011, the carrying amounts of LTP's assets and liabilities on our Consolidated Balance Sheets were $4.6 million and $3.3 million, respectively, which related primarily to noninventory working capital items. During the three months ended June 30, 2012 and 2011, we recorded $19.3 million and $10.4 million, respectively, and during the six months ended June 30, 2012 and 2011, we recorded $30.6 million and $18.8 million, respectively, of LTP sales to Boise Cascade in "Sales, Related parties" in the Consolidated Statements of Income and approximately the same amount of expenses in "Materials, labor, and other operating expenses." The sales were at prices designed to approximate market prices.

Related-Party Costs and Expenses

During the three months ended June 30, 2012 and 2011, fiber purchases from related parties were $4.5 million and $4.4 million, respectively, and during the six months ended June 30, 2012 and 2011, fiber purchases from related parties were $9.4 million, and $8.8 million, respectively. Most of these purchases related to log and chip purchases by LTP from Boise Cascade's wood products business. Costs associated with these purchases were recorded as "Fiber costs from related parties" in the Consolidated Statements of Income.

16. New and Recently Adopted Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU gives entities testing indefinite-lived intangible assets for impairment the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, a quantitative impairment test is required. This guidance is effective for annual and interim impairment tests beginning January 1, 2013, with early adoption permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, we have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU indefinitely defers the ASU 2011-05 provision to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement will be further deliberated by the FASB at a future date. We adopted the provisions of this guidance January 1, 2012. The adoption of this guidance resulted in adding the Consolidated Statements of Comprehensive Income to our Consolidated Financial Statements.

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

17. Commitments, Guarantees, and Legal Proceedings

Commitments

We have financial commitments for long-term debt and lease payments, and we are a party to a number of long-term log and fiber supply agreements that are discussed in Note 7, Debt, Note 14, Leases, and Note 19, Commitments, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities. At June 30, 2012, there have been no material changes.

Guarantees and Indemnifications

We provide a wide range of guarantees, assurances, and indemnification arrangements in the normal course of our business. These include guarantees of statutory environmental obligations, tort indemnifications, tax indemnifications, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in financing, merger, and acquisition agreements. At June 30, 2012, we are not aware of any material liabilities arising from these indemnifications, and we are unable to estimate the maximum potential liability.

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

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Three Months Ended June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,629	$602,193	$12,763	$—	$618,585
Intercompany	—	—	749	26,293	(27,042)	—
Related parties	—	—	—	19,255	—	19,255
	—	3,629	602,942	58,311	(27,042)	637,840

Costs and expenses
Materials, labor, and other operating expenses	—	3,544	479,689	51,152	(27,042)	507,343
Fiber costs from related parties	—	—	—	4,466	—	4,466
Depreciation, amortization, and depletion	—	659	35,976	668	—	37,303
Selling and distribution expenses	—	—	30,627	(59)	—	30,568
General and administrative expenses	—	6,955	11,423	1,657	—	20,035
Other (income) expense, net	—	98	349	(66)	—	381
	—	11,256	558,064	57,818	(27,042)	600,096

Income (loss) from operations	—	(7,627)	44,878	493	—	37,744

Foreign exchange gain (loss)	—	(186)	33	255	—	102
Interest expense	—	(15,440)	—	7	—	(15,433)
Interest expense—intercompany	—	(48)	—	(14)	62	—
Interest income	—	14	40	—	—	54
Interest income—intercompany	—	14	48	—	(62)	—
	—	(15,646)	121	248	—	(15,277)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,273)	44,999	741	—	22,467
Income tax provision	—	(8,488)	9	(326)	—	(8,805)

Income (loss) before equity in net income (loss) of affiliates	—	(31,761)	45,008	415	—	13,662
Equity in net income of affiliates	13,662	45,423	—	—	(59,085)	—
Net income	$13,662	$13,662	$45,008	$415	$(59,085)	$13,662

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Three Months Ended June 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,688	$587,606	$1,490	$—	$592,784
Intercompany	—	—	—	23,060	(23,060)	—
Related parties	—	—	—	10,351	—	10,351
	—	3,688	587,606	34,901	(23,060)	603,135

Costs and expenses
Materials, labor, and other operating expenses	—	3,492	474,051	30,518	(23,060)	485,001
Fiber costs from related parties	—	—	—	4,383	—	4,383
Depreciation, amortization, and depletion	—	733	35,357	—	—	36,090
Selling and distribution expenses	—	—	29,425	58	—	29,483
General and administrative expenses	—	5,849	8,773	—	—	14,622
Other (income) expense, net	—	528	(1,276)	(65)	—	(813)
	—	10,602	546,330	34,894	(23,060)	568,766

Income (loss) from operations	—	(6,914)	41,276	7	—	34,369

Foreign exchange gain (loss)	—	(59)	114	—	—	55
Interest expense	—	(16,129)	57	—	—	(16,072)
Interest expense—intercompany	—	(49)	—	(4)	53	—
Interest income	—	72	2	—	—	74
Interest income—intercompany	—	4	49	—	(53)	—
	—	(16,161)	222	(4)	—	(15,943)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,075)	41,498	3	—	18,426
Income tax provision	—	(6,521)	(8)	—	—	(6,529)

Income (loss) before equity in net income (loss) of affiliates	—	(29,596)	41,490	3	—	11,897
Equity in net income of affiliates	11,897	41,493	—	—	(53,390)	—
Net income	$11,897	$11,897	$41,490	$3	$(53,390)	$11,897

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Six Months Ended June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$7,300	$1,220,608	$24,205	$—	$1,252,113
Intercompany	—	—	976	52,034	(53,010)	—
Related parties	—	—	—	30,573	—	30,573
	—	7,300	1,221,584	106,812	(53,010)	1,282,686

Costs and expenses
Materials, labor, and other operating expenses	—	7,057	963,719	91,876	(53,010)	1,009,642
Fiber costs from related parties	—	—	—	9,412	—	9,412
Depreciation, amortization, and depletion	—	1,322	72,159	1,378	—	74,859
Selling and distribution expenses	—	—	60,847	363	—	61,210
General and administrative expenses	—	14,241	22,777	3,025	—	40,043
Other (income) expense, net	—	152	189	(260)	—	81
	—	22,772	1,119,691	105,794	(53,010)	1,195,247

Income (loss) from operations	—	(15,472)	101,893	1,018	—	87,439

Foreign exchange gain (loss)	—	3	76	180	—	259
Interest expense	—	(30,798)	—	—	—	(30,798)
Interest expense—intercompany	—	(95)	—	(28)	123	—
Interest income	—	48	50	—	—	98
Interest income—intercompany	—	28	95	—	(123)	—
	—	(30,814)	221	152	—	(30,441)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(46,286)	102,114	1,170	—	56,998
Income tax provision	—	(21,629)	(23)	(346)	—	(21,998)

Income (loss) before equity in net income (loss) of affiliates	—	(67,915)	102,091	824	—	35,000
Equity in net income of affiliates	35,000	102,915	—	—	(137,915)	—
Net income	$35,000	$35,000	$102,091	$824	$(137,915)	$35,000

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Six Months Ended June 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$7,269	$1,143,063	$2,772	$—	$1,153,104
Intercompany	—	—	—	45,399	(45,399)	—
Related parties	—	—	—	18,794	—	18,794
	—	7,269	1,143,063	66,965	(45,399)	1,171,898

Costs and expenses
Materials, labor, and other operating expenses	—	6,900	914,427	58,143	(45,399)	934,071
Fiber costs from related parties	—	—	—	8,823	—	8,823
Depreciation, amortization, and depletion	—	1,536	68,528	—	—	70,064
Selling and distribution expenses	—	—	48,695	161	—	48,856
General and administrative expenses	—	11,343	15,976	—	—	27,319
Other (income) expense, net	—	1,413	(974)	(175)	—	264
	—	21,192	1,046,652	66,952	(45,399)	1,089,397

Income (loss) from operations	—	(13,923)	96,411	13	—	82,501

Foreign exchange gain (loss)	—	81	106	—	—	187
Interest expense	—	(32,439)	—	—	—	(32,439)
Interest expense—intercompany	—	(93)	—	(7)	100	—
Interest income	—	148	4	—	—	152
Interest income—intercompany	—	7	93	—	(100)	—
	—	(32,296)	203	(7)	—	(32,100)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(46,219)	96,614	6	—	50,401
Income tax provision	—	(19,754)	(56)	—	—	(19,810)

Income (loss) before equity in net income (loss) of affiliates	—	(65,973)	96,558	6	—	30,591
Equity in net income of affiliates	30,591	96,564	—	—	(127,155)	—
Net income	$30,591	$30,591	$96,558	$6	$(127,155)	$30,591

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$13,662	$13,662	$45,008	$415	$(59,085)	$13,662
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(2,307)	—	(2,307)
Cash flow hedges:
Change in fair value	—	1,459	—	—	—	1,459
Loss included in net income	—	604	—	—	—	604
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	1,580	—	—	—	1,580
Equity in other comprehensive income (loss) of affiliates	1,336	(2,307)	—	—	971	—
	1,336	1,336	—	(2,307)	971	1,336

Comprehensive income (loss)	$14,998	$14,998	$45,008	$(1,892)	$(58,114)	$14,998

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$11,897	$11,897	$41,490	$3	$(53,390)	$11,897
Other comprehensive income (loss), net of tax
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	861	—	—	—	861
Other	—	20	—	—	—	20
Equity in other comprehensive income of affiliates	881	—	—	—	(881)	—
	881	881	—	—	(881)	881

Comprehensive income	$12,778	$12,778	$41,490	$3	$(54,271)	$12,778

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$35,000	$35,000	$102,091	$824	$(137,915)	$35,000
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(1,452)	—	(1,452)
Cash flow hedges:
Change in fair value	—	(756)	—	—	—	(756)
Loss included in net income	—	1,421	—	—	—	1,421
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	3,200	—	—	—	3,200
Equity in other comprehensive income (loss) of affiliates	2,413	(1,452)	—	—	(961)	—
	2,413	2,413	—	(1,452)	(961)	2,413

Comprehensive income (loss)	$37,413	$37,413	$102,091	$(628)	$(138,876)	$37,413

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$30,591	$30,591	$96,558	$6	$(127,155)	$30,591
Other comprehensive income (loss), net of tax
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	1,716	—	—	—	1,716
Other	—	(1)	—	—	—	(1)
Equity in other comprehensive income of affiliates	1,715	—	—	—	(1,715)	—
	1,715	1,715	—	—	(1,715)	1,715

Comprehensive income	$32,306	$32,306	$96,558	$6	$(128,870)	$32,306

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$51,962	$1,252	$6,288	$—	$59,502
Receivables
Trade, less allowances	—	1,197	229,234	9,726	—	240,157
Intercompany	—	222	69	2,714	(3,005)	—
Other	—	3,799	3,725	509	—	8,033
Inventories	—	3	324,301	2,955	—	327,259
Deferred income taxes	—	6,928	—	—	—	6,928
Prepaid and other	—	6,779	6,938	597	—	14,314
	—	70,890	565,519	22,789	(3,005)	656,193

Property
Property and equipment, net	—	6,329	1,206,053	11,249	—	1,223,631
Fiber farms	—	—	22,331	—	—	22,331
	—	6,329	1,228,384	11,249	—	1,245,962

Deferred financing costs	—	28,940	—	—	—	28,940
Goodwill	—	—	156,088	4,467	—	160,555
Intangible assets, net	—	—	138,419	14,215	—	152,634
Investments in affiliates	791,121	1,820,396	—	—	(2,611,517)	—
Intercompany notes receivable	—	3,400	—	—	(3,400)	—
Other assets	—	6,358	1,688	142	—	8,188
Total assets	$791,121	$1,936,313	$2,090,098	$52,862	$(2,617,922)	$2,252,472

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at June 30, 2012 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$15,000	$—	$—	$—	$15,000
Income taxes payable	—	(161)	886	100	—	825
Accounts payable
Trade	—	10,099	179,460	7,780	—	197,339
Intercompany	—	555	1,676	774	(3,005)	—
Accrued liabilities
Compensation and benefits	—	19,325	36,984	1,093	—	57,402
Interest payable	—	10,540	—	—	—	10,540
Other	—	7,662	16,979	1,206	—	25,847
	—	63,020	235,985	10,953	(3,005)	306,953

Debt
Long-term debt, less current portion	—	780,000	—	—	—	780,000
Intercompany notes payable	—	—	—	3,400	(3,400)	—
	—	780,000	—	3,400	(3,400)	780,000

Other
Deferred income taxes	—	107,053	53,268	3,405	—	163,726
Compensation and benefits	—	156,018	89	—	—	156,107
Other long-term liabilities	—	39,101	15,139	325	—	54,565
	—	302,172	68,496	3,730	—	374,398

Commitments and contingent liabilities

Capital
Business unit equity	910,670	910,670	1,785,617	36,583	(2,732,870)	910,670
Accumulated other comprehensive loss	(119,549)	(119,549)	—	(1,804)	121,353	(119,549)
	791,121	791,121	1,785,617	34,779	(2,611,517)	791,121

Total liabilities and capital	$791,121	$1,936,313	$2,090,098	$52,862	$(2,617,922)	$2,252,472

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$82,532	$9,737	$4,727	$—	$96,996
Receivables
Trade, less allowances	—	1,183	220,621	7,034	—	228,838
Intercompany	—	40	21	2,099	(2,160)	—
Other	—	2,477	5,064	81	—	7,622
Inventories	—	3	304,490	2,812	—	307,305
Deferred income taxes	—	20,379	—	—	—	20,379
Prepaid and other	—	4,467	2,588	(111)	—	6,944
	—	111,081	542,521	16,642	(2,160)	668,084

Property
Property and equipment, net	—	5,652	1,217,520	12,097	—	1,235,269
Fiber farms	—	—	21,193	—	—	21,193
	—	5,652	1,238,713	12,097	—	1,256,462

Deferred financing costs	—	30,956	—	—	—	30,956
Goodwill	—	—	156,305	5,386	—	161,691
Intangible assets, net	—	—	143,986	15,134	—	159,120
Investments in affiliates	803,344	1,817,537	—	—	(2,620,881)	—
Intercompany notes receivable	—	3,400	—	—	(3,400)	—
Other assets	—	5,805	3,948	4	—	9,757
Total assets	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000	$—	$—	$—	$10,000
Income taxes payable	—	(396)	885	101	—	590
Accounts payable
Trade	—	19,962	175,690	6,342	—	201,994
Intercompany	—	—	2,119	1	(2,120)	—
Accrued liabilities
Compensation and benefits	—	24,581	39,457	869	—	64,907
Interest payable	—	10,528	—	—	—	10,528
Other	—	8,626	13,769	185	(40)	22,540
	—	73,301	231,920	7,498	(2,160)	310,559

Debt
Long-term debt, less current portion	—	790,000	—	—	—	790,000
Intercompany notes payable	—	—	—	3,400	(3,400)	—
	—	790,000	—	3,400	(3,400)	790,000

Other
Deferred income taxes	—	94,822	53,365	4,525	—	152,712
Compensation and benefits	—	172,305	89	—	—	172,394
Other long-term liabilities	—	40,659	16,261	141	—	57,061
	—	307,786	69,715	4,666	—	382,167

Commitments and contingent liabilities

Capital
Business unit equity	925,306	925,306	1,783,838	34,051	(2,743,195)	925,306
Accumulated other comprehensive loss	(121,962)	(121,962)	—	(352)	122,314	(121,962)
	803,344	803,344	1,783,838	33,699	(2,620,881)	803,344

Total liabilities and capital	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income	$35,000	$35,000	$102,091	$824	$(137,915)	$35,000
Items in net income not using (providing) cash
Equity in net income of affiliates	(35,000)	(102,915)	—	—	137,915	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	3,653	72,159	1,378	—	77,190
Share-based compensation expense	—	2,729	—	—	—	2,729
Pension expense	—	5,474	—	—	—	5,474
Deferred income taxes	—	12,750	—	(140)	—	12,610
Other	—	1	136	(180)	—	(43)
Decrease (increase) in working capital
Receivables	—	(1,518)	(6,988)	(4,389)	845	(12,050)
Inventories	—	—	(19,888)	(336)	—	(20,224)
Prepaid expenses	—	188	(4,350)	(707)	—	(4,869)
Accounts payable and accrued liabilities	—	(16,116)	(1,025)	3,925	(845)	(14,061)
Current and deferred income taxes	—	7,221	1	230	—	7,452
Pension payments	—	(18,191)	—	—	—	(18,191)
Other	—	2,638	(708)	180	—	2,110
Cash provided by (used for) operations	—	(69,086)	141,428	785	—	73,127
Cash provided by (used for) investment
Expenditures for property and equipment	—	(2,404)	(49,741)	(312)	—	(52,457)
Other	—	3	140	443	—	586
Cash provided by (used for) investment	—	(2,401)	(49,601)	131	—	(51,871)
Cash provided by (used for) financing
Payments of long-term debt	—	(5,000)	—	—	—	(5,000)
Payments (to) from Boise Inc., net	(52,440)	—	—	—	—	(52,440)
Due to (from) affiliates	52,440	46,164	(100,312)	1,708	—	—
Other	—	(247)	—	(1,063)	—	(1,310)
Cash provided by (used for) financing	—	40,917	(100,312)	645	—	(58,750)
Increase (decrease) in cash and cash equivalents	—	(30,570)	(8,485)	1,561	—	(37,494)
Balance at beginning of the period	—	82,532	9,737	4,727	—	96,996
Balance at end of the period	$—	$51,962	$1,252	$6,288	$—	$59,502

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income	$30,591	$30,591	$96,558	$6	$(127,155)	$30,591
Items in net income not using (providing) cash
Equity in net income of affiliates	(30,591)	(96,564)	—	—	127,155	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	4,660	68,528	—	—	73,188
Share-based compensation expense	—	1,771	—	—	—	1,771
Pension expense	—	5,875	—	—	—	5,875
Deferred income taxes	—	17,182	—	—	—	17,182
Other	—	(64)	362	—	—	298
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(1,655)	(8,177)	(964)	(264)	(11,060)
Inventories	—	11	8,629	—	—	8,640
Prepaid expenses	—	1,271	(4,592)	(5)	—	(3,326)
Accounts payable and accrued liabilities	—	(9,339)	3,489	1,081	264	(4,505)
Current and deferred income taxes	—	703	(12)	(1)	—	690
Pension payments	—	(25,291)	—	—	—	(25,291)
Other	—	(1,526)	3,575	—	—	2,049
Cash provided by (used for) operations	—	(72,375)	168,360	117	—	96,102
Cash provided by (used for) investment
Acquisitions of businesses and facilities, net of cash acquired	—	—	(200,832)	—	—	(200,832)
Expenditures for property and equipment	—	(1,429)	(52,308)	—	—	(53,737)
Purchases of short-term investments	—	(3,494)	—	—	—	(3,494)
Maturities of short-term investments	—	14,114	—	—	—	14,114
Other	—	81	1,237	—	—	1,318
Cash provided by (used for) investment	—	9,272	(251,903)	—	—	(242,631)
Cash provided by (used for) financing
Issuances of long-term debt	—	75,000	—	—	—	75,000
Payments of long-term debt	—	(93,750)	—	—	—	(93,750)
Payments (to) from Boise Inc., net	236,869	—	—	—	—	236,869
Due to (from) affiliates	(236,869)	148,372	88,497	—	—	—
Other	—	(2,160)	—	—	—	(2,160)
Cash provided by (used for) financing	—	127,462	88,497	—	—	215,959
Increase in cash and cash equivalents	—	64,359	4,954	117	—	69,430
Balance at beginning of the period	—	166,410	6	417	—	166,833
Balance at end of the period	$—	$230,769	$4,960	$534	$—	$236,263

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2011 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). Except where otherwise indicated, this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided with respect to Boise Inc., which has materially the same financial condition and results of operations as BZ Intermediate Holdings LLC (BZ Intermediate) except for income taxes and common stock activity. We do not assume an obligation to update any forward-looking statements. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

We operate and report our results in three segments: Packaging, Paper, and Corporate and Other (support services). See Note 5, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q for more information related to our segments.

Executive Summary

During second quarter 2012, we reported $637.8 million in sales, and $13.7 million of net income, up 6% and 15%, respectively, from $603.1 million in sales and $11.9 million of net income in second quarter 2011. We reported $75.1 million of EBITDA in second quarter 2012, compared with $70.5 million of EBITDA in second quarter 2011. The increases in earnings were the result of lower energy and fiber costs in our businesses, lower annual maintenance outage costs in our Paper segment, the acquisition of Hexacomb, and strong volumes in our Packaging segment.

During the six months ended June 30, 2012, we reported $1,282.7 million in sales and $35.0 million of net income, up 9% and 14%, respectively, from $1,171.9 million in sales and $30.6 million of net income during the six months ended June 30, 2011. We reported $162.6 million of EBITDA during the six months ended June 30, 2012, compared with $152.8 million of EBITDA during the six months ended June 30, 2011. The increases in earnings were the result of lower energy, fiber, and annual maintenance costs in our businesses. In our packaging business, we continued to increase our vertical integration of Tharco and Hexacomb, expanding our converting capacity and reducing our exposure to linerboard export markets. In our paper business, we grew sales volumes of label and release and premium office papers 7% during the first six months of 2012, compared with the same period in 2011, which contributed to the 2% growth in our uncoated freesheet sales volumes.

Despite a sluggish U.S. economy and continued concerns over the European debt crisis, our financial position remains strong. As of June 30, 2012, we had $59.5 million of cash and cash equivalents, $795.0 million in total debt, and $492.6 million of unused borrowing capacity under our revolving credit facility. During the first six months of 2012, we returned $47.5 million of capital back to our shareholders through a special dividend of $0.48 per common share paid on March 21, 2012.

The following table sets forth our financial results for the three and six months ended June 30, 2012 and 2011 (dollars in millions, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Sales	$637.8	$603.1	$1,282.7	$1,171.9
Net income	13.7	11.9	35.0	30.6
Net income per diluted share	0.14	0.11	0.35	0.30
Net income excluding special items	13.7	11.9	35.0	31.9
Net income per diluted share excluding special items	0.14	0.11	0.35	0.32
EBITDA	75.1	70.5	162.6	152.8
EBITDA excluding special items	75.1	70.5	162.6	155.0

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

Demand for Our Products

U.S. industry containerboard demand was flat during second quarter and year-to-date 2012, with absolute industry box shipments in the U.S. and box shipments on an average-week basis showing no significant change compared with the prior year, according to the American Forest & Paper Association (AF&PA). Year-to-date industry operating rates through June 2012 of 95%, measured as total production in the U.S. as a percentage of total capacity, were flat compared to June 2011, according to AF&PA. Total U.S. containerboard inventories were down slightly at 2.2 million short tons in June 2012 compared with 2.4 million short tons in both March 2012 and December 2011, respectively.

Packaging demand in our agriculture, food, and beverage markets has historically been correlated to weather and crop harvests in the Pacific Northwest. Compared with second quarter 2011, demand in these markets improved. Demand in our containerboard export markets and industrial corrugated markets are more closely aligned with general economic activity. As a result of our increased vertical integration, we have less exposure to containerboard export markets which softened in second quarter 2012 compared with the prior-year quarter. Industrial corrugated markets remained stable despite sluggish domestic economic conditions.

U.S. industry demand for uncoated freesheet paper declined during second quarter 2012, compared with second quarter 2011. According to AF&PA, U.S. industry shipments were down 3.8% and 3.2% in second quarter and year-to-date 2012 compared with the corresponding prior year periods. Year-to-date industry operating rates through June 2012, measured as total uncoated freesheet paper shipments in the U.S. as a percentage of total capacity, were at 93%. Demand for commodity communication papers has declined due to soft macroeconomic conditions and high unemployment and continues to be negatively affected by the secular shift to electronic media for communications. The long-term demand for printing and converting products has also been negatively affected by weak macroeconomic conditions and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reductions in uncoated freesheet paper industry capacity in recent years, and that trend continued during second quarter 2012. U.S. uncoated freesheet paper inventories decreased to approximately 919,000 short tons in June 2012, compared with 932,000 and 948,000 short tons in March 2012 and December 2011, respectively. Our uncoated freesheet volumes were flat in second quarter 2012, despite overall demand decline, driven by continued growth in label and release and premium office papers sales volumes.

Net Selling Prices and Input Costs

During the quarter, we continued to increase our vertical integration as a result of our acquisitions of Tharco and Hexacomb, successfully reducing our exposure to linerboard export markets, which experienced a significant decline in selling prices compared with the prior year quarter. In second quarter 2012, we sold 31% less linerboard to external markets compared with the same quarter a year ago. In July, we announced a $50-per-short-ton increase on linerboard sales. Due to our increased vertical integration, we expect to recognize most of the benefits of the price increase in the fourth quarter.

Net selling prices for uncoated freesheet declined slightly during second quarter 2012, compared with second quarter 2011. Our average uncoated freesheet net sales prices were $972 per ton in second quarter 2012, compared with $976 per ton in the same period a year ago. In March, we announced a $60-per-ton increase across most of our printing and converting products effective in early April. These products represent approximately 15% of our uncoated freesheet sales volumes and we began to benefit from these announced increases in June. In April, we announced a $40-per-ton increase on our cut-size office papers effective in late May. Cut-size office papers represent over 60% of our uncoated freesheet sales volumes and we expect to begin to benefit from the announced increases in third quarter 2012. However, it is uncertain whether the price increases will be fully realized. During second quarter 2012, net selling prices and volumes for market pulp declined 24% and 38%, respectively, due to decreased demand, primarily in Asia.
Compared with second quarter 2011, prices for commodity chemicals and wood fiber in the Pacific Northwest increased. Diesel prices, which affect freight costs on both inbound raw materials and outbound finished goods, and natural gas prices declined, compared with second quarter 2011. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.
Outlook

During the remainder of 2012, we will continue to integrate the Tharco and Hexacomb operations, and evaluate growth opportunities for our Packaging segment that combine industrial and competitive logic with a reasonable price. We also continue our focus on growth in our label and release and premium office papers, helping to offset declining demand in commodity paper markets. In the second half of the year we will also manage our inventories and rising chemical and energy costs. As we look forward to the third quarter, we expect moderately increasing chemical and energy costs and lower maintenance costs, compared with second quarter.

Segment Highlights

Set forth below are our average net selling prices and volumes for our principal products, as well as some key financial information by segment as of and for the three and six months ended June 30, 2012 and 2011 (volumes in thousands of short tons and dollars per short ton, except corrugated containers and sheets, dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Packaging
Sales Prices (a)
Linerboard, Total	$452	$462	$451	$457
Linerboard, External sales	404	425	400	425
Newsprint	542	540	541	541
Corrugated containers and sheets ($/msf)	64	69	64	66
Sales volumes (thousands of short tons, except corrugated)
Linerboard, Total	146	154	299	292
Linerboard, External sales	38	55	91	117
Newsprint	58	60	113	114
Corrugated containers and sheets (mmsf) (b)	2,485	2,228	4,918	4,139
Input and outage costs
Input costs
Fiber, including purchased rollstock	$39.2	$42.9	$93.7	$73.2
Energy	13.4	16.9	28.4	33.7
Chemicals	10.4	8.5	20.6	17.8
Total input costs	63.0	68.3	142.7	124.7
Outage costs	5.9	3.4	7.7	9.9
EBITDA	40.0	40.3	77.9	64.9
EBITDA excluding special items (c)	40.0	40.3	77.9	67.1
Assets	943.5	755.1
Paper
Sales Prices (a)
Uncoated freesheet (d)	$972	$976	$974	$983
Corrugating medium	481	487	482	478
Market pulp	481	631	479	615
Sales volumes
Uncoated freesheet (d)	313	313	638	624
Corrugating medium	34	34	67	67
Market pulp	10	17	19	38
Input and outage costs
Input costs
Fiber	$88.0	$94.7	$179.6	$180.7
Energy	32.2	35.8	67.2	71.8
Chemicals	53.1	48.1	106.4	93.1
Total input costs	173.3	178.7	353.2	345.6
Outage costs	9.8	13.7	9.8	13.7
EBITDA	40.9	35.5	96.0	98.5
EBITDA excluding special items (c)	40.9	35.5	96.0	98.5
Assets	1,198.3	1,190.6
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

(b)	Includes corrugated container and sheet volumes for Tharco and Hexacomb since their acquisitions on March 1 and December 1, 2011, respectively.

(c)	For reconciliations of non-GAAP measures see "Non-GAAP Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(d)	Includes cut-size office papers, printing and converting papers, and label and release papers.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	Competing technologies, including electronic substitution, that affect the demand for our products.

•	General economic conditions, including but not limited to durable and nondurable goods production and white-collar employment.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, including wood fiber, energy, and chemicals.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Integration of our acquisitions.

•	Major equipment failure or significant operational setbacks.

•	Our customer concentration and the ability of our customers to pay.

•	Labor and personnel relations.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in "Part I, Item 1A. Risk Factors" of our 2011 Annual Report on Form 10-K.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2012 and 2011 (dollars in millions, except percent-of-sales data):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Sales
Trade	$618.6	$592.8	$1,252.1	$1,153.1
Related parties	19.3	10.4	30.6	18.8
	637.8	603.1	1,282.7	1,171.9

Costs and expenses
Materials, labor, and other operating expenses	507.3	485.0	1,009.6	934.1
Fiber costs from related parties	4.5	4.4	9.4	8.8
Depreciation, amortization, and depletion	37.3	36.1	74.9	70.1
Selling and distribution expenses	30.6	29.5	61.2	48.9
General and administrative expenses	20.0	14.6	40.0	27.3
Other (income) expense, net	0.4	(0.8)	0.1	0.3
	600.1	568.8	1,195.2	1,089.4

Income from operations	$37.7	$34.4	$87.4	$82.5

Sales
Trade	97.0%	98.3%	97.6%	98.4%
Related parties	3.0	1.7	2.4	1.6
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	79.5%	80.4%	78.7%	79.7%
Fiber costs from related parties	0.7	0.7	0.7	0.8
Depreciation, amortization, and depletion	5.8	6.0	5.8	6.0
Selling and distribution expenses	4.8	4.9	4.8	4.2
General and administrative expenses	3.1	2.4	3.1	2.3
Other (income) expense, net	0.1	(0.1)	—	—
	94.1%	94.3%	93.2%	93.0%

Income from operations	5.9%	5.7%	6.8%	7.0%

The table above includes financial results for Tharco and Hexacomb since their acquisitions on March 1 and December 1, 2011, respectively.

Operating Results

Sales
For the three months ended June 30, 2012, total sales increased $34.7 million, or 6%, to $637.8 million, compared with $603.1 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, total sales increased $110.8 million, or 9%, to $1,282.7 million, compared with $1,171.9 million for the same period in 2011. In both periods, the increase was a result of increased sales from our acquisition of Tharco in March 2011 and Hexacomb in December 2011, which increased sales in our Packaging segment, as well as higher sales volumes of label and release papers in our Paper segment.

Packaging. Sales increased $41.5 million, or 17%, to $284.8 million from $243.3 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. Compared with second quarter 2011, Tharco and Hexacomb's sales increased $31.7 million in sales due to higher sales volumes for corrugated products. Other drivers include a 7% increase in corrugated product volumes not related to Tharco and Hexacomb. As a result of our acquisitions of Tharco and Hexacomb, we continue to increase our vertical integration and internal consumption of linerboard, reducing our exposure to export markets. During second quarter 2012, our linerboard net selling prices and sales volumes to third parties decreased 5% and 31%, respectively, compared with second quarter 2011.

Sales increased $110.4 million, or 25%, to $557.1 million from $446.7 million for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. Our acquisitions of Tharco and Hexacomb resulted in an increase of $103.2 million in sales for corrugated products. Other drivers include a 3% increase in corrugated product volumes not related to Tharco and Hexacomb. These increases were offset partially by decreases of 6% and 22% in net selling prices and sales volumes, respectively, of linerboard to third parties.

Paper. Sales decreased $7.8 million, or 2%, to $363.3 million from $371.1 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. The decrease was due to declines in sales volumes and net selling prices for market pulp of 38% and 24%, respectively. Uncoated freesheet net selling prices decreased slightly and volumes remained flat for the three months ended June 30, 2012, compared with the prior-year quarter. Sales volumes of label and release and premium office papers grew 2%, compared with the prior-year quarter, and represented 33% of our total uncoated freesheet sales volumes for second quarter 2012.

Sales were $745.7 million for the six months ended June 30, 2012, decreasing slightly, compared with $746.2 million for the six months ended June 30, 2011. Volumes of uncoated freesheet increased 2%, and net selling prices decreased 1%, compared with the first six months of 2011. These net increases were virtually offset by decreases in sales volumes and net selling prices for market pulp of 51% and 22%, respectively. Sales volumes of label and release and premium office papers grew 7%, compared with the first six months of 2011, and represented 33% of our total uncoated freesheet sales volumes for the first six months of 2012.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $22.4 million to $511.8 million for the three months ended June 30, 2012, compared with $489.4 million for the three months ended June 30, 2011. The increase related primarily to higher chemical input costs in our Packaging and Paper segments and higher labor costs due primarily to the acquisitions of Tharco and Hexacomb, offset by lower energy and fiber input costs. Despite the increase in second quarter 2012 compared with second quarter 2011, as a percentage of sales, materials, labor, and other operating expenses decreased from 80.4% to 79.5%. Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $76.2 million to $1,019.1 million for the six months ended June 30, 2012, compared with $942.9 million for the six months ended June 30, 2011. The increases related primarily to higher purchased rollstock fiber costs associated with Tharco and Hexacomb, higher chemical input costs in our Packaging and Paper segments and higher labor costs due primarily to the acquisitions of Tharco and Hexacomb, offset by lower energy costs.

The table below breaks out our most significant input costs: fiber (including purchased rollstock consumed in our corrugated operations), chemicals, and energy for the three and six months ended June 30, 2012 and 2011 (dollars in millions).

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Fiber	$127.3	$137.7	$273.2	$253.9
Chemicals	63.5	56.6	127.0	110.8
Energy	45.6	52.7	95.6	105.5
	$236.3	$246.9	$495.8	$470.2

Fiber. Costs for fiber in second quarter 2012, including purchased rollstock consumed in our corrugated operations, decreased $3.7 million in our Packaging segment and $6.7 million in our Paper segment, compared with the same period in 2011. Compared with the six months ended June 30, 2011, total costs for fiber, including purchased rollstock consumed in our corrugated operations, increased $20.5 million in our Packaging segment and decreased $1.2 million in our Paper segment. Purchased rollstock costs in our Packaging segment increased due to the acquisitions of Tharco and Hexacomb. Delivered-fiber costs in all of our operating regions include the cost of diesel, which decreased slightly in second quarter 2012, compared with the prior-year quarter, but remain elevated. Higher diesel costs increase the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

In Minnesota and Alabama, our overall fiber costs decreased in the second quarter and the first half of 2012 due to improved pulp production which reduced consumption of purchased pulp. In Minnesota, the decreases were partially offset by higher wood costs. In Alabama, the decreases were partially offset by increased consumption of secondary fiber. In the Pacific Northwest, our fiber costs increased in second quarter 2012 and the first half of 2012 as a result of higher prices for wood fiber, which was only partially offset by lower prices for purchased pulp.

Fiber costs at our DeRidder, Louisiana, mill decreased slightly in second quarter 2012, compared with the same period last year, due to favorable prices and consumption of secondary fiber, offset partially by higher prices and consumption of wood fiber. During the first six months of 2012, fiber costs decreased as a result of favorable prices for wood and secondary fiber, partially offset by increased consumption of wood fiber as a result of increased linerboard production.

Chemicals. Chemical costs increased $2.0 million in our Packaging segment and $5.0 million in our Paper segment, compared with the three months ended June 30, 2011. Chemical costs increased $2.8 million in our Packaging segment and $13.3 million in our Paper segment, compared with the six months ended June 30, 2011. For both time periods, the increased costs were primarily a result of increased prices for commodity chemicals, including caustic soda and starch. For the six months ended June 30, 2012, costs also increased as the result of increased production of label and release papers.

Energy. Compared with the three months ended June 30, 2011, energy costs decreased $3.5 million in our Packaging segment and $3.6 million in our Paper segment. In our Packaging segment, the decrease was due to lower consumption of and prices for electricity and fuel. In our Paper segment, the decrease was due primarily to lower consumption and prices for fuel. Energy costs decreased $5.3 million in our Packaging segment and $4.6 million in our Paper segment, compared with the six months ended June 30, 2011. In our Packaging segment, the decrease was due to lower consumption and prices for electricity and natural gas. In our Paper segment, this decrease was due to lower natural gas prices, offset in part by higher electricity prices.

Labor. Labor costs related to production recorded in "Materials, labor, and other operating expenses" were $87.9 million and $176.5 million for the three and six months ended June 30, 2012. These costs increased $8.3 million and $21.5 million, compared with the prior-year periods. The increases were attributable to our acquisitions of Tharco and Hexacomb. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.

Selling and distribution expenses. Selling and distribution expenses increased $1.1 million, compared with the three months ended June 30, 2011, and $12.4 million, compared with the six months ended June 30, 2011. The increase in selling and distribution expenses related primarily to the acquisitions of Tharco and, to a lesser extent, Hexacomb. Tharco serves a larger proportion of small customers with a more diverse range of products, compared with our historical packaging business, resulting in higher selling and distribution costs. Excluding Tharco and Hexacomb, selling and distribution expenses were essentially flat as a percentage of sales for the three and six months ended June 30, 2012, compared with the same periods in 2011.

Depreciation, amortization, and depletion and general and administrative expenses increased during the three and six months ended June 30, 2012, compared with the corresponding periods in the prior year. The increases are due primarily to the incremental expenses from Tharco and Hexacomb operations. Excluding Tharco and Hexacomb, general and administrative expenses were essentially flat as a percentage of sales for the three and six months ended June 30, 2012 compared with the same periods in 2011.

Income From Operations

Income from operations for the three months ended June 30, 2012, increased to $37.7 million, compared with $34.4 million for the three months ended June 30, 2011. The increase was driven by improved earnings in our Paper segment due to lower input costs, offset by higher maintenance outage costs in our Packaging segment due to year-over-year changes in the timing of the annual outage. For the six months ended June 30, 2012, income from operations increased to $87.4 million, compared with $82.5 million for the six months ended June 30, 2011. The increase related to strong earnings in our Packaging segment. Income from operations also includes net costs from our Corporate and Other segment.

Packaging. Segment income from operations decreased $2.6 million to $24.8 million during the three months ended June 30, 2012, compared with $27.5 million for the three months ended June 30, 2011. The decrease is primarily attributable to a $2.6 million increase in outage costs and lower linerboard sales volumes due to decreased production related to our annual maintenance outage at our mill in DeRidder, Louisiana. These decreases were partially offset by lower energy and fiber costs. Segment income from operations increased $6.2 million to $47.3 million during the six months ended June 30, 2012, compared with $41.1 million for the same period last year. This increase was driven by lower energy costs due to lower consumption of and prices for natural gas and electricity, lower maintenance outage costs, and the acquisitions of Tharco and Hexacomb, partially offset by increased prices for commodity chemicals. This year, we shifted a majority of our annual outage work at our mill in DeRidder, Louisiana, to the second and third quarters. For both the three- and six- months ended June 30, 2012, our increased vertical integration of linerboard reduced our exposure to softer linerboard export markets.

Paper. Segment income from operations increased $6.4 million to $19.6 million during the three months ended June 30, 2012, compared with $13.2 million for the three months ended June 30, 2011. The increase was driven by lower annual maintenance outage costs, lower fiber and energy input costs, and increased sales volumes of label and release papers. Partially offsetting these factors were lower sales volumes and net selling prices for market pulp and higher chemical input costs. Segment income from operations decreased $0.6 million to $53.5 million during the six months ended June 30, 2012, compared with $54.1 million for the same period last year. This decrease was driven by lower sales volumes and net selling prices for market pulp, as well as higher chemical input costs. Nearly offsetting these factors were increased sales volumes of uncoated freesheet, driven by a 7% increase in sales volumes of label and release and premium office papers and lower energy and fiber input costs.

Other

Income taxes. For the three months ended June 30, 2012 and 2011, we recorded income tax expense of $8.8 million and $6.5 million, respectively, and had effective tax rates of 39.2% and 35.4%, respectively. For the six months ended June 30, 2012 and 2011, we recorded income tax expense of $22.0 million and $19.8 million, respectively, and had effective tax rates of 38.6% and 39.3%, respectively. In 2012, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state income taxes. In 2011, the primary reasons for the difference from the federal statutory income tax rate of 35% were the effect of state income taxes and discrete tax items.

Industry Activities

In February 2012, International Paper Company (IP) announced the completion of its acquisition of Temple-Inland Inc., the fourth-largest producer of containerboard and corrugated containers. In June 2012, IP announced the sale of three containerboard mills that the Department of Justice required it to divest as part of the acquisition. We have not experienced an impact to our operations as a result of these developments.

Liquidity and Capital Resources

During the first half of 2012, we generated $73.1 million of cash from operations, returned $47.5 million to our shareholders through a special dividend of $0.48 per common share in March, and contributed $18.2 million to our pension plans. We ended the quarter with $59.5 million of cash and $492.6 million of liquidity from unused borrowing capacity under our revolving credit facility, net of letters of credit. Our cash equivalents are invested in money market funds that are broadly diversified in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

Our foreign operations accounted for less than 2% of sales for the six months ended June 30, 2012. At June 30, 2012, we had $5.7 million of cash held in operations outside the United States. We indefinitely reinvest our earnings in operations outside the United States; however, if foreign earnings were repatriated at a future date, we would need to accrue and pay taxes.

We believe that our cash, as well as our cash flows from operations and the available borrowing capacity under our revolving credit facility, will be adequate to provide cash as required to support our ongoing operations, property and equipment expenditures, pension contributions, and debt service obligations for at least the next 12 months.

Sources and Uses of Cash

We generate cash primarily from sales of our products and from short- and long-term borrowings, as well as from cash proceeds from the sale of nonstrategic assets. In addition to paying for ongoing operating costs, we use cash to invest in our business, repurchase common stock, pay dividends, repay debt, fund our pension plans, and meet our contractual obligations and commercial commitments. Below is a summary table of our cash flows (dollars in thousands) followed by a discussion of our sources and uses of cash through operating activities (including a sensitivity analysis related to our sources and uses of cash from/for operating activities), investing activities, and financing activities.

	Six Months Ended June 30
	2012	2011
Cash provided by operations	$73,127	$96,102
Cash used for investment	(51,871)	(242,631)
Cash provided by (used for) financing	(58,750)	215,959

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, chemicals, energy, compensation, and interest. During the six months ended June 30, 2012 and 2011, our operating activities provided $73.1 million and $96.1 million of cash, respectively. Compared with the six months ended June 30, 2011, the decrease in cash provided by operations related primarily to an increase in working capital, partially offset by increased income from operations and lower pension plan contributions.

Working capital increased $51.2 million during the six months ended June 30, 2012, compared with a $10.3 million increase in working capital, net of acquisitions, during the six months ended June 30, 2011. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The increase in working capital related primarily to increased accounts receivable, increased inventory balances, and decreased accounts payable and accrued liabilities. Accounts receivable increased, primarily in our Packaging segment, during the six months ended June 30, 2012, due to higher monthly June 2012 segment sales, compared with December 2011. Inventory increased in the same period primarily due to a wood fiber and pulp inventory build, which we expect to reduce through consumption and sales in the second half of the year. Accounts payable and accrued liabilities decreased in the first half of 2012 due to lower rebate and other accruals and the timing of payments on rollstock purchases, partially offset by increases from our annual maintenance outages in second quarter 2012.
During the six months ended June 30, 2012, we contributed $18.2 million to our pension plans, compared with $25.3 million contributed during the six months ended June 30, 2011. Due to recent legislation, we expect our 2012 minimum required contributions to decrease below the amount we have already contributed. However, we may make additional contributions in 2012 to improve the funded status of our plans.

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

Investment Activities

Cash investing activities used $51.9 million for the six months ended June 30, 2012. During 2012, these expenditures related primarily to $52.5 million of expenditures for property and equipment. For the six months ended June 30, 2011, investing activities used $242.6 million of cash, which consisted of $200.8 million of cash used to acquire Tharco, $53.7 million of expenditures for property and equipment, and $3.5 million for the purchase of short-term investments, offset partially by $14.1 million of proceeds from the liquidation of our short-term investment portfolio.

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

Financing Activities

Cash used for financing activities was $58.8 million for the six months ended June 30, 2012, compared with $216.0 million of cash provided by financing activities for the same period in 2011. Financing activities for the six months ended June 30, 2012, included a $47.5 million payment of a special dividend of $0.48 per common share and $5.0 million of debt repayments. Financing activities for the six months ended June 30, 2011, included $284.8 million of cash proceeds from the exercise of warrants, $47.9 million of cash used to pay our shareholders a special dividend, and a $75.0 million draw on our revolving credit facility, offset by $93.8 million of long-term debt repayments.

For additional information related to our borrowings, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K and Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading "Contractual Obligations" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of June 30, 2012, there have been no material changes to our contractual obligations from those disclosed in our 2011 Form 10-K.

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

The following table reconciles net income to net income excluding special items and presents net income excluding special items per diluted share for the three and six months ended June 30, 2012 and 2011 (dollars and shares in millions, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$13.7	$11.9	$35.0	$30.6
Inventory purchase accounting expense	—	—	—	2.2
Tax provision for special items (a)	—	—	—	(0.9)
Net income excluding special items	$13.7	$11.9	$35.0	$31.9
Weighted average diluted shares outstanding (b)	101.0	111.8	101.2	101.1
Net income per diluted share	$0.14	$0.11	$0.35	$0.30
Net income per diluted share excluding special items	$0.14	$0.11	$0.35	$0.32
 ____________

(a)	Taxes are applied to special items in the aggregate at the combined federal and state statutory rate in effect for the period.

(b)
During the six months ended June 30, 2011, warrant holders exercised their warrants, resulting in the issuance of 38.4 million common shares. We repurchased 21.2 million common shares in the second half of 2011.

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income to EBITDA and EBITDA to EBITDA excluding special items for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$13.7	$11.9	$35.0	$30.6
Interest expense	15.4	16.1	30.8	32.4
Interest income	(0.1)	(0.1)	(0.1)	(0.2)
Income tax provision	8.8	6.5	22.0	19.8
Depreciation, amortization, and depletion	37.3	36.1	74.9	70.1
EBITDA	$75.1	$70.5	$162.6	$152.8
Inventory purchase accounting expense	—	—	—	2.2
EBITDA excluding special items	$75.1	$70.5	$162.6	$155.0

Off-Balance-Sheet Activities

At June 30, 2012, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 17, Commitments, Guarantees, and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q describes the nature of our guarantees and the events or circumstances that would require us to perform under the guarantees.

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

Working Capital

Working capital levels fluctuate throughout the year and are affected by seasonality, scheduled annual maintenance shutdowns, and changing sales patterns. In our Packaging segment, agricultural demand influences working capital, as finished goods inventory levels are increased in preparation for the harvest season in the third and fourth quarters. In our Paper segment, we typically build working capital at the end of the fourth quarter as both a hedge against winter weather disruptions within our supply chain and in anticipation of first quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings, as we increase log and chip inventories to ensure an ample supply of fiber to our mills throughout the winter. Changes in sales volumes can affect accounts receivable levels in both our Packaging and Paper segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the United States.

Environmental

For information on environmental issues, see the discussion under the heading "Environmental" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of June 30, 2012, there have been no material changes to our environmental information from that disclosed in our 2011 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading "Critical Accounting Estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2011 Form 10-K. As of June 30, 2012, there have been no material changes to our critical accounting estimates from those disclosed in our 2011 Form 10-K.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 16, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found under the caption "Liquidity and Capital Resources" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of June 30, 2012, there have been no material changes in our exposure to market risk from those disclosed in our 2011 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10‑Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during the quarter ended June 30, 2012, that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the "Executive Summary" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission (SEC). During the six months ended June 30, 2012, there have been no material changes to the risk factors presented in "Part I, Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2011. We do not assume an obligation to update any forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	The following table presents information related to our repurchases of common stock made during the three months ended June 30, 2012.

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	—	$—	—
May 1-31, 2012	—	—	—
June 1-30, 2012 (b)	441	6.63	300
Total	441	$6.63	300	$28,576,285
 ____________

(a)    Excludes brokerage commissions paid by the company.

(b)
During June 2012, we repurchased 300 shares under our current share repurchase program, and we also withheld 141 shares to satisfy tax withholding obligations that arose on the vesting of restricted stock awarded under the Boise Inc. Incentive and Performance Plan.

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
Dated: August 2, 2012

BOISE INC.
BZ INTERMEDIATE HOLDINGS LLC
INDEX TO EXHIBITS
Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012.

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