Form 10-Q
period 2012-09-30
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2012-11-01
CIK 1391390, 1475448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

There were 100,483,957 common shares, $0.0001 per share par value, of Boise Inc. outstanding as of October 26, 2012.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Boise Inc.
Consolidated Statements of Income
(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Sales
Trade	$631,054	$619,396	$1,883,167	$1,772,500
Related parties	14,131	12,346	44,704	31,140
	645,185	631,742	1,927,871	1,803,640

Costs and expenses
Materials, labor, and other operating expenses	502,848	483,885	1,512,490	1,417,956
Fiber costs from related parties	5,266	4,786	14,678	13,609
Depreciation, amortization, and depletion	37,540	36,374	112,399	106,438
Selling and distribution expenses	30,015	29,799	91,225	78,655
General and administrative expenses	19,213	14,396	59,256	41,715
St. Helens charges	27,448	—	27,448	—
Other (income) expense, net	1,509	(130)	1,590	134
	623,839	569,110	1,819,086	1,658,507

Income from operations	21,346	62,632	108,785	145,133

Foreign exchange gain (loss)	296	(482)	555	(295)
Interest expense	(15,458)	(15,725)	(46,256)	(48,164)
Interest income	3	58	101	210
	(15,159)	(16,149)	(45,600)	(48,249)

Income before income taxes	6,187	46,483	63,185	96,884
Income tax provision	(2,584)	(18,119)	(24,582)	(37,929)
Net income	$3,603	$28,364	$38,603	$58,955

Weighted average common shares outstanding:
Basic	100,144	115,657	99,772	101,250
Diluted	101,030	117,955	101,131	106,791

Net income per common share:
Basic	$0.04	$0.25	$0.39	$0.58
Diluted	$0.04	$0.24	$0.38	$0.55
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$3,603	$28,364	$38,603	$58,955
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	970	—	(482)	—
Cash flow hedges:
Change in fair value, net of tax of $1,125, ($523), $650, and ($523), respectively	1,794	(832)	1,038	(832)
Loss included in net income, net of tax of $150, $0, $1,041, and $0, respectively	239	—	1,660	—
Amortization of actuarial loss and prior service cost for defined benefit pension plans, net of tax of $939, $545, $2,945, and $1,625, respectively	1,500	867	4,700	2,583
Other	—	—	—	(1)
	4,503	35	6,916	1,750

Comprehensive income	$8,106	$28,399	$45,519	$60,705
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	September 30, 2012	December 31, 2011
ASSETS

Current
Cash and cash equivalents	$102,376	$96,996
Receivables
Trade, less allowances of $1,198 and $1,343	259,778	228,838
Other	7,897	7,622
Inventories	320,970	307,305
Deferred income taxes	5,579	20,379
Prepaid and other	12,776	6,944
	709,376	668,084

Property
Property and equipment, net	1,208,757	1,235,269
Fiber farms	23,719	21,193
	1,232,476	1,256,462

Deferred financing costs	27,820	30,956
Goodwill	160,294	161,691
Intangible assets, net	149,991	159,120
Other assets	7,827	9,757
Total assets	$2,287,784	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets (continued)
(unaudited, dollars and shares in thousands, except per-share data)

	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Current portion of long-term debt	$—	$10,000
Accounts payable	209,649	202,584
Accrued liabilities
Compensation and benefits	70,766	64,907
Interest payable	23,287	10,528
Other	27,677	22,540
	331,379	310,559

Debt
Long-term debt, less current portion	775,000	790,000

Other
Deferred income taxes	169,540	161,260
Compensation and benefits	148,340	172,394
Other long-term liabilities	71,309	57,010
	389,189	390,664

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.0001 par value per share: 1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share: 250,000 shares authorized; 100,483 and 100,272 shares issued and outstanding	12	12
Treasury stock, 21,151 shares held	(121,423)	(121,421)
Additional paid-in capital	866,692	866,901
Accumulated other comprehensive income (loss)	(115,046)	(121,962)
Retained earnings	161,981	171,317
Total stockholders' equity	792,216	794,847

Total liabilities and stockholders' equity	$2,287,784	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2012	2011
Cash provided by (used for) operations
Net income	$38,603	$58,955
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	115,919	111,123
Share-based compensation expense	4,356	2,676
Pension expense	8,906	8,245
Deferred income taxes	20,757	33,806
St. Helens charges	28,371	—
Other	825	1,073
Decrease (increase) in working capital, net of acquisitions
Receivables	(30,182)	(17,711)
Inventories	(15,839)	(9,998)
Prepaid expenses	(3,596)	(1,301)
Accounts payable and accrued liabilities	20,928	10,619
Current and deferred income taxes	1,591	1,912
Pension payments	(27,240)	(25,335)
Other	1,875	1,481
Cash provided by operations	165,274	175,545
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	—	(201,289)
Expenditures for property and equipment	(82,293)	(83,869)
Purchases of short-term investments	—	(3,494)
Maturities of short-term investments	—	14,114
Other	1,148	1,506
Cash used for investment	(81,145)	(273,032)
Cash provided by (used for) financing
Payments of special dividend	(47,486)	(47,916)
Issuances of long-term debt	—	75,000
Payments of long-term debt	(25,000)	(106,250)
Equity yield enhancement strategy program	—	(25,000)
Repurchases of common stock	(2)	(76,328)
Proceeds from exercise of warrants	—	284,785
Other	(6,261)	(4,009)
Cash provided by (used for) financing	(78,749)	100,282
Increase in cash and cash equivalents	5,380	2,795
Balance at beginning of the period	96,996	166,833
Balance at end of the period	$102,376	$169,628

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Income
(unaudited, dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Sales
Trade	$631,054	$619,396	$1,883,167	$1,772,500
Related parties	14,131	12,346	44,704	31,140
	645,185	631,742	1,927,871	1,803,640

Costs and expenses
Materials, labor, and other operating expenses	502,848	483,885	1,512,490	1,417,956
Fiber costs from related parties	5,266	4,786	14,678	13,609
Depreciation, amortization, and depletion	37,540	36,374	112,399	106,438
Selling and distribution expenses	30,015	29,799	91,225	78,655
General and administrative expenses	19,213	14,396	59,256	41,715
St. Helens charges	27,448	—	27,448	—
Other (income) expense, net	1,509	(130)	1,590	134
	623,839	569,110	1,819,086	1,658,507

Income from operations	21,346	62,632	108,785	145,133

Foreign exchange gain (loss)	296	(482)	555	(295)
Interest expense	(15,458)	(15,725)	(46,256)	(48,164)
Interest income	3	58	101	210
	(15,159)	(16,149)	(45,600)	(48,249)

Income before income taxes	6,187	46,483	63,185	96,884
Income tax provision	(2,584)	(18,119)	(24,582)	(37,929)
Net income	$3,603	$28,364	$38,603	$58,955

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$3,603	$28,364	$38,603	$58,955
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	970	—	(482)	—
Cash flow hedges:
Change in fair value, net of tax of $1,125, ($523), $650, and ($523), respectively	1,794	(832)	1,038	(832)
Loss included in net income, net of tax of $150, $0, $1,041, and $0, respectively	239	—	1,660	—
Amortization of actuarial loss and prior service cost for defined benefit pension plans, net of tax of $939, $545, $2,945, and $1,625, respectively	1,500	867	4,700	2,583
Other	—	—	—	(1)
	4,503	35	6,916	1,750

Comprehensive income	$8,106	$28,399	$45,519	$60,705

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	September 30, 2012	December 31, 2011
ASSETS

Current
Cash and cash equivalents	$102,376	$96,996
Receivables
Trade, less allowances of $1,198 and $1,343	259,778	228,838
Other	7,897	7,622
Inventories	320,970	307,305
Deferred income taxes	5,579	20,379
Prepaid and other	12,776	6,944
	709,376	668,084

Property
Property and equipment, net	1,208,757	1,235,269
Fiber farms	23,719	21,193
	1,232,476	1,256,462

Deferred financing costs	27,820	30,956
Goodwill	160,294	161,691
Intangible assets, net	149,991	159,120
Other assets	7,827	9,757
Total assets	$2,287,784	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets (continued)
(unaudited, dollars in thousands)

	September 30, 2012	December 31, 2011
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000
Accounts payable	209,649	202,584
Accrued liabilities
Compensation and benefits	70,766	64,907
Interest payable	23,287	10,528
Other	27,677	22,540
	331,379	310,559

Debt
Long-term debt, less current portion	775,000	790,000

Other
Deferred income taxes	160,993	152,712
Compensation and benefits	148,340	172,394
Other long-term liabilities	71,359	57,061
	380,692	382,167

Commitments and contingent liabilities

Capital
Business unit equity	915,759	925,306
Accumulated other comprehensive income (loss)	(115,046)	(121,962)
	800,713	803,344

Total liabilities and capital	$2,287,784	$2,286,070

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2012	2011
Cash provided by (used for) operations
Net income	$38,603	$58,955
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	115,919	111,123
Share-based compensation expense	4,356	2,676
Pension expense	8,906	8,245
Deferred income taxes	20,757	33,950
St. Helens charges	28,371	—
Other	825	1,073
Decrease (increase) in working capital, net of acquisitions
Receivables	(30,182)	(17,711)
Inventories	(15,839)	(9,998)
Prepaid expenses	(3,596)	(1,301)
Accounts payable and accrued liabilities	20,928	10,619
Current and deferred income taxes	1,591	1,768
Pension payments	(27,240)	(25,335)
Other	1,875	1,481
Cash provided by operations	165,274	175,545
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	—	(201,289)
Expenditures for property and equipment	(82,293)	(83,869)
Purchases of short-term investments	—	(3,494)
Maturities of short-term investments	—	14,114
Other	1,148	1,506
Cash used for investment	(81,145)	(273,032)
Cash provided by (used for) financing
Issuances of long-term debt	—	75,000
Payments of long-term debt	(25,000)	(106,250)
Payments (to) from Boise Inc., net	(52,585)	135,541
Other	(1,164)	(4,009)
Cash provided by (used for) financing	(78,749)	100,282
Increase in cash and cash equivalents	5,380	2,795
Balance at beginning of the period	96,996	166,833
Balance at end of the period	$102,376	$169,628

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. Our operations began in February 2008. We are headquartered in Boise, Idaho, and we operate largely in the United States but have recently expanded our operations into Europe, Mexico, and Canada. We manufacture and sell corrugated containers and sheets, protective packaging products and papers associated with packaging, such as label and release papers, and newsprint. Additionally, we manufacture linerboard and corrugating medium, which are combined to make corrugated board, the base raw material in our corrugated sheets and containers. We are the third-largest North American manufacturer of communication papers such as office papers, commercial printing papers, envelope papers, and forms.

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

2. St. Helens Charges

In September 2012, we committed to a plan to cease paper production on our one remaining paper machine (H2) at our St. Helens, Oregon, paper mill by December 31, 2012. The cessation is a result of the machine's inability to compete in the marketplace over the long-term, due primarily to high fiber costs and declining product demand. This reduces our annual uncoated freesheet capacity by almost 60,000 tons and will result in the loss of approximately 100 jobs, primarily at the mill. The H3 machine, which is owned by Cascades Tissue Group, continues to operate on the site, and we continue to lease them supporting assets.
During the three and nine months ended September 30, 2012, we recorded $31.3 million of pretax costs primarily related to our plan to cease paper production at the mill in our Paper segment. In our Consolidated Statements of Income, we recorded $27.4 million of shutdown costs in "St. Helens charges" and $3.9 million in "Materials, labor, and other operating expenses" related to inventory write-downs and other one-time costs incurred in the quarter. At September 30, 2012, $4.1 million of costs were recorded in “Accrued liabilities, Compensation and benefits”, $0.7 million in “Accrued liabilities, Other”, and $10.4 million in “Other long-term liabilities” on our Consolidated Balance Sheet.
An analysis of the St. Helens costs is as follows (in thousands):

	Noncash		Cash (a)	Total Costs
Asset write-down	$11,193	(b)	$—	$11,193
Inventory write-down	1,982		—	1,982
Employee-related costs	—		4,136	4,136
Pension curtailment loss	1,059		—	1,059
Increase in asset retirement obligations (Note 16)	—		10,353	10,353
Other	—		2,565	2,565
	$14,234		$17,054	$31,288
____________

(a)	We expect to pay most of the $6.7 million of employee-related and other costs in early 2013 and the remaining amounts over a longer term.

(b)
During the quarter, we assessed the St. Helens long-lived assets for impairment.  Our assessment was based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived assets (Level 3 inputs) and our estimates of the current fair value of the assets. Considerable management judgment is necessary to evaluate estimated future cash flows. The assumptions used in our impairment evaluations are consistent with our operating plans.

3. Acquisition of Hexacomb

On December 1, 2011, we acquired Hexacomb Corporation and its affiliated companies and all of the honeycomb packaging-related assets of Pregis Mexico (Hexacomb) for $125 million (Hexacomb Acquisition), subject to post-closing adjustments. In connection with the acquisition, we allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2011 Form 10-K. During the nine months ended September 30, 2012, we recorded approximately $1.5 million of purchase price adjustments that decreased goodwill. These adjustments related primarily to changes in deferred tax liabilities that resulted from further analysis of the tax basis of acquired assets and liabilities and other tax adjustments. The purchase price continues to be preliminary due to unresolved tax matters; however, purchase accounting will be finalized in fourth quarter 2012.

4. Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Net income per common share is not applicable to BZ Intermediate because it does not have common shares. Boise Inc.'s basic and diluted net income per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$3,603	$28,364	$38,603	$58,955
Weighted average number of common shares for basic net income per common share (a)	100,144	115,657	99,772	101,250
Incremental effect of dilutive common stock equivalents:
Restricted stock and restricted stock units	650	2,298	1,123	2,579
Performance units	233	—	235	—
Common stock warrants (a)	—	—	—	2,960
Stock options (b)	3	—	1	2
Weighted average number of common shares for diluted net income per common share	101,030	117,955	101,131	106,791

Net income per common share:
Basic	$0.04	$0.25	$0.39	$0.58
Diluted	$0.04	$0.24	$0.38	$0.55
____________

(a)
During the nine months ended September 30, 2011, warrant holders exercised their warrants, resulting in the issuance of 38.4 million common shares. We repurchased 21.2 million common shares in the second half of 2011.

(b)
We excluded 0.8 million and 0.3 million of stock options from the computation of diluted net income per share because they were antidilutive for both the three and nine months ended September 30, 2012 and 2011, respectively.

5. Income Taxes

For the three and nine months ended September 30, 2012, we recorded $2.6 million and $24.6 million of income tax expense and had an effective tax rate of 41.8% and 38.9%, respectively. During the three and nine months ended September 30, 2012, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state income taxes.

For the three and nine months ended September 30, 2011, we recorded $18.1 million and $37.9 million of income tax expense and had an effective tax rate of 39.0% and 39.1%, respectively. During the three and nine months ended September 30, 2011, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state income taxes and discrete tax items.

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

We file federal income tax returns in the U.S., state income tax returns in various state jurisdictions, and foreign income tax returns in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. BZ Intermediate is a wholly owned, consolidated entity of Boise Inc., and its tax return is filed under the consolidated tax return of Boise Inc. Domestic tax years beginning in 2009 and certain foreign tax jurisdictions are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which utilized. The jurisdictions which would be subject to examination include the U.S. federal jurisdiction and various state and foreign jurisdictions.

As of September 30, 2012, we had not recognized U.S. deferred income taxes on our cumulative total of undistributed earnings for non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings in operations outside the United States.

During the nine months ended September 30, 2012, refunds received, net of cash paid for taxes, were $0.2 million. Cash paid for taxes, net of refunds received, was $1.9 million during the nine months ended September 30, 2011.

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

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended September 30, 2012	Trade	Related Parties	Inter- segment	Total
Packaging	$270.9	$14.1	$0.7	$285.7	$22.7		$14.8	$37.5
Paper	352.0	—	18.0	370.0	5.5	(a)	21.8	27.3	(a)
Corporate and Other	8.2	—	8.5	16.8	(6.5)		0.9	(5.6)
Intersegment eliminations	—	—	(27.2)	(27.2)	—		—	—
	$631.1	$14.1	$—	$645.2	21.6		$37.5	$59.2
Interest expense					(15.5)
Interest income					—
					$6.2

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (c)
Three Months Ended September 30, 2011	Trade	Related Parties	Inter- segment	Total
Packaging	$238.2	$12.3	$1.0	$251.6	$32.0	$13.0	$45.1
Paper	372.5	—	18.1	390.6	36.1	22.5	58.6
Corporate and Other	8.6	—	9.2	17.8	(6.0)	0.9	(5.2)
Intersegment eliminations	—	—	(28.3)	(28.3)	—	—	—
	$619.4	$12.3	$—	$631.7	62.2	$36.4	$98.5
Interest expense					(15.7)
Interest income					0.1
					$46.5

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Nine Months Ended September 30, 2012	Trade	Related Parties	Inter- segment	Total
Packaging	$796.0	$44.7	$2.1	$842.8	$70.0		$45.5	$115.5
Paper	1,063.0	—	52.6	1,115.6	59.0	(a)	64.3	123.3	(a)
Corporate and Other	24.1	—	28.0	52.1	(19.6)		2.6	(17.0)
Intersegment eliminations	—	—	(82.6)	(82.6)	—		—	—
	$1,883.2	$44.7	$—	$1,927.9	109.3		$112.4	$221.7
Interest expense					(46.3)
Interest income					0.1
					$63.2

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)
Nine Months Ended September 30, 2011	Trade	Related Parties	Inter- segment	Total
Packaging	$664.6	$31.1	$2.6	$698.3	$73.2	(b)	$36.9	$110.0	(b)
Paper	1,084.4	—	52.4	1,136.8	90.3		66.9	157.1
Corporate and Other	23.5	—	27.1	50.6	(18.6)		2.7	(15.9)
Intersegment eliminations	—	—	(82.1)	(82.1)	—		—	—
	$1,772.5	$31.1	$—	$1,803.6	144.8		$106.4	$251.3
Interest expense					(48.2)
Interest income					0.2
					$96.9
____________

(a)
In September 2012, we committed to a plan to cease paper production on our one remaining paper machine (H2) at our St. Helens, Oregon, paper mill. For the three and nine months ended September 30, 2012, we recorded pretax charges totaling $31.3 million in our Paper segment. See Note 2, St. Helens Charges, for more information.

(b)
In connection with the Tharco purchase price allocation, inventories were written up to their estimated fair market value. As the related inventories were sold, we recognized $2.2 million of expense in "Materials, labor, and other operating expenses" in our Consolidated Statement of Income for the nine months ended September 30, 2011.

(c)
EBITDA represents income before interest (interest expense and interest income), income tax provision, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income, income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs given the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA for Boise Inc. and BZ Intermediate (dollars in millions):

	Three Months Ended September 30			Nine Months Ended September 30
	2012		2011	2012		2011
Net income	$3.6	(a)	$28.4	$38.6	(a)	$59.0
Interest expense	15.5		15.7	46.3		48.2
Interest income	—		(0.1)	(0.1)		(0.2)
Income tax provision	2.6		18.1	24.6		37.9
Depreciation, amortization, and depletion	37.5		36.4	112.4		106.4
EBITDA	$59.2	(a)	$98.5	$221.7	(a)	$251.3

7. Debt

At September 30, 2012 and December 31, 2011, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Interest Rate	Amount	Interest Rate
Tranche A term loan, due 2016	$175,000	2.22%	$200,000	2.30%
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Long-term debt	775,000	7.08	800,000	6.95
Current portion of long-term debt	—	—	(10,000)	2.30
Long-term debt, less current portion	$775,000	7.08%	$790,000	7.01%

As of September 30, 2012, our debt consisted of the following:

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

Interest on our Revolving Credit Facility and the Tranche A Term Loan Facility (collectively the Credit Facilities) is determined at our election and is based on an alternate base rate or the London Interbank Offered Rate (LIBOR), which is our current election, plus an applicable spread based on our total leverage ratio. Our total leverage ratio is essentially our total net debt divided by our trailing four quarters of Adjusted Consolidated EBITDA (as defined in the credit agreement). At September 30, 2012, the interest rate on our Credit Facilities is LIBOR plus 200 basis points. Based on our current election of one-month LIBOR, we pay interest on the Credit Facilities monthly in arrears.

At September 30, 2012, and December 31, 2011, we had no borrowings outstanding under our Revolving Credit Facility. We had availability of $492.7 million under our Revolving Credit Facility at September 30, 2012, which is net of outstanding letters of credit of $7.3 million.

The Credit Facilities and senior note agreements contain certain restrictions relating to dividend payments, capital expenditures, financial ratios, guarantees, and the incurrence of additional indebtedness, which are discussed in Note 7, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K.

Subject to specified exceptions, the Credit Facilities require that the proceeds from certain asset sales, casualty insurance, and certain debt issuances be used to pay down outstanding borrowings. During the nine months ended September 30, 2012, we made $25.0 million of long-term debt payments on our Tranche A Term

Loan, $17.5 million of which were voluntary and eliminate our required principal payment obligations until December 31, 2013.

As of September 30, 2012, required debt principal repayments were as follows (dollars in thousands):

	Remaining
	2012	2013	2014	2015	2016	Thereafter
Required debt principal repayments	$—	$5,000	$20,000	$30,000	$120,000	$600,000

At September 30, 2012, and December 31, 2011, we had $27.8 million and $31.0 million, respectively, of costs recorded in "Deferred financing costs" on our Consolidated Balance Sheets. We record the amortization of deferred financing costs in interest expense using the effective interest method over the term of the loans. For the three months ended September 30, 2012 and 2011, we recorded $1.1 million and $1.5 million, respectively, and for the nine months ended September 30, 2012 and 2011, we recorded $3.3 million and $4.5 million, respectively, of amortization expense in "Interest expense" in our Consolidated Statements of Income.

For the nine months ended September 30, 2012 and 2011, cash payments for interest were $30.3 million and $30.6 million, respectively.

With the exception of the Credit Facilities, our debt is fixed-rate debt. At September 30, 2012, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $662.3 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 1 inputs), discussed further in Note 8, Financial Instruments.

8. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk. We do not use derivative instruments for speculative purposes.

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At September 30, 2012, these derivatives included caps and call spreads, which we account for as economic hedges, and swaps, which are accounted for as cash flow hedges. As of September 30, 2012, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	October 2012	November 2012 Through March 2013	April 2013 Through October 2013	November 2013 Through March 2014	April 2014 Through October 2014	November 2014 Through March 2015	April 2015 Through October 2015
Approximate percent hedged	83%	87%	73%	53%	48%	43%	37%

Economic Hedges

For derivative instruments that are designated as economic hedges, the gain or loss on the derivatives is recognized in "Materials, labor, and other operating expenses" in the Consolidated Statements of Income. During the three and nine months ended September 30, 2012 and 2011, we recognized an insignificant amount of expense and/or income related to natural gas contracts we account for as economic hedges.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets and is recognized in "Materials, labor, and other operating expenses" in our Consolidated Statements of Income in the period in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the instruments is reclassified out of accumulated other comprehensive income (loss) to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable. At September 30, 2012, and December 31,

2011, we had $1.0 million and $3.7 million of losses, respectively, net of tax, recorded in "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets related to our natural gas contracts. Based on September 30, 2012 pricing, the estimated loss, net of tax, to be recognized in earnings during the next 12 months is $1.0 million.

The effects of our cash flow hedging instruments on our Consolidated Balance Sheets and Consolidated Statements of Income were as follows (dollars in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income				Loss Reclassified From Accumulated Other Comprehensive Income Into Earnings
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011	2012	2011	2012	2011
Natural gas contracts	$(2,919)	$1,355	$(1,688)	$1,355	$389	$—	$2,701	$—

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

Fair Values of Derivative Instruments

At September 30, 2012, and December 31, 2011, the fair value of our financial instruments was determined based on New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. The derivatives were valued by us using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs.

All of our derivative instruments are recorded in "Accrued liabilities, Other" and "Other long-term liabilities" on our Consolidated Balance Sheets. We offset asset and liability balances, by counterparty, where legal right of offset exists. The following table presents the fair value of these instruments at September 30, 2012, and December 31, 2011 (dollars in thousands):

	Level 2: Significant Other Observable Inputs
	September 30, 2012	December 31, 2011
Natural gas contracts
Cash flow hedges	$1,850	$6,022
Economic hedges	2,234	2,370
Total	$4,084	$8,392

Derivative instruments in an asset position at September 30, 2012, were not material. We did not have any derivative instruments in an asset position at December 31, 2011.

9. Retirement and Benefit Plans

The components of net periodic benefit cost are as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Service cost	$646	$746	$2,086	$3,224
Interest cost	6,135	6,385	18,460	19,196
Expected return on plan assets	(6,856)	(6,179)	(20,435)	(18,402)
Amortization of actuarial loss	2,445	1,405	7,662	4,189
Amortization of prior service costs and other	3	13	8	38
Plan curtailment loss	1,059	—	1,125	—
Net periodic benefit cost	$3,432	$2,370	$8,906	$8,245

Our funding practice for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we determine to be appropriate considering the funded status of the plan, tax deductibility, our cash flows from operations, and other factors. During the nine months ended September 30, 2012, we contributed $27.2 million to our pension plans, which exceeds our 2012 minimum required contributions.

10. Stockholders' Equity and Share-Based Compensation

Special Dividend

On March 21, 2012, we paid a special cash dividend of $0.48 per common share to Boise Inc. shareholders of record at the close of business on March 9, 2012. The dividend payment was $47.5 million.

Share-Based Compensation

Under the Boise Inc. Incentive and Performance Plan (the Plan), the compensation committee of our board of directors has the ability to authorize the grant of various types of stock- and cash-based awards. Awards granted under the Plan vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the Plan are from our authorized but unissued shares or from treasury shares. Share-based compensation costs in BZ Intermediate's financial statements represent expenses for restricted stock, restricted stock units, stock options, and performance units of Boise Inc., which have been pushed down to BZ Intermediate for accounting purposes. Additional information regarding the Plan and awards can be found in Note 11, Share-Based Compensation, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K.

Restricted Stock and Performance Unit Awards. For restricted stock and restricted stock units (collectively restricted stock), the awards generally vest over a three-year period. Performance unit awards granted are subject to adjustment based on the achievement of defined percentages of the two-year average return on net operating assets (RONOA). Because the RONOA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of awards expected to vest. Any shares not vested are forfeited. The fair values of the restricted stock and performance unit awards were based on the closing market price of our common stock on the date of grant, and compensation expense is recorded over the awards' vesting periods. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.

The following table presents the restricted stock and performance unit award activity for the nine months ended September 30, 2012 (shares in thousands):

	Restricted Stock Awards and Performance Units
	Nonvested Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2011	2,524	$2.55
Granted	716	8.06
Vested	(2,048)	1.23
Forfeited	(27)	5.51
Outstanding at September 30, 2012	1,165	$8.20

Stock Option Awards. From time to time we grant nonqualified stock options to members of management. The stock options have a contractual term of ten years. These awards are eligible to participate in dividend payments, if any, which we accrue to be paid upon the vesting of those awards.
A summary of our stock option activity is presented in the following table (number of options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	333	$8.53
Granted	508	8.22
Forfeited	—	—
Outstanding at September 30, 2012	841	$8.34	9.1	$0.4

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

The following table presents the range of assumptions used to calculate the fair value of stock options for the nine months ended September 30, 2012:

Black-Scholes-Merton assumptions:
Expected volatility	50.0%	-	50.1%
Expected life (years)	5.9	-	6.0
Risk-free interest rate	1.08%	-	1.39%
Expected dividend yield	—		—

Compensation Expense. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Income. Total recognized share-based compensation expense related to restricted stock, performance units, and stock options, net of estimated forfeitures, is as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Restricted stock awards and performance units	$1,365	$794	$3,674	$2,409
Stock options	262	111	682	267
Total share-based compensation expense	$1,627	$905	$4,356	$2,676

The unrecognized compensation expense for all share-based awards at September 30, 2012, is as follows (dollars in thousands):

	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock awards and performance units	$5,543	1.6
Stock options	2,014	2.1
Total unrecognized share-based compensation expense	$7,557	1.7

11. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. All of our goodwill is recorded in our Packaging segment.

Changes in the carrying amount of our goodwill are as follows (dollars in thousands):

Goodwill
Balance at January 1, 2011	$—
Goodwill acquired	162,169
Foreign currency translation adjustments	(478)
Balance at December 31, 2011	161,691
Foreign currency translation adjustments	148
Additions (reductions) (a)	(1,545)
Balance at September 30, 2012	$160,294
____________

(a)	For further information regarding the Hexacomb acquisition, including purchase price adjustments, see Note 3, Acquisition of Hexacomb.

Intangible Assets

Intangible assets represent primarily the values assigned to customer relationships, trademarks and trade names, technology, and noncompete agreements. We had $150.0 million and $159.1 million of intangible assets at September 30, 2012, and December 31, 2011, net of $23.7 million and $14.3 million of accumulated amortization, respectively. During the three months ended September 30, 2012 and 2011, we recorded intangible asset amortization of $3.0 million and $1.8 million, respectively. During the nine months ended September 30, 2012 and 2011, we recorded intangible asset amortization of $9.3 million and $4.7 million, respectively. Foreign intangible assets are affected by foreign currency translation.

12. Concentrations of Risk

Business

Sales to OfficeMax Incorporated (OfficeMax) represent a concentration in the volume of business transacted and in revenue generated from those transactions. Sales to OfficeMax were $121.6 million and $125.3 million, respectively, during the three months ended September 30, 2012 and 2011, representing 19% and 20% of total sales for those periods. Sales to OfficeMax were $373.5 million and $369.7 million, respectively, during the nine months ended September 30, 2012 and 2011, representing 19% and 20% of total sales for those periods. At September 30, 2012, and December 31, 2011, we had $41.9 million and $35.3 million, respectively, of accounts receivable due from OfficeMax. We expect OfficeMax to continue to represent a concentration of our revenues and transacted business. Any significant change in the willingness of OfficeMax to purchase our products or a significant deterioration in the financial condition of OfficeMax that affects their ability to pay could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Labor

As of September 30, 2012, we had approximately 5,400 employees. Approximately 51% of these employees worked pursuant to collective bargaining agreements. Approximately 5% worked pursuant to collective bargaining agreements that will expire within one year.

13. Inventories

The majority of our inventories are valued at the lower of cost or market, where cost is based on the average cost method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Other inventories are valued at the lower of either standard cost, which approximates cost based on the actual first-in, first-out usage pattern, or market.

Inventories include the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$163,644	$155,588
Work in process	37,476	41,172
Fiber	46,445	38,469
Other raw materials and supplies	73,405	72,076
	$320,970	$307,305

14. Property and Equipment

Property and equipment consisted of the following asset classes (dollars in thousands):

	September 30, 2012	December 31, 2011
Land	$28,820	$34,735
Buildings and improvements	254,265	248,174
Machinery and equipment	1,438,610	1,375,069
Construction in progress	49,859	44,563
	1,771,554	1,702,541
Less accumulated depreciation	(562,797)	(467,272)
	$1,208,757	$1,235,269

Depreciation expense for the three months ended September 30, 2012 and 2011, was $32.9 million and $32.6 million, respectively. During the nine months ended September 30, 2012 and 2011, depreciation expense was $98.4 million and $96.3 million, respectively.

15. Leases

We lease our distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $7.3 million and $6.2 million for the three months ended September 30, 2012 and 2011, respectively, and during the nine months ended September 30, 2012 and 2011, rental expense was $22.0 million and $17.3 million, respectively. Sublease rental income was not material in any of the periods presented.

16. Asset Retirement Obligations

We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. Fair value estimates are determined using Level 3 inputs in the fair value hierarchy. The fair value of our asset retirement obligations are measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Occasionally, we become aware of events or circumstances that require us to revise our future estimated cash flows. When revisions become necessary, we recalculate our obligation and adjust our asset and liability accounts utilizing appropriate discount rates. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

At September 30, 2012, asset retirement obligations related predominantly to landfill closure, wastewater treatment pond dredging, and closed-site monitoring costs and were recorded primarily in "Other long-term liabilities" on the Consolidated Balance Sheets. These liabilities are based on the best estimate of costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations for the nine months ended September 30, 2012 (dollars in thousands):

Asset retirement obligation at December 31, 2011	$10,041
Liabilities incurred	—
Accretion expense	390
Payments	—
Revisions in estimated cash flows (Note 2)	10,353
Asset retirement obligation at September 30, 2012	$20,784

We have additional asset retirement obligations with indeterminate settlement dates. The fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate the settlement dates of the obligations. These asset retirement obligations include, for example, (i) removal and disposal of potentially hazardous materials related to equipment and/or an operating facility if the equipment and/or facilities were to undergo major maintenance, renovation, or demolition and (ii) storage sites or owned facilities for which removal and/or disposal of chemicals and other related materials are required if the operating facility is closed. We will recognize a liability in the period in which sufficient information becomes available to reasonably estimate the fair value of these obligations.

17. Transactions With Related Parties

Related-Party Sales

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade Holdings, L.L.C. (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade in Louisiana. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. At September 30, 2012, and December 31, 2011, the carrying amounts of LTP's assets and liabilities on our Consolidated Balance Sheets were $4.4 million and $3.3 million, respectively, which related primarily to noninventory working capital items. During the three months ended September 30, 2012 and 2011, we recorded $14.1 million and $12.3 million, respectively, and during the nine months ended September 30, 2012 and 2011, we recorded $44.7 million and $31.1 million, respectively, of LTP sales to Boise Cascade in "Sales, Related parties" in the Consolidated Statements of Income and approximately the same amount of expenses in "Materials, labor, and other operating expenses." The sales were at prices designed to approximate market prices.

Related-Party Costs and Expenses

During the three months ended September 30, 2012 and 2011, fiber purchases from related parties were $5.3 million and $4.8 million, respectively, and during the nine months ended September 30, 2012 and 2011, fiber purchases from related parties were $14.7 million and $13.6 million, respectively. Most of these purchases related to log and chip purchases by LTP from Boise Cascade's wood products business. Costs associated with these purchases were recorded as "Fiber costs from related parties" in the Consolidated Statements of Income.

18. New and Recently Adopted Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU gives entities testing indefinite-lived intangible assets for impairment the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, a quantitative impairment test is required. This guidance is effective for annual and interim impairment tests beginning January 1, 2013, with early adoption permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU improves reporting and transparency of offsetting (netting) assets and liabilities and the related effects on the financial statements. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

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

19. Commitments, Guarantees, Indemnifications, and Legal Proceedings

Commitments

We have financial commitments for long-term debt and lease payments, and we are a party to a number of long-term log and fiber supply agreements that are discussed in Note 7, Debt, Note 14, Leases, and Note 19, Commitments, Guarantees, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K. In addition, we have other financial obligations that we enter into in the normal course of our business to purchase goods and services and to make capital improvements to our facilities. Due to recent legislation, our 2012 and 2013 minimum required contributions to our pension plans decreased from $20.1 million to $12.1 million and from $24.6 million to $10.2 million, respectively. However, during the nine months ended September 30, 2012, we contributed $27.2 million to our plans. During the nine months ended September 30, 2012, we made $25.0 million of long-term debt payments on our Tranche A Term Loan, $17.5 million of which were voluntary and eliminate our required principal payment obligations until December 31, 2013. As discussed in Note 2, St. Helens Charges, asset retirement obligations increased $10.4 million during third quarter 2012, and we expect to pay these costs over a longer term. Except as noted above, at September 30, 2012, there have been no other material changes to the amounts disclosed in our 2011 Form 10-K.

Guarantees and Indemnifications

We provide a wide range of guarantees, assurances, and indemnification arrangements in the normal course of our business. These include guarantees of statutory environmental obligations, tort indemnifications, tax indemnifications, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in financing, merger, and acquisition agreements. At September 30, 2012, we are not aware of any material liabilities arising from these indemnifications, and we are unable to estimate the maximum potential liability.

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

20. Consolidating Guarantor and Nonguarantor Financial Information

Our 9% and 8% senior notes (Senior Notes) were issued by Boise Paper Holdings and co-issuers (Boise Co-Issuer Company and Boise Finance Company). The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each of its existing and, to the extent they become guarantors under the Credit Facilities, future subsidiaries (other than: (i) Boise Paper Holdings and the co-issuers; (ii) Louisiana Timber Procurement Company, L.L.C.; and (iii) our foreign subsidiaries, including those acquired as part of the Hexacomb Acquisition).

The following consolidating financial statements present the results of operations, comprehensive income, financial position, and cash flows of (i) BZ Intermediate (parent); (ii) co-issuers; (iii) guarantor subsidiaries; (iv) nonguarantor subsidiaries; and (v) eliminations to arrive at the information on a consolidated basis. Other than these consolidated financial statements and footnotes for Boise Inc. and BZ Intermediate, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors. Furthermore, the cancellation provisions of the guarantor subsidiaries are customary, and they do not include an arrangement that permits a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for the purposes of the covenants included in the indentures, the release of the indebtedness under the indentures, or if the issuers exercise their legal defeasance option or discharge their obligations in accordance with the indentures.

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Three Months Ended September 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,679	$614,838	$12,537	$—	$631,054
Intercompany	—	—	2,085	29,555	(31,640)	—
Related parties	—	—	—	14,131	—	14,131
	—	3,679	616,923	56,223	(31,640)	645,185

Costs and expenses
Materials, labor, and other operating expenses	—	2,859	483,198	48,431	(31,640)	502,848
Fiber costs from related parties	—	—	—	5,266	—	5,266
Depreciation, amortization, and depletion	—	718	36,151	671	—	37,540
Selling and distribution expenses	—	—	29,640	375	—	30,015
General and administrative expenses	—	6,914	11,145	1,154	—	19,213
St. Helens charges	—	—	27,448	—	—	27,448
Other (income) expense, net	—	691	925	(107)	—	1,509
	—	11,182	588,507	55,790	(31,640)	623,839

Income (loss) from operations	—	(7,503)	28,416	433	—	21,346

Foreign exchange gain (loss)	—	339	(29)	(14)	—	296
Interest expense	—	(15,460)	—	2	—	(15,458)
Interest expense—intercompany	—	(49)	—	(14)	63	—
Interest income	—	—	3	—	—	3
Interest income—intercompany	—	14	49	—	(63)	—
	—	(15,156)	23	(26)	—	(15,159)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(22,659)	28,439	407	—	6,187
Income tax (provision) benefit	—	(2,777)	10	183	—	(2,584)

Income (loss) before equity in net income (loss) of affiliates	—	(25,436)	28,449	590	—	3,603
Equity in net income of affiliates	3,603	29,039	—	—	(32,642)	—
Net income	$3,603	$3,603	$28,449	$590	$(32,642)	$3,603

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Three Months Ended September 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,759	$613,899	$1,738	$—	$619,396
Intercompany	—	—	—	26,814	(26,814)	—
Related parties	—	—	—	12,346	—	12,346
	—	3,759	613,899	40,898	(26,814)	631,742

Costs and expenses
Materials, labor, and other operating expenses	—	3,570	471,018	36,111	(26,814)	483,885
Fiber costs from related parties	—	—	—	4,786	—	4,786
Depreciation, amortization, and depletion	—	699	35,675	—	—	36,374
Selling and distribution expenses	—	—	29,717	82	—	29,799
General and administrative expenses	—	5,964	8,432	—	—	14,396
Other (income) expense, net	—	359	(399)	(90)	—	(130)
	—	10,592	544,443	40,889	(26,814)	569,110

Income (loss) from operations	—	(6,833)	69,456	9	—	62,632

Foreign exchange gain (loss)	—	(588)	106	—	—	(482)
Interest expense	—	(15,725)	—	—	—	(15,725)
Interest expense—intercompany	—	(48)	—	(4)	52	—
Interest income	—	56	2	—	—	58
Interest income—intercompany	—	4	48	—	(52)	—
	—	(16,301)	156	(4)	—	(16,149)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,134)	69,612	5	—	46,483
Income tax (provision) benefit	—	(18,120)	1	—	—	(18,119)

Income (loss) before equity in net income (loss) of affiliates	—	(41,254)	69,613	5	—	28,364
Equity in net income of affiliates	28,364	69,618	—	—	(97,982)	—
Net income	$28,364	$28,364	$69,613	$5	$(97,982)	$28,364

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Nine Months Ended September 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$10,979	$1,835,446	$36,742	$—	$1,883,167
Intercompany	—	—	3,061	81,589	(84,650)	—
Related parties	—	—	—	44,704	—	44,704
	—	10,979	1,838,507	163,035	(84,650)	1,927,871

Costs and expenses
Materials, labor, and other operating expenses	—	9,916	1,446,917	140,307	(84,650)	1,512,490
Fiber costs from related parties	—	—	—	14,678	—	14,678
Depreciation, amortization, and depletion	—	2,040	108,310	2,049	—	112,399
Selling and distribution expenses	—	—	90,487	738	—	91,225
General and administrative expenses	—	21,155	33,922	4,179	—	59,256
St. Helens charges	—	—	27,448	—	—	27,448
Other (income) expense, net	—	843	1,114	(367)	—	1,590
	—	33,954	1,708,198	161,584	(84,650)	1,819,086

Income (loss) from operations	—	(22,975)	130,309	1,451	—	108,785

Foreign exchange gain	—	342	47	166	—	555
Interest expense	—	(46,258)	—	2	—	(46,256)
Interest expense—intercompany	—	(144)	—	(42)	186	—
Interest income	—	48	53	—	—	101
Interest income—intercompany	—	42	144	—	(186)	—
	—	(45,970)	244	126	—	(45,600)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(68,945)	130,553	1,577	—	63,185
Income tax provision	—	(24,406)	(13)	(163)	—	(24,582)

Income (loss) before equity in net income (loss) of affiliates	—	(93,351)	130,540	1,414	—	38,603
Equity in net income of affiliates	38,603	131,954	—	—	(170,557)	—
Net income	$38,603	$38,603	$130,540	$1,414	$(170,557)	$38,603

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Nine Months Ended September 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$11,028	$1,756,962	$4,510	$—	$1,772,500
Intercompany	—	—	—	72,213	(72,213)	—
Related parties	—	—	—	31,140	—	31,140
	—	11,028	1,756,962	107,863	(72,213)	1,803,640

Costs and expenses
Materials, labor, and other operating expenses	—	10,470	1,385,445	94,254	(72,213)	1,417,956
Fiber costs from related parties	—	—	—	13,609	—	13,609
Depreciation, amortization, and depletion	—	2,235	104,203	—	—	106,438
Selling and distribution expenses	—	—	78,412	243	—	78,655
General and administrative expenses	—	17,307	24,408	—	—	41,715
Other (income) expense, net	—	1,772	(1,373)	(265)	—	134
	—	31,784	1,591,095	107,841	(72,213)	1,658,507

Income (loss) from operations	—	(20,756)	165,867	22	—	145,133

Foreign exchange gain (loss)	—	(507)	212	—	—	(295)
Interest expense	—	(48,164)	—	—	—	(48,164)
Interest expense—intercompany	—	(141)	—	(11)	152	—
Interest income	—	204	6	—	—	210
Interest income—intercompany	—	11	141	—	(152)	—
	—	(48,597)	359	(11)	—	(48,249)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(69,353)	166,226	11	—	96,884
Income tax provision	—	(37,874)	(55)	—	—	(37,929)

Income (loss) before equity in net income (loss) of affiliates	—	(107,227)	166,171	11	—	58,955
Equity in net income of affiliates	58,955	166,182	—	—	(225,137)	—
Net income	$58,955	$58,955	$166,171	$11	$(225,137)	$58,955

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$3,603	$3,603	$28,449	$590	$(32,642)	$3,603
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	970	—	970
Cash flow hedges:
Change in fair value	—	1,794	—	—	—	1,794
Loss included in net income	—	239	—	—	—	239
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	1,500	—	—	—	1,500
Equity in other comprehensive income of affiliates	4,503	970	—	—	(5,473)	—
	4,503	4,503	—	970	(5,473)	4,503

Comprehensive income (loss)	$8,106	$8,106	$28,449	$1,560	$(38,115)	$8,106

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$28,364	$28,364	$69,613	$5	$(97,982)	$28,364
Other comprehensive income (loss), net of tax
Cash flow hedges:
Change in fair value	—	(832)	—	—	—	(832)
Loss included in net income	—	—	—	—	—	—
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	867	—	—	—	867
Other	—	—	—	—	—	—
Equity in other comprehensive income of affiliates	35	—	—	—	(35)	—
	35	35	—	—	(35)	35

Comprehensive income	$28,399	$28,399	$69,613	$5	$(98,017)	$28,399

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$38,603	$38,603	$130,540	$1,414	$(170,557)	$38,603
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(482)	—	(482)
Cash flow hedges:
Change in fair value	—	1,038	—	—	—	1,038
Loss included in net income	—	1,660	—	—	—	1,660
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	4,700	—	—	—	4,700
Equity in other comprehensive income (loss) of affiliates	6,916	(482)	—	—	(6,434)	—
	6,916	6,916	—	(482)	(6,434)	6,916

Comprehensive income (loss)	$45,519	$45,519	$130,540	$932	$(176,991)	$45,519

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$58,955	$58,955	$166,171	$11	$(225,137)	$58,955
Other comprehensive income (loss), net of tax
Cash flow hedges:
Change in fair value	—	(832)	—	—	—	(832)
Loss included in net income	—	—	—	—	—	—
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	2,583	—	—	—	2,583
Other	—	(1)	—	—	—	(1)
Equity in other comprehensive income of affiliates	1,750	—	—	—	(1,750)	—
	1,750	1,750	—	—	(1,750)	1,750

Comprehensive income	$60,705	$60,705	$166,171	$11	$(226,887)	$60,705

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at September 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$93,873	$1,460	$7,043	$—	$102,376
Receivables
Trade, less allowances	—	1,356	248,691	9,731	—	259,778
Intercompany	—	1,130	2,340	2,770	(6,240)	—
Other	—	3,196	3,903	798	—	7,897
Inventories	—	3	317,740	3,227	—	320,970
Deferred income taxes	—	5,579	—	—	—	5,579
Prepaid and other	—	7,113	5,051	612	—	12,776
	—	112,250	579,185	24,181	(6,240)	709,376

Property
Property and equipment, net	—	6,626	1,190,725	11,406	—	1,208,757
Fiber farms	—	—	23,719	—	—	23,719
	—	6,626	1,214,444	11,406	—	1,232,476

Deferred financing costs	—	27,820	—	—	—	27,820
Goodwill	—	—	153,345	6,949	—	160,294
Intangible assets, net	—	—	135,768	14,223	—	149,991
Investments in affiliates	800,713	1,781,417	—	—	(2,582,130)	—
Intercompany notes receivable	—	3,400	—	—	(3,400)	—
Other assets	—	6,368	1,319	140	—	7,827
Total assets	$800,713	$1,937,881	$2,084,061	$56,899	$(2,591,770)	$2,287,784

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at September 30, 2012 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable
Trade	—	14,631	188,777	6,241	—	209,649
Intercompany	—	555	2,212	3,553	(6,320)	—
Accrued liabilities
Compensation and benefits	—	23,252	46,288	1,226	—	70,766
Interest payable	—	23,287	—	—	—	23,287
Other	—	3,266	21,728	2,603	80	27,677
	—	64,991	259,005	13,623	(6,240)	331,379

Debt
Long-term debt, less current portion	—	775,000	—	—	—	775,000
Intercompany notes payable	—	—	—	3,400	(3,400)	—
	—	775,000	—	3,400	(3,400)	775,000

Other
Deferred income taxes	—	104,341	53,268	3,384	—	160,993
Compensation and benefits	—	147,191	1,149	—	—	148,340
Other long-term liabilities	—	45,645	25,369	345	—	71,359
	—	297,177	79,786	3,729	—	380,692

Commitments and contingent liabilities

Capital
Business unit equity	915,759	915,759	1,745,270	36,981	(2,698,010)	915,759
Accumulated other comprehensive loss	(115,046)	(115,046)	—	(834)	115,880	(115,046)
	800,713	800,713	1,745,270	36,147	(2,582,130)	800,713

Total liabilities and capital	$800,713	$1,937,881	$2,084,061	$56,899	$(2,591,770)	$2,287,784

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$82,532	$9,737	$4,727	$—	$96,996
Receivables
Trade, less allowances	—	1,183	220,621	7,034	—	228,838
Intercompany	—	40	21	2,099	(2,160)	—
Other	—	2,477	5,064	81	—	7,622
Inventories	—	3	304,490	2,812	—	307,305
Deferred income taxes	—	20,379	—	—	—	20,379
Prepaid and other	—	4,467	2,588	(111)	—	6,944
	—	111,081	542,521	16,642	(2,160)	668,084

Property
Property and equipment, net	—	5,652	1,217,520	12,097	—	1,235,269
Fiber farms	—	—	21,193	—	—	21,193
	—	5,652	1,238,713	12,097	—	1,256,462

Deferred financing costs	—	30,956	—	—	—	30,956
Goodwill	—	—	156,305	5,386	—	161,691
Intangible assets, net	—	—	143,986	15,134	—	159,120
Investments in affiliates	803,344	1,817,537	—	—	(2,620,881)	—
Intercompany notes receivable	—	3,400	—	—	(3,400)	—
Other assets	—	5,805	3,948	4	—	9,757
Total assets	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000	$—	$—	$—	$10,000
Accounts payable
Trade	—	19,566	176,575	6,443	—	202,584
Intercompany	—	—	2,119	1	(2,120)	—
Accrued liabilities
Compensation and benefits	—	24,581	39,457	869	—	64,907
Interest payable	—	10,528	—	—	—	10,528
Other	—	8,626	13,769	185	(40)	22,540
	—	73,301	231,920	7,498	(2,160)	310,559

Debt
Long-term debt, less current portion	—	790,000	—	—	—	790,000
Intercompany notes payable	—	—	—	3,400	(3,400)	—
	—	790,000	—	3,400	(3,400)	790,000

Other
Deferred income taxes	—	94,822	53,365	4,525	—	152,712
Compensation and benefits	—	172,305	89	—	—	172,394
Other long-term liabilities	—	40,659	16,261	141	—	57,061
	—	307,786	69,715	4,666	—	382,167

Commitments and contingent liabilities

Capital
Business unit equity	925,306	925,306	1,783,838	34,051	(2,743,195)	925,306
Accumulated other comprehensive loss	(121,962)	(121,962)	—	(352)	122,314	(121,962)
	803,344	803,344	1,783,838	33,699	(2,620,881)	803,344

Total liabilities and capital	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income	$38,603	$38,603	$130,540	$1,414	$(170,557)	$38,603
Items in net income not using (providing) cash
Equity in net income of affiliates	(38,603)	(131,954)	—	—	170,557	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	5,560	108,310	2,049	—	115,919
Share-based compensation expense	—	4,356	—	—	—	4,356
Pension expense	—	7,847	1,059	—	—	8,906
Deferred income taxes	—	20,982	—	(225)	—	20,757
St. Helens charges	—	—	28,371	—	—	28,371
Other	—	(121)	1,112	(166)	—	825
Decrease (increase) in working capital
Receivables	—	(1,978)	(28,323)	(3,961)	4,080	(30,182)
Inventories	—	—	(15,309)	(530)	—	(15,839)
Prepaid expenses	—	(626)	(2,463)	(507)	—	(3,596)
Accounts payable and accrued liabilities	—	4,632	16,767	3,609	(4,080)	20,928
Current and deferred income taxes	—	1,640	(1)	(48)	—	1,591
Pension payments	—	(27,240)	—	—	—	(27,240)
Other	—	2,585	(905)	195	—	1,875
Cash provided by (used for) operations	—	(75,714)	239,158	1,830	—	165,274
Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,048)	(78,656)	(589)	—	(82,293)
Other	—	342	329	477	—	1,148
Cash provided by (used for) investment	—	(2,706)	(78,327)	(112)	—	(81,145)
Cash provided by (used for) financing
Payments of long-term debt	—	(25,000)	—	—	—	(25,000)
Payments (to) from Boise Inc., net	(52,585)	—	—	—	—	(52,585)
Due to (from) affiliates	52,585	115,007	(169,108)	1,516	—	—
Other	—	(246)	—	(918)	—	(1,164)
Cash provided by (used for) financing	—	89,761	(169,108)	598	—	(78,749)
Increase (decrease) in cash and cash equivalents	—	11,341	(8,277)	2,316	—	5,380
Balance at beginning of the period	—	82,532	9,737	4,727	—	96,996
Balance at end of the period	$—	$93,873	$1,460	$7,043	$—	$102,376

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2011
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income	$58,955	$58,955	$166,171	$11	$(225,137)	$58,955
Items in net income not using (providing) cash
Equity in net income of affiliates	(58,955)	(166,182)	—	—	225,137	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	6,920	104,203	—	—	111,123
Share-based compensation expense	—	2,676	—	—	—	2,676
Pension expense	—	8,245	—	—	—	8,245
Deferred income taxes	—	33,950	—	—	—	33,950
Other	—	525	548	—	—	1,073
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(1,089)	(15,274)	(1,572)	224	(17,711)
Inventories	—	11	(10,009)	—	—	(9,998)
Prepaid expenses	—	856	(2,155)	(2)	—	(1,301)
Accounts payable and accrued liabilities	—	6,233	3,110	1,500	(224)	10,619
Current and deferred income taxes	—	1,782	(13)	(1)	—	1,768
Pension payments	—	(25,335)	—	—	—	(25,335)
Other	—	(1,423)	2,904	—	—	1,481
Cash provided by (used for) operations	—	(73,876)	249,485	(64)	—	175,545
Cash provided by (used for) investment
Acquisitions of businesses and facilities, net of cash acquired	—	—	(201,289)	—	—	(201,289)
Expenditures for property and equipment	—	(2,458)	(81,411)	—	—	(83,869)
Purchases of short-term investments	—	(3,494)	—	—	—	(3,494)
Maturities of short-term investments	—	14,114	—	—	—	14,114
Other	—	(507)	2,013	—	—	1,506
Cash provided by (used for) investment	—	7,655	(280,687)	—	—	(273,032)
Cash provided by (used for) financing
Issuances of long-term debt	—	75,000	—	—	—	75,000
Payments of long-term debt	—	(106,250)	—	—	—	(106,250)
Payments (to) from Boise Inc., net	135,541	—	—	—	—	135,541
Due to (from) affiliates	(135,541)	101,278	34,271	(8)	—	—
Other	—	(4,009)	—	—	—	(4,009)
Cash provided by (used for) financing	—	66,019	34,271	(8)	—	100,282
Increase in cash and cash equivalents	—	(202)	3,069	(72)	—	2,795
Balance at beginning of the period	—	166,410	6	417	—	166,833
Balance at end of the period	$—	$166,208	$3,075	$345	$—	$169,628

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate and report our results in three segments: Packaging, Paper, and Corporate and Other (support services). See Note 6, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q for more information related to our segments.

Executive Summary

During the three months ended September 30, 2012, we reported $3.6 million of net income, or $22.8 million excluding the $31.3 million of pretax costs ($19.2 million after estimated taxes) primarily related to our plan to cease paper production on our one remaining paper machine (H2) at our St. Helens, Oregon, paper mill by December 31, 2012, compared with $28.4 million in the same period a year ago. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information related to the machine shutdown. During the nine months ended September 30, 2012, we recorded $38.6 million of net income, or $57.8 million excluding special items, compared with $59.0 million, or $60.3 million excluding special items, in the same period in the prior year. EBITDA excluding special items for the three and nine months ended September 30, 2012, was $90.5 million and $253.0 million, compared with $98.5 million and $253.5 million for the corresponding periods in the prior year, respectively.

While our businesses ran well for both the three and nine months ended September 30, 2012, our results were negatively affected by lower sales volumes and prices for market pulp and higher chemical costs in our Paper segment, which were only partially offset by lower fiber costs and increases in the volume of label and release and premium office papers sold. In our Packaging segment, the acquisitions of Tharco and Hexacomb positively impacted our results. During the year, we continued to increase our vertical integration, reducing our exposure to linerboard export markets, which experienced declines in selling prices, compared with the prior-year quarter and year to date. During the three and nine months ended September 30, 2012, we sold 34% and 26% less linerboard to external markets, compared with the same periods in 2011. Negatively affecting earnings in the Packaging segment during the three and nine months ended September 30, 2012, however, was margin pressure on the sale of our products at our converting operations, primarily in Texas and California, and higher annual outage costs.

Despite a sluggish U.S. economy and continued concerns over the European debt crisis, our financial position remains strong. As of September 30, 2012, we had $102.4 million of cash and cash equivalents, $775.0 million in total debt, and $492.7 million of unused borrowing capacity under our revolving credit facility. During the nine months ended September 30, 2012, we made $25.0 million of payments on our Tranche A term loan, of which $17.5 million were voluntary and eliminate our required principal payment obligations until December 31, 2013. During the first nine months of 2012, we returned $47.5 million of capital back to our shareholders through a special dividend of $0.48 per common share paid on March 21, 2012.

The following table sets forth our financial results for the three and nine months ended September 30, 2012 and 2011 (dollars in millions, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Sales	$645.2	$631.7	$1,927.9	$1,803.6
Net income	3.6	28.4	38.6	59.0
Net income per diluted share	0.04	0.24	0.38	0.55
Net income excluding special items	22.8	28.4	57.8	60.3
Net income per diluted share excluding special items	0.23	0.24	0.57	0.56
EBITDA	59.2	98.5	221.7	251.3
EBITDA excluding special items	90.5	98.5	253.0	253.5

For reconciliations and information on our use of measures that are not measures under U.S. generally accepted accounting principles (GAAP), including net income excluding special items, net income per diluted share excluding special items, EBITDA, and EBITDA excluding special items, see "Non-GAAP Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Demand for Our Products

U.S. industry containerboard demand was down slightly during the first nine months of 2012, compared with the first nine months of 2011. While absolute industry box shipments were down 0.4% through September 2012, box shipments on an average-week basis, increased 0.2% compared with the same period in 2011 according to the American Forest & Paper Association (AF&PA). Year-to-date industry operating rates through September 2012 of 95%, measured as total production in the U.S. as a percentage of total capacity, were flat, compared with September 2011, according to AF&PA. Total U.S. containerboard inventories were down slightly at 2.1 million short tons in September 2012, compared with 2.2 million and 2.4 million short tons in both June 2012 and December 2011, respectively.

Packaging demand in our agriculture and food markets has historically been correlated to weather and crop harvests in the Pacific Northwest. Compared with third quarter 2011, demand in these markets improved. Demand in our linerboard export markets and industrial corrugated markets are more closely aligned with general economic activity. As a result of our increased vertical integration, we have less exposure to linerboard export markets, which were weaker in third quarter 2012, compared with the prior-year quarter. Industrial corrugated markets remained stable despite sluggish domestic economic conditions.

The paper industry is becoming more competitive as demand declines and the uncoated freesheet market becomes increasingly global. U.S. industry demand for uncoated freesheet paper declined during the first nine months of 2012, compared with the same period in 2011. According to AF&PA, U.S. industry shipments were down 3.5% year-to-date 2012, compared with the same period in 2011. Year-to-date industry operating rates through September 2012, measured as total uncoated freesheet paper shipments in the U.S. as a percentage of total capacity, were at 92%. Demand for commodity communication papers has declined due to soft macroeconomic conditions and high unemployment and continues to be negatively affected by the secular shift to electronic media for communications. The demand for printing and converting products is declining even faster. These products have also been negatively affected by weak macroeconomic conditions and by the decline in direct-mail advertising. Declines in demand have been mitigated by significant reductions in uncoated freesheet paper industry capacity in recent years, and that trend continued during third quarter 2012. U.S. uncoated freesheet paper inventories decreased to approximately 890,000 short tons in September 2012, compared with 919,000 and 948,000 short tons in June 2012 and December 2011, respectively. Our uncoated freesheet volumes increased 1% in third quarter 2012, despite overall demand decline, driven by continued growth in label and release and premium office papers sales volumes, which increased 4%.

Net Selling Prices and Input Costs

During the quarter, we continued to increase our vertical integration as a result of our acquisitions of Tharco and Hexacomb, successfully reducing our exposure to linerboard export markets, which experienced a decline in selling prices, compared with the prior-year quarter. In third quarter 2012, we sold 34% less linerboard to external markets, compared with the same quarter a year ago. In third quarter 2012, we announced a $50-per-short-ton price increase on linerboard sales. We did not see any benefit from the price increase in third quarter 2012, but expect to begin to recognize benefits in fourth quarter 2012.

Net selling prices for uncoated freesheet declined 3% during third quarter 2012, compared with third quarter 2011. Our average uncoated freesheet net sales prices were $975 per ton in third quarter 2012, compared with $1,003 per ton in the same period a year ago. During third quarter 2012, net selling prices and volumes for market pulp declined 22% and 41%, respectively, due to decreased demand, primarily in Asia.
Compared with third quarter 2011, prices for commodity chemicals increased, and prices for wood fiber decreased primarily in our Paper segment. Diesel prices, which affect freight costs on both inbound raw materials and outbound finished goods, remained high, while natural gas prices declined, compared with third quarter 2011. Labor costs are not as volatile as energy and wood fiber costs; however, they make up a significant component of our operating costs and tend to increase over time.
Outlook

Looking ahead, we will continue to integrate the Tharco and Hexacomb operations and evaluate both organic and acquisition growth opportunities for our Packaging segment that combine industrial and competitive logic with a reasonable price. In our Packaging segment, we expect to begin benefiting from recently implemented linerboard price increases in the fourth quarter. As demand for paper products declines, we will manage our production based on supply and demand, which may result in us reducing our production of paper over time. We continue to look for ways to decrease production costs and increase productivity. In the fourth quarter, we expect increased maintenance costs in our Paper segment as a result of scheduled annual maintenance at one of our mills. We also expect increasing energy costs.

Segment Highlights

Set forth below are our average net selling prices and volumes for our principal products, as well as some key financial information by segment (volumes in thousands of short tons and dollars per short ton, except corrugated containers and sheets, dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Packaging
Sales Prices (a)
Linerboard, Total	$462	$464	$455	$460
Linerboard, External sales	421	427	406	426
Newsprint	537	541	540	541
Corrugated containers and sheets ($/msf)	76	70	76	67
Sales volumes (thousands of short tons, except corrugated)
Linerboard, Total	156	157	454	449
Linerboard, External sales	37	55	128	173
Newsprint	60	58	173	172
Corrugated containers and sheets (mmsf) (b)	2,584	2,284	7,502	6,423
Input and outage costs
Input costs
Fiber, including purchased rollstock	$39.8	$41.4	$133.5	$114.6
Energy	16.4	16.4	44.8	50.1
Chemicals	10.6	10.2	31.2	27.9
Total input costs	66.8	68.0	209.5	192.7
Outage costs	3.5	—	11.2	9.9
EBITDA (c)	37.5	45.1	115.5	110.0
EBITDA excluding special items (c)	37.5	45.1	115.5	112.2
Assets	948.3	762.9
Paper
Sales Prices (a)
Uncoated freesheet (d)	$975	$1,003	$974	$989
Corrugating medium	509	483	491	480
Market pulp	449	574	464	597
Sales volumes
Uncoated freesheet (d)	314	312	951	936
Corrugating medium	34	35	100	101
Market pulp	18	31	37	70
Input and outage costs
Input costs
Fiber	$85.7	$102.3	$265.3	$283.0
Energy	33.4	35.7	100.6	107.5
Chemicals	55.6	53.6	162.0	146.7
Total input costs	174.7	191.7	527.8	537.2
Outage costs	0.4	—	10.2	13.7
EBITDA (c)	27.3	58.6	123.3	157.1
EBITDA excluding special items (c)	58.6	58.6	154.6	157.1
Assets	1,189.2	1,201.1
_____________

(a)
Average net selling prices for our principal products represent sales less freight costs, discounts, and allowances. As reported in Note 6, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q, segment revenues include fees for shipping and handling charged to customers for sales transactions.

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

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2012 and 2011 (dollars in millions, except percent-of-sales data):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Sales
Trade	$631.1	$619.4	$1,883.2	$1,772.5
Related parties	14.1	12.3	44.7	31.1
	645.2	631.7	1,927.9	1,803.6

Costs and expenses
Materials, labor, and other operating expenses	502.8	483.9	1,512.5	1,418.0
Fiber costs from related parties	5.3	4.8	14.7	13.6
Depreciation, amortization, and depletion	37.5	36.4	112.4	106.4
Selling and distribution expenses	30.0	29.8	91.2	78.7
General and administrative expenses	19.2	14.4	59.3	41.7
St. Helens charges	27.4	—	27.4	—
Other (income) expense, net	1.5	(0.1)	1.6	0.1
	623.8	569.1	1,819.1	1,658.5

Income from operations	$21.3	$62.6	$108.8	$145.1

Sales
Trade	97.8%	98.0%	97.7%	98.3%
Related parties	2.2	2.0	2.3	1.7
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	77.9%	76.6%	78.5%	78.6%
Fiber costs from related parties	0.8	0.8	0.8	0.8
Depreciation, amortization, and depletion	5.8	5.8	5.8	5.9
Selling and distribution expenses	4.7	4.7	4.7	4.4
General and administrative expenses	3.0	2.3	3.1	2.3
St. Helens charges	4.3	—	1.4	—
Other (income) expense, net	0.2	—	0.1	—
	96.7%	90.1%	94.4%	92.0%

Income from operations	3.3%	9.9%	5.6%	8.0%

The table above includes financial results for Tharco and Hexacomb since their acquisitions on March 1 and December 1, 2011, respectively.

Operating Results

Sales
For the three months ended September 30, 2012, total sales increased $13.4 million, or 2%, to $645.2 million, compared with $631.7 million for the three months ended September 30, 2011. For the nine months ended

September 30, 2012, total sales increased $124.2 million, or 7%, to $1,927.9 million, compared with $1,803.6 million for the same period in 2011. In both periods, the increase was a result of increased sales from our acquisitions of Tharco in March 2011 and Hexacomb in December 2011, which increased sales in our Packaging segment, offset partially by lower sales volumes and prices for market pulp in our Paper segment.

Packaging. Sales increased $34.1 million, or 14%, to $285.7 million from $251.6 million for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. The increase primarily related to the acquisition of Hexacomb on December 1, 2011, which increased our corrugated product sales volumes, compared with third quarter 2011. Other drivers include a 10% increase in corrugated product volumes not related to Tharco and Hexacomb. As a result of our acquisitions of Tharco and Hexacomb, we continue to increase our vertical integration and internal consumption of linerboard, reducing our exposure to export markets. During third quarter 2012, our linerboard net selling prices and sales volumes to third parties decreased 1% and 34%, respectively, compared with third quarter 2011.

Sales increased $144.4 million, or 21%, to $842.8 million from $698.3 million for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. Our acquisitions of Tharco and Hexacomb resulted in an increase of $134.5 million in sales for packaging products. Other drivers include a 5% increase in corrugated product volumes not related to Tharco and Hexacomb. These increases were offset partially by decreases of 5% and 26% in net selling prices and sales volumes, respectively, of linerboard to third parties.

Paper. Sales decreased $20.7 million, or 5%, to $370.0 million from $390.6 million for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. The decrease was due primarily to declines in sales volumes and net selling prices for market pulp of 41% and 22%, respectively. Uncoated freesheet net selling prices decreased 3%, and volumes increased 1% for the three months ended September 30, 2012, compared with the prior-year quarter. Sales volumes of label and release and premium office papers grew 4%, compared with the prior-year quarter, and represented 34% of our total uncoated freesheet sales volumes for third quarter 2012.

Sales were $1,115.6 million for the nine months ended September 30, 2012, decreasing slightly, compared with $1,136.8 million for the nine months ended September 30, 2011. Sales volumes and net selling prices for market pulp decreased 47% and 22%, respectively. Volumes of uncoated freesheet increased 2%, and net selling prices decreased 2%, compared with the first nine months of 2011. Sales volumes of label and release and premium office papers grew 6%, compared with the first nine months of 2011, and represented 34% of our total uncoated freesheet sales volumes for the first nine months of 2012.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $19.4 million to $508.1 million for the three months ended September 30, 2012, compared with $488.7 million for the three months ended September 30, 2011. The increase related primarily to higher labor costs due mostly to the acquisition of Hexacomb in December 2011, and higher chemical input costs in our Packaging and Paper segments, offset partially by lower energy and fiber costs. Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $95.6 million to $1,527.2 million for the nine months ended September 30, 2012, compared with $1,431.6 million for the nine months ended September 30, 2011. The increases related primarily to higher labor costs due to the acquisition and Hexacomb, higher chemical input costs in our Packaging and Paper segments, and higher purchased rollstock fiber costs associated with Hexacomb, offset partially by lower energy costs and lower wood fiber costs in our Paper segment.

The table below breaks out our most significant input costs: fiber (including purchased rollstock consumed in our corrugated operations), chemicals, and energy (dollars in millions).

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Fiber	$125.5	$143.7	$398.8	$397.6
Chemicals	66.2	63.8	193.2	174.6
Energy	49.8	52.2	145.4	157.6
	$241.5	$259.6	$737.3	$729.9

Fiber. Costs for fiber in third quarter 2012, including purchased rollstock consumed in our corrugated operations, decreased $1.6 million in our Packaging segment and $16.6 million in our Paper segment, compared with the same period in 2011. Compared with the nine months ended September 30, 2011, total costs for fiber, including purchased rollstock consumed in our corrugated operations, increased $18.9 million in our Packaging segment and decreased $17.8 million in our Paper segment. Purchased rollstock costs in our Packaging segment increased due to the acquisitions of Tharco and Hexacomb. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased slightly in third quarter 2012, compared with the prior-year quarter, but remain elevated. Higher diesel costs increase the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

In Minnesota and Alabama, our overall fiber costs decreased in the third quarter and for the nine months ended September 30, 2012, compared with the corresponding periods in the prior year, due to improved pulp production, which reduced consumption of purchased pulp. In Minnesota, the decreases were offset partially by higher secondary fiber costs. In Alabama, the decreases were offset partially by increased wood prices and consumption of secondary fiber. In Washington, fiber costs increased for the nine months ended September 30, 2012, but decreased in third quarter 2012, compared with the corresponding periods in the prior year. The increase year to date is the result of higher prices for wood fiber and higher consumption of purchased pulp and secondary fiber, offset partially by lower usage of wood fiber and prices for both purchased pulp and secondary fiber. The quarterly decrease was due to lower wood prices and consumption.

Fiber costs at our DeRidder, Louisiana, mill increased slightly in third quarter 2012, compared with the same period last year, due to higher prices and consumption of wood fiber, offset partially by lower prices and consumption of secondary fiber. During the nine months of 2012, fiber costs increased as a result of higher prices and consumption of wood fiber, offset partially by lower consumption and prices of secondary fiber as a result of increased linerboard production.

Chemicals. Chemical costs increased $0.4 million in our Packaging segment and $2.0 million in our Paper segment, compared with the three months ended September 30, 2011. Chemical costs increased $3.2 million in our Packaging segment and $15.3 million in our Paper segment, compared with the nine months ended September 30, 2011. In both periods, the increased costs were primarily a result of increased prices for commodity chemicals, including caustic soda and starch. Costs also increased as the result of increased production of label and release papers, which require more chemicals to produce.

Energy. Compared with the three months ended September 30, 2011, energy costs were flat in our Packaging segment and decreased $2.4 million in our Paper segment. In our Packaging segment, increases in consumption of electricity and consumption and prices for fuel were offset by decreases in electricity prices. In our Paper segment, the decrease was due primarily to lower prices for fuel. Energy costs decreased $5.3 million in our Packaging segment and $6.9 million in our Paper segment, compared with the nine months ended September 30, 2011. In our Packaging segment, the decrease was due to lower prices for electricity and natural gas, offset partially by a modest increase in consumption of fuel. In our Paper segment, this decrease was due to lower prices and consumption of fuel, offset in part by higher electricity prices.

Labor. Labor costs related to production recorded in "Materials, labor, and other operating expenses" were $89.0 million and $265.4 million for the three and nine months ended September 30, 2012. These costs increased $9.6 million and $31.1 million, compared with the prior-year periods. The increases were primarily attributable to our acquisitions of Tharco and Hexacomb. Labor costs are not as volatile as wood fiber costs and energy; however, they make up a significant component of our operating costs and tend to increase over time.

Selling and distribution expenses. Selling and distribution expenses increased $0.2 million, compared with the three months ended September 30, 2011, and $12.6 million, compared with the nine months ended September 30, 2011. The increase in selling and distribution expenses related primarily to the acquisitions of Tharco and Hexacomb. Tharco serves a larger proportion of small customers with a more diverse range of products, compared with our historical packaging business, resulting in higher selling and distribution costs. Excluding Tharco and Hexacomb, selling and distribution expenses were essentially flat as a percentage of sales for the three and nine months ended September 30, 2012, compared with the same periods in 2011.

St. Helens Charges. In September 2012, we committed to a plan to cease paper production on our remaining paper machine (H2) at our St. Helens, Oregon, paper mill by December 31, 2012. During the three and nine months ended September 30, 2012, we recorded $31.3 million of pretax costs primarily related to ceasing operations at the mill. These costs are recorded in our Paper segment. The $31.3 million of costs included approximately $14.2 million of non-cash charges related primarily to the impairment of property, plant and equipment, and inventory; and approximately $17.1 million of cash costs of which we expect to pay approximately $6.7 million of employee-related and other costs in early 2013 and the remaining amounts over a longer term. We recorded $27.4 million in "St. Helens charges" and $3.9 million related primarily to inventory in "Materials, labor, and other operating expenses" in our Consolidated Statements of Income.

Depreciation, amortization, and depletion and general and administrative expenses increased during the three and nine months ended September 30, 2012, compared with the corresponding periods in the prior year. The increases were due primarily to the incremental expenses from the Hexacomb operations. Excluding Tharco and Hexacomb, general and administrative expenses increased slightly as a percentage of sales for the three and nine months ended September 30, 2012, compared with the same periods in 2011, due primarily to increases in employee-related costs.

Income From Operations

Income from operations for the three months ended September 30, 2012, was $21.3 million, compared with $62.6 million for the three months ended September 30, 2011. As discussed above, income from operations for the three and nine months ended September 30, 2012, included $31.3 million of pretax costs associated primarily with our decision to cease paper production at our mill in St. Helens, Oregon. Before the St. Helens costs, income from operations decreased $10.0 million. The decrease in income from operations for the three months ended September 30, 2012, was due to lower sales volumes and prices in our Paper segment, primarily for market pulp, higher chemical costs in our Paper segment, and higher fiber prices and outage costs in our Packaging segment, offset partially by lower fiber costs in our Paper segment. For the nine months ended September 30, 2012, income from operations decreased $5.1 million before the St. Helens costs. The decrease was related to higher labor and chemical costs in both operating segments and lower sales prices in the Paper segment. Income from operations also includes net costs from our Corporate and Other segment.

Packaging. Segment income from operations decreased $9.3 million to $22.7 million during the three months ended September 30, 2012, compared with $32.0 million for the three months ended September 30, 2011. Segment income from operations decreased $3.2 million to $70.0 million during the nine months ended September 30, 2012, compared with $73.2 million for the same period last year, which included $2.2 million of inventory purchase accounting expense. In both periods, the decrease in segment income related to increased annual outage costs and margin pressure on the sale of our products at our converting operations, primarily in Texas and California, offset partially by lower energy costs. This year, we shifted a majority of our annual outage work at our mill in DeRidder, Louisiana, to the second and third quarters, compared with the majority of the work being performed in first quarter 2011. For both the three and nine months ended September 30, 2012, our increased vertical integration of linerboard reduced our exposure to softer linerboard export markets.

Paper. Segment income from operations was $5.5 million during the three months ended September 30, 2012, compared with $36.1 million for the three months ended September 30, 2011, and $59.0 million during the nine months ended September 30, 2012, compared with $90.3 million for the same period last year. Before the $31.3 million of St. Helens costs discussed above, segment income was essentially flat quarter over quarter and year to date. In both periods, lower sales prices for market pulp and uncoated freesheet, lower volumes of market pulp, and higher chemical costs were only partially offset by lower fiber and energy costs and increased volumes of uncoated freesheet, primarily label and release and premium office paper grades.

Other

Income taxes. For the three months ended September 30, 2012 and 2011, we recorded income tax expense of $2.6 million and $18.1 million, respectively, and had effective tax rates of 41.8% and 39.0%, respectively. For the nine months ended September 30, 2012 and 2011, we recorded income tax expense of $24.6 million and $37.9 million, respectively, and had effective tax rates of 38.9% and 39.1%, respectively. In 2012, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state income taxes. In 2011, the primary reasons for the difference from the federal statutory income tax rate of 35% were the effect of state income taxes and discrete tax items.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, we generated $165.3 million of cash from operations, returned $47.5 million to our shareholders through a special dividend, and contributed $27.2 million to our pension plans. We also made $25.0 million of long-term debt payments, $17.5 million of which were voluntary and eliminate our required principal payment obligations until December 31, 2013. These voluntary payments were made as the interest rate on our Tranche A term loan is higher than the interest rate earned on our cash and cash equivalents. At September 30, 2012, we had $102.4 million of cash and cash equivalents and $492.7 million of liquidity from unused borrowing capacity under our revolving credit facility, net of letters of credit. Our cash equivalents are invested in bank deposits and money market funds that are broadly diversified in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

Our foreign operations accounted for less than 2% of sales for the nine months ended September 30, 2012. At September 30, 2012, we had $6.5 million of cash held in operations outside the United States. We indefinitely reinvest our earnings in operations outside the United States; however, if foreign earnings were repatriated at a future date, we would need to accrue and pay taxes.

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

	Nine Months Ended September 30
	2012	2011
Cash provided by operations	$165,274	$175,545
Cash used for investment	(81,145)	(273,032)
Cash provided by (used for) financing	(78,749)	100,282

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for fiber, chemicals, energy, compensation, and interest. During the nine months ended September 30, 2012 and 2011, our operating activities provided $165.3 million and $175.5 million of cash, respectively. Compared with the nine months ended September 30, 2011, the decrease in cash provided by operations related primarily to an increase in working capital.

Working capital increased $28.7 million during the nine months ended September 30, 2012, compared with an $18.4 million increase in working capital, net of acquisitions, during the nine months ended September 30, 2011.

Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The increase in working capital related primarily to increased accounts receivable and inventory, offset partially by increased accounts payable and accrued liabilities. Accounts receivable increased during the nine months ended September 30, 2012, as the September month end fell on a Sunday, affecting the timing of collections. Inventory increased in the same period primarily due to a build of inventory in anticipation of our planned annual maintenance outage at our paper mill in Jackson, Alabama, during fourth quarter 2012. Compared with December 2011, higher interest accruals on our senior notes, combined with increased payables due to planned maintenance outage activity in third quarter, contributed to the increase in accounts payable and accrued liabilities during the nine months ended September 30, 2012.
Due to recent legislation, our 2012 and 2013 minimum required contributions to our pension plans decreased from $20.1 million to $12.1 million and from $24.6 million to $10.2 million, respectively. However, during the nine months ended September 30, 2012, we contributed $27.2 million to our plans, compared with $25.3 million contributed during the nine months ended September 30, 2011. We may make contributions exceeding our minimum required contributions to improve the funded status of our plans.

Sensitivity Analysis Related to Our Operating Activities

Our operations can be affected by the following sensitivities (dollars in millions):

Sensitivity Analysis (a)	Estimated Annual Impact on Income Before Taxes
Packaging
Corrugated containers and sheets ($1.00/msf change in price)	$9
Linerboard (External sales) ($10/short ton change in price)	2
Newsprint ($10/short ton change in price)	2
Paper
Uncoated freesheet ($10/short ton change in price)	12
Interest rate (1% change in interest rate on our variable-rate debt)	2
Energy (b)
Natural gas ($1.00/mmBtu change in price)	12
Diesel ($0.50/gallon change in price)	6
Fiber (1% change in cost)	6
Chemicals (1% change in cost)	2
 ____________

(a)	Based on 2011 operations.

(b)
The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas. Sensitivities shown do not include the impact of our energy hedging activities.

Investment Activities

Cash investing activities used $81.1 million for the nine months ended September 30, 2012. During 2012, these expenditures related primarily to $82.3 million of expenditures for property and equipment. For the nine months ended September 30, 2011, investing activities used $273.0 million of cash, which consisted of $201.3 million of cash used to acquire Tharco, $83.9 million of expenditures for property and equipment, and $3.5 million for the purchase of short-term investments, offset partially by $14.1 million of proceeds from the liquidation of our short-term investment portfolio.

We expect capital investments in 2012 to be between $135 million and $140 million, excluding acquisitions. This level of capital investment could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. Our capital spending in 2012 will be for cost savings, performance improvement, quality/efficiency projects, replacement projects, and ongoing environmental compliance. Our performance improvement projects also focus on opportunities to improve our energy efficiency. We expect to spend approximately $3 million in 2012 for capital environmental compliance requirements. Our estimated environmental expenditures, and the timing of those expenditures, could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers.

Financing Activities

Cash used for financing activities was $78.7 million for the nine months ended September 30, 2012, compared with $100.3 million of cash provided by financing activities for the same period in 2011. Financing activities for the nine months ended September 30, 2012, included a $47.5 million payment of a special dividend and $25.0 million of debt repayments. Financing activities for the nine months ended September 30, 2011, included $284.8 million of cash proceeds from the exercise of warrants, $47.9 million of cash used to pay our shareholders a special divided, a $25.0 million contribution toward an equity yield enhancement program, $76.3 million used to repurchase our common stock, a $75.0 million draw on our revolving credit facility, and $106.3 million of long-term debt repayments.

For additional information related to our borrowings, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K and Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading "Contractual Obligations" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. Due to recent legislation, our 2012 and 2013 minimum required contributions to our pension plans decreased from $20.1 million to $12.1 million and from $24.6 million to $10.2 million, respectively. However, during the nine months ended September 30, 2012, we contributed $27.2 million to our plans. In addition, we made a $17.5 million debt prepayment during the three months ended September 30, 2012. As discussed in Note 2, St. Helens Charges, asset retirement obligations increased $10.4 million during third quarter 2012, and we expect to pay these costs over a longer term. Except as noted above, at September 30, 2012, there have been no other material changes to the amounts disclosed in our 2011 Form 10-K.

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

The following table reconciles net income to net income excluding special items and presents net income excluding special items per diluted share (dollars and shares in millions, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$3.6	$28.4	$38.6	$59.0
Inventory purchase accounting expense	—	—	—	2.2
St. Helens charges	31.3	—	31.3	—
Tax provision for special items (a)	(12.1)	—	(12.1)	(0.9)
Net income excluding special items	$22.8	$28.4	$57.8	$60.3
Weighted average diluted shares outstanding (b)	101.0	118.0	101.1	106.8
Net income per diluted share	$0.04	$0.24	$0.38	$0.55
Net income per diluted share excluding special items	$0.23	$0.24	$0.57	$0.56
 ____________

(a)	Taxes are applied to special items in the aggregate at the combined federal and state statutory rate in effect for the period.

(b)
During the nine months ended September 30, 2011, warrant holders exercised their warrants, resulting in the issuance of 38.4 million common shares. We repurchased 21.2 million common shares in the second half of 2011.

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income to EBITDA and EBITDA to EBITDA excluding special items (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$3.6	$28.4	$38.6	$59.0
Interest expense	15.5	15.7	46.3	48.2
Interest income	—	(0.1)	(0.1)	(0.2)
Income tax provision	2.6	18.1	24.6	37.9
Depreciation, amortization, and depletion	37.5	36.4	112.4	106.4
EBITDA	$59.2	$98.5	$221.7	$251.3
Inventory purchase accounting expense	—	—	—	2.2
St. Helens charges	31.3	—	31.3	—
EBITDA excluding special items	$90.5	$98.5	$253.0	$253.5

Off-Balance-Sheet Activities

At September 30, 2012, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q describes the nature of our guarantees and the events or circumstances that would require us to perform under the guarantees.

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

We experience some seasonality, based primarily on buying patterns associated with particular products. For example, in the Pacific Northwest, the demand for our corrugated containers is influenced by changes in agricultural demand within that geographic region. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities. Seasonality also affects working capital levels, as described below.

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

Environmental

For information on environmental issues, see the discussion under the heading "Environmental" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of September 30, 2012, there have been no material changes to our environmental information from that disclosed in our 2011 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading "Critical Accounting Estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2011 Form 10-K. As of September 30, 2012, there have been no material changes to our critical accounting estimates from those disclosed in our 2011 Form 10-K.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 18, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found under the caption "Liquidity and Capital Resources" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of September 30, 2012, there have been no material changes in our exposure to market risk from those disclosed in our 2011 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during the quarter ended September 30, 2012, that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the "Executive Summary" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission (SEC). During the nine months ended September 30, 2012, there have been no material changes to the risk factors presented in "Part I, Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2011. We do not assume an obligation to update any forward-looking statements.

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
Date: November 1, 2012

BOISE INC.
BZ INTERMEDIATE HOLDINGS LLC
INDEX TO EXHIBITS
Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Exhibit Number	Filing Date

11	Presented in Footnote 4, Net Income Per Common Share, to Condensed Notes to Unaudited Quarterly Consolidated Financial Statements				X

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

101	Financial Statements in XBRL Format				X