Form 10-K
period 2012-12-31
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2013-02-26
CIK 1391390, 1475448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

As of June 29, 2012, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Boise Inc.'s Common Stock, par value $0.0001 per share, held by non-affiliates was approximately $639,167,395 based upon the closing price of $6.58 per share as quoted on the New York Stock Exchange on that date.

There were 100,620,047 common shares, $0.0001 per share par value, of Boise Inc. outstanding as of January 31, 2013.

This Form 10-K is a combined annual report being filed separately by two registrants: Boise Inc. and BZ Intermediate Holdings LLC. BZ Intermediate Holdings LLC meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, any reference in this report to the "Company," "we," "us," "our," or "Boise" refers to Boise Inc., together with BZ Intermediate Holdings LLC and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates portions of the Proxy Statement for Boise Inc.'s 2013 Annual Shareholders' Meeting.

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

Boise Inc. is a large, diverse manufacturer of packaging and paper products, including corrugated containers and sheets, containerboard, protective packaging products, imaging papers for the office and home, printing and converting papers, label and release papers, newsprint and market pulp. We are headquartered in Boise, Idaho, and have approximately 5,300 employees. We operate largely in the United States but also have operations in Europe, Mexico, and Canada.

Below is a map of our locations:

Corporate Headquarters
Packaging
Paper

Our operations began on February 22, 2008, when we acquired the packaging and paper assets of Boise Cascade Holdings, L.L.C. (Boise Cascade) (the Acquisition). In this Form 10-K, we use the term "Predecessor" to reference periods before the Acquisition, including the period when our assets were operated by Boise Cascade.

Corporate Structure and Reporting Segments

The following sets forth our structure at December 31, 2012:

Boise Inc.

BZ Intermediate Holdings LLC

Boise Paper Holdings, L.L.C.

Packaging Segment	Paper Segment	Corporate and Other Segment

We operate and report our business in three reportable segments: Packaging, Paper, and Corporate and Other (support services). We present information about each of our segments in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Packaging

In our Packaging segment, we manufacture and sell linerboard, containerboard, corrugated containers and sheets, protective packaging products, and newsprint.
Packaging Products

•
Linerboard: paperboard, which when combined with corrugating medium is used in the manufacture of corrugated sheets and containers. The term containerboard is used to describe linerboard, corrugating medium, or a combination of the two. When combined, containerboard forms the base material used in the manufacture and production of corrugated sheets and containers.

•	Corrugated sheets: containerboard sheets that are sold primarily to converters that produce a variety of corrugated products.

•
Corrugated containers: corrugated sheets that have been fed through converting machines to create containers, which are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Stock boxes are corrugated containers manufactured to pre-set dimensions.

•
Protective packaging products: these products include multi-material customized packaging solutions, which may utilize kraft paper-based honeycomb corrugated packaging, foamed plastics, and air pocket packing materials.

•	Newsprint: paper commonly used for printing newspapers, other publications, and advertising material.

During the year ended December 31, 2012, our Packaging segment produced approximately 613,000 short tons (a short ton is equal to 2,000 pounds) of linerboard, and our Paper segment produced approximately 135,000 short tons of corrugating medium.

We operate our Packaging segment to maximize profitability through integration of our containerboard and converting operations and through operational improvements in our facilities to lower costs and improve efficiency. In 2012, our converting operations consumed approximately 631,000 short tons of containerboard (including both linerboard and corrugating medium), or the equivalent of 84% of our containerboard production, which we consider vertical integration, an increase from 71% in 2011.

We are a low-volume producer of newsprint. Demand for newsprint in North America has declined dramatically in the last several years. As electronic media continues to displace newsprint, we expect this decline to continue, but at a more moderate rate. Despite this decline, our low-cost newsprint machine has enabled our newsprint operations to be profitable in the southern and southwestern United States.

The following table shows financial results for the Packaging segment for the periods indicated (dollars in millions):

	Boise Inc.					Predecessor
	Year Ended December 31					January 1 Through February 21, 2008
	2012	2011 (a) (b)	2010	2009 (c)	2008 (d)
Sales	$1,130.1	$949.7	$671.9	$588.4	$703.7	$113.5

Segment income before interest and taxes	101.6	105.0	65.0	67.1	21.1	5.7
Depreciation, amortization, and depletion	60.9	50.5	38.6	42.2	35.1	0.1
EBITDA (e)	$162.5	$155.5	$103.6	$109.3	$56.2	$5.7
____________

(a)	The table above includes financial results for Tharco and Hexacomb since the acquisitions on March 1 and December 1, 2011, respectively.

(b)
The year ended December 31, 2011, includes $2.2 million of expense due to the write-up of inventories in connection with the Tharco purchase price allocation and $1.6 million of transaction-related costs. Transaction-related costs include expenses associated with transactions, whether consummated or not, and do not include integration costs.

(c)	The year ended December 31, 2009, includes approximately $61.6 million of income from alternative fuel mixture credits and $1.1 million of income related to the effect of energy hedges.

(d)
The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008. Results for the year include $19.8 million of charges for the planned cold outage and shoe press installation at our mill in DeRidder, Louisiana, $5.5 million of expense related to lost production and costs incurred as a result of Hurricanes Gustav and Ike, $2.8 million of expense due to the write-up of inventories in connection with the Acquisition, and $1.3 million of expense related to the effect of energy hedges.

(e)
Segment earnings before interest, taxes, depreciation, and amortization (EBITDA) is calculated as segment income before interest (interest income and interest expense), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Part II, Item 6. Selected Financial Data" and "Note 17, Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

Facilities

We manufacture linerboard and newsprint on two machines at our mill in DeRidder, Louisiana. We also manufacture corrugated containers and sheets and protective packaging products at 26 plants located in North America and Europe.

The following table sets forth capacity and production at our mill in DeRidder, Louisiana, by product for the periods indicated (in thousands of short tons):

	Boise Inc.					Predecessor
	Year Ended December 31					January 1 Through February 21, 2008
	2012	2011	2010	2009	2008
Capacity (a)
Linerboard	608	605	610	610	600
Newsprint	235	230	225	225	410
	843	835	835	835	1,010

Production (b)
Linerboard	613	607	602	544	446	83
Newsprint	233	229	229	188	331	59
	846	836	831	732	777	142
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

Raw Materials and Input Costs

Wood fiber, including purchased rollstock consumed in our corrugated operations, is the principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips. During the year ended December 31, 2012, wood fiber costs accounted for approximately 21% of materials, labor, and other operating expenses (excluding depreciation), in this segment. We generally purchase wood fiber through market-based contracts and on the open market from suppliers located in close proximity to DeRidder, Louisiana.

Our Packaging segment consumes substantial amounts of energy, such as electricity and natural gas. During the year ended December 31, 2012, energy costs accounted for approximately 7% of materials, labor, and other operating expenses (excluding depreciation), in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are contractually bound to supply us with all of our needs for a particular type of energy at a specific facility. Our natural gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. We also use derivative instruments such as caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk for our energy requirements. For more information about our derivative instruments, see Note 9, Financial Instruments, in the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

We consume chemicals in the manufacture of our Packaging segment products. Important chemicals we use include pulping and bleaching chemicals, such as caustic soda and sulfuric acid, and starch. During the year ended December 31, 2012, chemical costs accounted for approximately 5% of materials, labor, and other operating expenses (excluding depreciation), in this segment. Most of our chemicals are purchased under contracts, which contain price adjustment mechanisms designed to provide greater pricing stability than open-market purchases. These contracts are negotiated periodically at prevailing rates.

Sales, Marketing, and Distribution

The products manufactured in our Packaging segment are sold by our own sales personnel, independent brokers, and distribution partners. The following table sets forth sales volumes of linerboard and newsprint (in thousands of short tons) and corrugated containers and sheets (in millions of square feet) for the periods indicated:

	Boise Inc.					Predecessor
	Year Ended December 31					January 1 Through February 21, 2008
	2012	2011	2010	2009	2008 (c)
Linerboard (a)	159	230	225	253	194	36
Newsprint	233	231	231	199	326	56
Corrugated containers and sheets (b)	10,079	8,720	6,735	5,963	5,337	914
____________

(a)	Excludes intercompany sales.

(b)	Includes corrugated container and sheet volumes for Tharco and Hexacomb since the acquisitions on March 1 and December 1, 2011, respectively.

(c)	The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008.

Customers

In our Packaging segment, we manufacture and sell five categories of products: (1) containerboard; (2) corrugated containers; (3) protective packaging; (4) corrugated sheets and (5) newsprint. We have over 5,000 customers in this segment, and no single customer of this segment exceeds 10% of segment sales.
We consume most of the containerboard we produce. In 2012, we used approximately 84% of our containerboard production (both linerboard and corrugating medium) in our converting operations and sold the balance of linerboard in the domestic and international open markets.
In 2012, our plants sold approximately seven billion square feet of corrugated containers (which excludes corrugated sheets and protective packaging products), over 50% of which went into agricultural and food and beverage markets which have been resilient in economic downturns. We serve our packaging customers' needs in these markets from our multiple regional plants, and schedule operating runs to maximize productivity and optimize shipping distances to our customers. Our corrugated converting plants in other regions serve a diverse customer base in various industries, including paper, glass, ceramics, building products, electronics and medical device manufacturers. We also sell stock boxes, which are boxes manufactured to pre-set dimensions; our stock box program serves customers with over 1,600 types of boxes, many available for next-day delivery. These stock boxes are largely used by small manufacturers in industrial markets, and we are a leading supplier of stock boxes in the Western U.S.
Our protective packaging products are used in a wide variety of manufacturing and shipping applications in North America and Europe and offer combined packaging solutions using corrugated containers combined with foam, corrugated and other interior packaging. These protective packaging products are used by a diverse customer base in North America and Europe that serves a wide variety of industries including electronics, medical equipment, automotive, glass, ceramics and building products. We also provide manufacturers and packaging suppliers with honeycomb protective packaging for internal packaging, blocking and bracing in transport applications, and advertising solutions such as point-of-purchase displays and interior signage. Honeycomb protective packaging is made from kraft linerboard formed into a pattern of hexagonal cells.
We sell corrugated sheets to converters, primarily in Texas and Mexico, which use the sheets to manufacture corrugated containers for a variety of customers. We sell our newsprint to newspaper publishers located in regional markets near our DeRidder, Louisiana, manufacturing facility and to a lesser extent to export markets, primarily in Latin America.

Paper

In our Paper segment, we manufacture and sell three general categories of products: (1) communication-based papers; (2) packaging-based papers; and (3) market pulp. Our paper products can be either commodity papers or papers with specialized or custom features, such as colors, coatings, high brightness, or recycled content, which make them specialty or premium products.

Communication-Based Papers

•	Cut-size office papers: imaging papers for the office and home.

•	Printing and converting papers: papers used by commercial printers or converters to manufacture envelopes, forms, and other commercial paper products.
Packaging-Based Papers

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

We are the third-largest manufacturer of uncoated freesheet papers in North America, according to RISI and our own estimates. Cut-size office papers, printing and converting papers, and label and release papers are a subset of the product category we call uncoated freesheet papers. Many traditional communication paper markets have declined as electronic document transmission and storage alternatives have developed. These declines have varied by specific product. While U.S. industry uncoated freesheet purchases declined by 3.6% in 2012 according to the American Forest & Paper Association (AF&PA), our uncoated freesheet sales volumes, which include premium office and label and release papers, increased 2.0%. We have accomplished this, in part, through growth in our label and release papers. The market for these products continues to grow at approximately 2-3% domestically and faster globally, according to our estimates. Sales volumes of our label and release, flexible packaging, and premium office papers grew 5% in 2012 compared with 2011. Our decision to cease paper production at our St. Helens, Oregon, paper mill will essentially eliminate future sales volumes of flexible packaging papers, as approximately half of our 60,000 ton capacity at the St. Helens facility produced flexible packaging papers, with the remaining capacity dedicated to printing and converting papers.

The following table shows financial results for the Paper segment for the periods indicated (dollars in millions):

	Boise Inc.					Predecessor
	Year Ended December 31					January 1 Through February 21, 2008
	2012 (a)	2011	2010	2009 (b)	2008 (c)
Sales	$1,468.3	$1,496.5	$1,458.3	$1,420.0	$1,403.7	$253.5

Segment income before interest and taxes	73.9	112.1	151.5	262.7	32.7	20.7
Depreciation, amortization, and depletion	87.7	89.5	87.4	85.1	71.7	0.3
EBITDA (d)	$161.6	$201.5	$238.9	$347.8	$104.3	$21.1
____________

(a)	The year ended December 31, 2012, includes pretax charges totaling $31.7 million related primarily to ceasing paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill.

(b)
The year ended December 31, 2009, includes approximately $149.9 million of income from alternative fuel mixture credits, $4.8 million of income related to the effect of energy hedges, and $5.8 million of expense associated with the restructuring of the St. Helens, Oregon, mill.

(c)
The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008, and includes $37.6 million of expense associated with the restructuring of the St. Helens, Oregon, mill, $7.4 million of expense due to the write-up of inventories in connection with the Acquisition, and $6.1 million of expense related to the impact of energy hedges.

(d)
Segment EBITDA is calculated as segment income before interest (interest income and interest expense), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Part II, Item 6. Selected Financial Data" and "Note 17, Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

Facilities

We manufacture our Paper segment products at three mills, all located in the United States. These mills are supported by converting machines that, on a net basis, can produce approximately 0.8 million short tons of cut-size office papers annually.

The following table sets forth the annual capacities as of and the production for the year ended December 31, 2012 (in thousands of short tons):

Location	Number of Machines	Capacity (a)	Production
Jackson, Alabama
Uncoated freesheet	2	495	477
International Falls, Minnesota
Uncoated freesheet	4	533	535
Wallula, Washington
Uncoated freesheet (b)	1	191	180
Corrugating medium	1	137	135
Market pulp (c)	1	162	120
St. Helens, Oregon (d)
Uncoated freesheet	1	—	57
	10	1,518	1,504
____________

(a)
Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

(b)	During 2012, production of label and release papers accounted for approximately 87% of Wallula uncoated freesheet production, with office papers accounting for the remaining 13%.

(c)	In 2012, we reduced market pulp production to balance our production with the demand for our products and began utilizing more of our market pulp internally.

(d)	In December 2012, we ceased paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill.

The following table sets forth capacity and production by product for the periods indicated (in thousands of short tons):

	Boise Inc.					Predecessor
	Year Ended December 31					January 1 Through February 21, 2008
	2012	2011	2010	2009	2008 (b)
Capacity (a)
Uncoated freesheet	1,219	1,269	1,263	1,265	1,300
Corrugating medium	137	138	136	135	136
Market pulp	162	160	142	145	136
	1,518	1,567	1,541	1,545	1,572

Production
Uncoated freesheet	1,249	1,221	1,229	1,198	1,204	208
Corrugating medium	135	135	127	126	118	19
Market pulp (c)	120	152	142	114	187	31
	1,504	1,508	1,498	1,438	1,509	258
____________

(a)
Capacity numbers shown are as of December 31 for the year presented. Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions. Annual uncoated freesheet capacity at December 31, 2012, has been reduced by 60,000 tons due to the cessation of paper production at our St. Helens, Oregon, paper mill.

(b)	The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008.

(c)	In 2012, we reduced market pulp production to balance our production with the demand for our products and began utilizing more of our market pulp internally.

Raw Materials and Input Costs

Fiber is our principal raw material in this segment. During the year ended December 31, 2012, fiber costs accounted for approximately 28% of materials, labor, and other operating expenses (excluding depreciation) in this segment. The primary sources of fiber are wood and byproducts of timber. Most of our manufacturing facilities are located in close proximity to active wood markets. Because of the suppression of the housing and construction markets, a significant number of building products manufacturers have previously curtailed or closed their facilities. These curtailments and closures affect the availability and price of wood chips, wood shavings, and other timber byproducts, particularly in the Pacific Northwest. As a result, we have increased our ability to manufacture wood chips from whole logs, which we purchase from third parties. At our mill in Jackson, Alabama, we also utilize recycled fiber to produce our line of recycled office papers.

All of our paper mills have on-site pulp production facilities. Some of our paper mills also purchase pulp from third parties pursuant to contractual arrangements or obtain pulp from our other pulp facilities. We negotiate these arrangements periodically, and terms can fluctuate based on prevailing pulp market conditions, including pricing and supply dynamics. After ceasing production at our St. Helens, Oregon, paper mill, we are a net consumer of pulp, purchasing approximately 60,000 short tons more than we produce annually, subject to changes in product mix.

We purchase wood fiber through contracts and open-market purchases. Our contracts are generally with suppliers located in close proximity to the specific facility they supply, and they commonly contain price adjustment mechanisms to account for market price and expense volatility.

We consume a significant amount of chemicals in the production of paper. Important chemicals we use include starch, caustic soda, sodium chlorate, precipitated calcium carbonate, dyestuffs, and optical brighteners. During the year ended December 31, 2012, chemical costs accounted for approximately 17% of materials, labor, and other operating expenses (excluding depreciation) in this segment. Most of our chemicals are purchased under contracts, which contain price adjustment mechanisms designed to provide greater pricing stability than open-market purchases. These contracts are negotiated periodically at prevailing rates.

Our Paper segment consumes substantial amounts of energy, such as electricity, natural gas, and a modest amount of fuel oil. During the year ended December 31, 2012, energy costs accounted for approximately 11% of materials, labor, and other operating expenses (excluding depreciation) in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are contractually bound to provide us with all of our needs for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. We also use derivative instruments such as caps, call spreads, and swaps, or a combination of these instruments, to mitigate price risk for our energy requirements. For more information about our derivative instruments, see Note 9, Financial Instruments, in the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Sales, Marketing, and Distribution

Our uncoated freesheet paper is sold primarily by our own sales personnel. We ship to customers both directly from our mills and through distribution centers and a network of outside warehouses. This allows us to respond quickly to customer requirements.

The following table sets forth sales volumes of paper and paper products for the periods indicated (in thousands of short tons):

	Boise Inc.					Predecessor
	Year Ended December 31					January 1 Through February 21, 2008
	2012	2011	2010	2009	2008
Commodity	786	771	784	844	768	164
Premium and specialty	468	459	449	407	432	72
Uncoated freesheet	1,254	1,230	1,233	1,251	1,200	236

Corrugating medium	135	135	127	127	118	19
Market pulp (a)	53	90	81	58	102	20
	1,442	1,455	1,441	1,436	1,420	275
____________

(a)	In 2012, we reduced market pulp production to balance our production with the demand for our products and began utilizing more of our market pulp internally.

Customers

We have over 600 uncoated freesheet paper customers including paper merchants, commercial and financial printers, paper converters such as envelope and form manufacturers, and customers who use our paper for specialty applications such as label and release products. We have established long-term relationships with many of our customers, including our largest customer, OfficeMax Incorporated (OfficeMax). We have an agreement with OfficeMax that requires OfficeMax to buy and us to supply at least 80% of OfficeMax's requirements for commodity office papers through December 2017; however, there are circumstances that could cause the agreement to terminate before 2017. If this were to occur, OfficeMax's purchase obligations under the agreement would phase out over two years. In 2012, our sales to OfficeMax accounted for $493.9 million of Paper segment sales, 38% of total uncoated freesheet paper sales volume, and 63% of our office papers sales volume. The supply agreement with OfficeMax allows us to focus our largest paper machines on long, high-volume production runs and to continue to improve the capacity utilization of our largest paper machines. We leverage the expertise developed in this relationship to better serve our other customers and to develop new customers and products while pursuing productivity improvements and cost reductions. On February 20, 2013, OfficeMax announced it had signed a definitive merger agreement with its competitor, Office Depot. Our agreement with OfficeMax provides that it would survive the merger with respect to the office paper requirements of the legacy OfficeMax business. We cannot predict how the merger, if finalized, would affect the financial condition of the combined company, the paper requirements of the legacy OfficeMax business, or the effects the combined company would have on the pricing and competition for office papers. No single customer, other than OfficeMax, exceeds 10% of segment sales.

Corporate and Other

Our Corporate and Other segment includes corporate support services, related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. Rail cars and trucks are typically leased. During the years ended December 31, 2012, 2011, and 2010, segment sales related primarily to our rail and truck business were $68.9 million, $68.3 million, and $65.4 million, respectively.

The following table sets forth segment sales; segment loss before interest and taxes; loss on extinguishment of debt; depreciation, amortization, and depletion; and EBITDA for the periods indicated (dollars in millions):

	Boise Inc.					Predecessor
	Year Ended December 31					January 1 Through February 21, 2008
	2012	2011 (a)	2010	2009 (b)	2008 (c)
Sales	$68.9	$68.3	$65.4	$63.9	$67.7	$8.6

Segment loss before interest and taxes	(27.8)	(25.9)	(21.7)	(21.5)	(18.6)	(3.2)
Loss on extinguishment of debt	—	(2.3)	(22.2)	(44.1)	—	—
Depreciation, amortization, and depletion	3.7	3.7	4.0	4.1	3.3	0.1
EBITDA (d)	$(24.1)	$(24.4)	$(39.9)	$(61.4)	$(15.4)	$(3.1)
____________

(a)
The year ended December 31, 2011, includes $1.5 million of transaction-related costs, which include expenses associated with transactions, whether consummated or not, and do not include integration costs.

(b)	The year ended December 31, 2009, includes approximately $3.9 million of expense related to alternative fuel mixture credits.

(c)	The year ended December 31, 2008, represents operations from February 22, 2008, through December 31, 2008, and includes a $2.9 million gain on changes in supplemental pension plans.

(d)
Segment EBITDA is calculated as segment loss before interest (interest income and interest expense), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Part II, Item 6. Selected Financial Data" and "Note 17, Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

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

Packaging. Although price is the primary basis for competition for most of our packaging products, quality and service are important competitive determinants. The intensity of competition in this industry fluctuates based on demand and supply levels as well as prevailing foreign currency exchange rates. Some of our competitors have lower operating costs and/or enjoy greater integration between their containerboard production and corrugated container production than we do.

Various types of corrugated products, including protective packaging products, comprise approximately 68% of our Packaging sales. Competition in our corrugated container operations tends to be regional, although we also face competition from large competitors with significant national account presence, and competition varies based on each type of corrugated container we sell.

In 2012, our plants sold approximately seven billion square feet of corrugated containers (which excludes corrugated sheets and protective packaging products), over 50% of which went into agricultural and food and beverage markets which have been resilient in economic downturns. We serve customers' needs in these markets from multiple plants, and schedule operating runs to maximize productivity and optimize shipping distances to our customers. Our corrugated container operations in the Pacific Northwest have a leading regional market position and supply standard shipping and point-of-purchase containers to a variety of agricultural, processed food and beverage, and industrial product manufacturers. Our primary competitors in this market are International Paper Company, Rock-Tenn Company, Georgia-Pacific LLC, Packaging Corporation of America, and Longview Fibre Paper and Packaging, Inc.

Our corrugated converting plants in other regions serve a diverse customer base in various industries, including paper, glass, ceramics, building products, electronics, and medical device manufacturers. Our primary competitors in these markets include International Paper Company, Rock-Tenn Company, Georgia-Pacific LLC, Packaging Corporation of America, and Green Bay Packaging Inc. We are a leading supplier of corrugated stock boxes in the Western U.S. These boxes can be delivered with short lead times and are largely used by small manufacturers in industrial markets. Uline is our primary competitor in this line of business.

Our protective packaging products offer combined packaging solutions utilizing corrugated containers combined with foam and other interior packaging to ship high-value products requiring special handling and are used in a wide variety of manufacturing and shipping applications in North America and Europe. We also provide manufacturers and packaging suppliers with custom manufactured honeycomb used for internal packaging requirements, blocking and bracing in transport applications, and advertising solutions, such as point-of-purchase displays and interior signage. ITW Packaging Solutions and Cascades are our primary competitors in the protective packaging market.

We also sell excess linerboard (not utilized in our converting operations) in the domestic and international open markets, although in 2012 we used approximately 84% of our containerboard (both linerboard and corrugating medium) in our converting operations, leaving approximately 159,000 short tons of linerboard for open market sales. North American containerboard manufacturers produced 36.2 million short tons of containerboard in 2012, and four major manufacturers, including Boise Inc., accounted for approximately 71% of capacity, according to RISI and our own estimates. Our largest competitors include International Paper Company, Rock-Tenn Company, Georgia-Pacific LLC, and Packaging Corporation of America. Containerboard is a globally traded commodity with numerous worldwide manufacturers.

We also sell corrugated sheets to converters, primarily in Texas and Mexico, which use the sheets to manufacture corrugated containers for a variety of customers. Our primary competitors for this sheet business are International Paper Company, Georgia-Pacific LLC, KapStone Paper and Packaging Company, and TexCorr, L.P.

We sell our newsprint to newspaper publishers located in regional markets near our DeRidder, Louisiana, manufacturing facility and to a lesser extent to export markets, primarily in Latin America. North American newsprint producers shipped 6.8 million metric tonnes (a metric tonne is equal to 2,205 pounds) in 2012, and four major manufacturers accounted for approximately 72% of capacity, according to RISI and our own estimates. Our largest competitors in our operating region near our DeRidder facility include Resolute Forest Products (formerly AbitibiBowater Inc.) and SP Newsprint Co. Demand for newsprint has declined dramatically in the last several years, and we expect this decline to continue at a more moderate rate as electronic media competes with newspaper readership. Major producers have closed or significantly curtailed capacity as demand has fallen. Nevertheless, our low-cost newsprint machine has enabled our newsprint operations to be profitable in the southern and southwestern United States. During 2012, our newsprint capacity and production were only reduced for scheduled maintenance.

Paper. The markets in which our Paper segment competes are large and highly competitive. Commodity grades of uncoated freesheet paper are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. All of our paper manufacturing facilities are located in the United States, and although we compete primarily in the domestic market, we do face competition from foreign producers, some of which have lower operating costs than we do. The level of this competition varies depending on domestic and foreign demand and foreign currency exchange rates. In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades.

North American uncoated freesheet paper producers shipped 10.1 million short tons in 2012, and four major manufacturers account for approximately 74% of capacity, according to RISI and our own estimates. As of December 31, 2012, we believe we are the third-largest producer of uncoated freesheet paper in North America, according to RISI and our own estimates. Our largest competitors include Domtar Corporation, International Paper Company, and Georgia-Pacific LLC. Although price is the primary basis for competition in most of our paper grades, quality and service are important competitive determinants, especially in premium and specialty grades. Our uncoated freesheet papers compete with electronic data transmission, e-readers, electronic document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives have had, and are likely to continue to have, an adverse effect on traditional print media and paper usage. These secular trends are in addition to the current demand decline driven by a weak economy and reduced white-collar employment.

Major uncoated freesheet paper producers have closed or significantly curtailed capacity in response to lower demand in recent years. During 2012, we took approximately 17,000 short tons of market-related downtime for uncoated freesheet, compared with approximately 8,000 short tons taken during 2011. We may choose to take additional downtime or slow production in the future if market conditions warrant.

Environmental Issues

Our discussion of environmental issues is presented under the caption "Environmental" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I, Item 3. Legal Proceedings" of this Form 10-K.

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

Working Capital

Working capital levels fluctuate throughout the year and are affected by seasonality, scheduled annual maintenance shutdowns, and changing sales patterns. In our Packaging segment, agricultural demand influences working capital, as finished goods inventory levels are increased in preparation for the harvest season in the third quarter. In our Paper segment, we typically build finished goods inventories capital at the end of the fourth quarter as both a hedge against winter weather disruptions within our supply chain and in anticipation of first-quarter sales. Finished goods inventories are also increased prior to scheduled annual maintenance shutdowns to maintain sales volumes while production is stopped. Inventories for some raw materials, such as fiber, exhibit seasonal swings, as we increase log and chip inventories to ensure ample supply of fiber to our mills throughout the winter. Changes in sales volumes and the timing of collections can affect accounts receivable levels in both our Packaging and Paper segments, influencing overall working capital levels. We believe our management practices with respect to working capital conform to common business practices in the U.S.

Acquisitions and Divestitures

Although we had no material acquisition or divestiture activity in 2012, we engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. We continue to evaluate both organic and acquisition growth opportunities that combine industrial and competitive logic with a reasonable price. We also review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons.

Employees

As of January 31, 2013, we had approximately 5,300 employees and approximately 50% of these employees worked pursuant to collective bargaining agreements. Approximately 4% of our employees work pursuant to collective bargaining agreements that will expire within the next 12 months.

Executive Officers of the Registrant

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

Alexander Toeldte, 53, President and Chief Executive Officer, Director — Mr. Toeldte has served as the company's president and chief executive officer and a director since February 2008. Mr. Toeldte joined Boise Cascade Holdings, L.L.C., in early October 2005 as president of the company's Packaging and Newsprint segment and, in late October 2005, became its executive vice president, Paper and Packaging and Newsprint segments. From 2004 to 2006, Mr. Toeldte was chair of Algonac Limited, a private management and consulting firm based in Auckland, New Zealand. Mr. Toeldte's previous experience includes: serving as executive vice president of Fonterra Co-operative Group, Ltd., and chief executive officer of Fonterra Enterprises (Fonterra, based in New Zealand, is a global dairy company); previously, Mr. Toeldte served in various capacities with Fletcher Challenge Limited Group (formerly one of the largest companies in New Zealand with holdings in paper, forestry, building materials, and energy), including as chief executive officer of Fletcher Challenge Building and as chief executive officer of Fletcher Challenge Paper, both of which were publicly traded units of the Fletcher Challenge Limited Group; and Mr. Toeldte served as a partner at McKinsey & Company in Toronto, Brussels, Montreal, and Stockholm. Mr. Toeldte studied economics at the Albert-Ludwigs-Universität in Freiburg, Germany, and received an M.B.A. from McGill University in Montreal, Canada.

Judith M. Lassa, 54, Executive Vice President and Chief Operating Officer — Ms. Lassa has served as executive vice president and chief operating officer since January 2013. Ms. Lassa served as senior vice president of our paper and specialty products operations from November 2010 to December 2012. From February 2008 to October 2010, Ms. Lassa served as vice president of our Packaging segment. From October 2004 to February 2008, Ms. Lassa served as vice president, Packaging, of Boise Cascade, L.L.C. Prior to 2004, Ms. Lassa served in a number of capacities with Boise Cascade Corporation, including vice president, Packaging, and packaging business leader. Ms. Lassa received a B.S. in Paper Science and Engineering from the University of Wisconsin-Stevens Point.

Samuel K. Cotterell, 61, Senior Vice President and Chief Financial Officer — Mr. Cotterell has served as our senior vice president and chief financial officer since January 2011. From February 2008 to December 2010, Mr. Cotterell served as our vice president and controller. From October 2004 to February 2008, Mr. Cotterell served as vice president and controller of Boise Cascade, L.L.C. Prior to 2004, Mr. Cotterell served as director of financial reporting of Boise Cascade Corporation. Mr. Cotterell received a B.A. in Spanish from the University of Idaho, a B.S. in Accounting from Boise State University, and a Masters of International Business from the American Graduate School of International Management. Mr. Cotterell is a certified public accountant.

Karen E. Gowland, 54, Senior Vice President, General Counsel and Secretary — Ms. Gowland has served as our senior vice president, general counsel and secretary since August 2010. From February 2008 to July 2010, she served as our vice president, general counsel and secretary. From October 2004 to February 2008, Ms. Gowland served as vice president, general counsel and secretary of Boise Cascade, L.L.C. Prior to 2004, Ms. Gowland served in a number of capacities with Boise Cascade Corporation, including vice president, corporate secretary, associate general counsel, and counsel. Ms. Gowland received a B.S. in Accounting and a J.D. from the University of Idaho.

Robert E. Strenge, 58, Senior Vice President, Technology and Supply Chain — Mr. Strenge has served as senior vice president of our technology and supply chain functions since March 2012. From April 2008 to February 2012, Mr. Strenge served as senior vice president of our paper manufacturing operations. From February 2008 to April 2008, Mr. Strenge served as vice president of our Newsprint segment. From October 2004 to February 2008, Mr. Strenge served as vice president of the Newsprint segment of Boise Cascade, L.L.C. Prior to 2004, Mr. Strenge served in a number of capacities with Boise Cascade Corporation, including vice president of its DeRidder operations and paper mill manager. Mr. Strenge received a B.S. in Pulp and Paper Technology from Syracuse University.

Bernadette M. Madarieta, 37, Corporate Vice President and Controller — Ms. Madarieta has served as our corporate vice president and controller since February 2011. From February 2008 to January 2011, Ms. Madarieta served as vice president and controller of Boise Cascade, L.L.C. From October 2004 to January 2008, Ms. Madarieta served as Boise Cascade, L.L.C.'s director of financial reporting. Prior to 2004, Ms. Madarieta served as Boise Cascade Corporation's supervisor of external financial reporting. Prior to joining Boise Cascade Corporation, Ms. Madarieta was an assurance and business advisory manager at KPMG and Arthur Andersen, where she was responsible for planning and supervising audit engagements for corporations and privately held companies. Ms. Madarieta received a B.B.A. in Accounting from Boise State University and is a certified public accountant.

ITEM 1A.	RISK FACTORS

Our financial and operating results are subject to a variety of risks and uncertainties, many of which could have significant, adverse effects on our business, our operating results, and our financial condition. In addition to the risks and uncertainties we discuss elsewhere in this Form 10-K (particularly in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") or in our other filings with the Securities and Exchange Commission (SEC), the following are important factors that could cause our actual results to differ materially from those we project in any forward-looking statement.

Risks Related to Industry Conditions

Some of our products are vulnerable to declines in demand due to competing technologies or materials. Our communication-based paper products, including newsprint, compete heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have had and will continue to have an adverse effect on traditional print media and usage of communication-based papers. Neither the timing nor the extent of this shift can be predicted with certainty, but we expect demand for these products to continue to decline over time and may eventually be eliminated altogether. We may not be able to grow our packaging business quickly enough to offset the demand decline we are experiencing in our paper business.

Increases in the cost of our raw materials, including wood fiber, chemicals, and energy, could affect our profitability. We rely heavily on the availability of raw materials, including wood fiber, chemicals, energy, and the transportation services that deliver these materials to our manufacturing locations. Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials and transportation services. For many of our products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs on to our customers in the short term. Any sustained increase in raw material costs, coupled with our inability to increase prices, would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines or facilities.

Wood fiber, including recycled fiber, is our principal raw material. We recognized $520.1 million of costs for wood fiber in 2012. The market price of wood fiber is dependent largely upon its availability and source and can vary significantly between geographies. The availability and cost of recycled fiber depends heavily on recycling rates and the domestic and global demand for recycled products. Our other principal raw materials are chemicals (including starch and caustic soda) and energy (including natural gas and electricity). In 2012, we recognized costs of $253.6 million and $196.0 million for chemicals and energy, respectively. The cost of both chemicals and energy can be volatile and can be affected by alternative demands for these materials, weather conditions, and other factors beyond our control.

The prices for all of these raw materials have fluctuated dramatically in the past and are likely to continue to fluctuate in the future. Our operating results have been, and will continue to be, affected by changes in the cost and availability of raw materials. Severe or sustained shortages of any of these raw materials could cause us to curtail our operations, resulting in material and adverse effects on our sales and profitability.

Changes in the prices of our products could materially affect our financial condition, results of operations, and liquidity. Macroeconomic conditions and fluctuations in industry capacity create changes in prices, sales volumes, and margins for most of our products, particularly commodity grades of paper and packaging products. Changing industry conditions can influence paper and packaging producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. A weak U.S. dollar tends to mitigate the levels of imports, while a strong U.S. dollar tends to increase imports of commodity paper products from overseas, putting downward pressure on prices.

Prices for all of our products are driven by many factors, and we have little influence over the timing and extent of price changes, which are often volatile. Market conditions beyond our control determine the prices for our commodity products, and as a result, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. From time to time, we have taken downtime, slowed production, or reduced operating capacity to balance our production with the market demand for our products, and we may continue to do so in the future. Our ability to achieve acceptable operating performance and margins depends primarily upon managing our cost structure and general conditions in the paper market. If the prices for our products decline or if we are unable to control our costs, it could have a material adverse effect on our operating cash flows, profitability, and liquidity.

The paper and packaging industries are highly competitive now and are likely to become more competitive in the future. The North American communication-based paper industry is highly consolidated and is in secular decline, meaning in the future our paper business will compete for market share and sales in the face of declining numbers of customers and market demand. The North American corrugated packaging industry has been consolidating, with a number of large corrugated producers merging or acquiring other smaller packaging operations, and we believe this consolidation will continue; as a result, now and likely in the future, we will face competition in our markets from larger-scale competitors which have greater financial and other resources, greater manufacturing economies of scale, greater self-sufficiency, or lower operating costs, compared with our company.

We are significantly smaller than many of our national competitors and may lack the financial resources needed to compete effectively. Many of our competitors are large, vertically integrated companies which have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, or lower operating costs, compared with our company. We may be unable to compete with these companies and other companies in the market during the various stages of the business cycle and particularly during any downturns. Some of the factors that may adversely affect our ability to compete in the markets in which we participate include the entry of new competitors (including foreign producers) into the markets we serve, our competitors' pricing strategies, our failure to anticipate and respond to changing customer preferences, and our inability to maintain the cost-efficiency of our facilities.

Risks Related to Our Operations

We may be unable to attract and retain key management and other key employees. Our key managers are important to our success and may be difficult to replace because they have an average of 20 years of experience in packaging and paper products manufacturing and distribution. While our senior management team has considerable experience, certain members of our management team are nearing or have reached normal retirement age. The failure to successfully implement succession plans could result in inadequate depth of institutional knowledge or inadequate skill sets, which could adversely affect our business.

We may engage in acquisitions and other strategic transactions, any of which could materially affect our business, operating results, and financial condition. Our stated goal is to expand our packaging business, and to this end, we have acquired packaging businesses over the last two years. We may continue seeking to acquire other businesses, products, or assets and may engage in other strategic transactions to the extent we believe they improve our competitive position or achieve our goals. However, we may not be able to find other suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all, which may impede the growth of our business. Any future acquisitions may not strengthen our competitive position or achieve our goals and may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses, and adversely affect our operating results, liquidity, and financial condition. There can be no assurance that we will be able to effectively manage the integration or separation required by any future transactions or be able to retain and motivate key personnel in connection with such transactions. In addition, difficulties encountered in any integration process could increase our expenses and have a material adverse effect on our financial condition, liquidity, and results of operations.

Expenditures related to the cost of compliance with environmental, health and safety laws and requirements could adversely affect our business and results of operations. Our operations are subject to laws and regulations relating to the environment, health, and safety. We have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations. There can be no assurance that future remediation requirements and compliance with existing and new laws, regulations and requirements will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. If we fail to comply with these laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions. We spent $2 million in

2012 and expect to spend about $7 million in 2013 for capital environmental compliance requirements. Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant additional expenditures.

We anticipate that governmental regulation of our operations will continue to become more burdensome and that we will continue to incur significant capital and operating expenditures in order to maintain compliance with applicable laws. For example, on January 31, 2013, the U.S. Environmental Protection Agency (EPA) published its final emission standards for boiler and process heaters (Boiler MACT rules), with an effective date of April 1, 2013, and compliance mandatory by January 31, 2016. The final Boiler MACT rules require process modifications and/or installation of air pollution controls on power boilers (principally our biomass-fuel-fired boilers) at our pulp and paper mills. We have reviewed the final rules and our preliminary estimates indicate we will incur additional capital spending of $33 to $38 million to achieve compliance with the rules, which includes the $7 million we expect to spend in 2013, as discussed above.
In addition, we may be affected by the enactment of laws concerning climate change that regulate greenhouse gas (GHG) emissions. Such laws may require buying allowances for mill GHG emissions or capital expenditures to reduce GHG emissions. Because environmental regulations are not consistent worldwide, our capital and operating expenditures for environmental compliance may adversely affect our ability to compete.
We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

OfficeMax represents a significant portion of our business. Our largest customer, OfficeMax, accounted for approximately 19% and 21% of our total sales for the years ended December 31, 2012, and December 31, 2011, respectively. We have an agreement with OfficeMax that requires OfficeMax to buy and us to supply at least 80% of OfficeMax's requirements for office papers through December 2017; however, there are circumstances that could cause the agreement to terminate before 2017. On February 20, 2013, OfficeMax announced it had signed a definitive merger agreement with its competitor, Office Depot. Our agreement with OfficeMax provides that it would survive the merger with respect to the office paper requirements of the legacy OfficeMax business. We cannot predict how the merger, if finalized, would affect the financial condition of the combined company, the paper requirements of the legacy OfficeMax business, or the effects the combined company would have on the pricing and competition for office papers. Significant reductions in paper purchases from OfficeMax (or the post-merger entity) would cause us to expand our customer base and could potentially decrease our profitability if new customer sales required either a decrease in our pricing and/or an increase in our cost of sales. Any significant deterioration in the financial condition of OfficeMax (or the post-merger entity) affecting the ability to pay or causing a significant change in the willingness to continue to purchase our products could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

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

Events such as those listed above have resulted in operating losses in the past.  For example, in 2005 a mechanical failure of one of the digesters at our Wallula, Washington, facility interrupted production, resulting in a reduction in operating income of approximately $2.0 million.  Also, in 2008, we incurred $5.5 million of expense related to lost production and costs incurred as a result of hurricanes Gustav and Ike. Future events may cause similar or more severe interruptions or shutdowns, which may result in additional downtime or cause additional damage to our facilities.

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

Labor disruptions or increased labor costs could materially adversely affect our business. While we believe we have good labor relations, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability. As of January 31, 2013, approximately 50% of our employees work pursuant to collective bargaining agreements. Approximately 4% of our total employees are working pursuant to collective bargaining agreements that will expire within the next 12 months.

When negotiating our collective bargaining agreements in the future, our potential inability to reach a mutually acceptable labor contract at any of our facilities could result in, among other things, strikes or other work stoppages or slowdowns by the affected employees. While the company has contingency plans in place to address labor disturbances, we could experience disruption to our operations that could have a material adverse effect on our results of operations, financial condition, and liquidity. Future labor agreements could increase our costs of healthcare, retirement benefits, wages, and other employee benefits. Additionally, labor issues that affect our suppliers could also have a material adverse effect on us if those issues interfere with our ability to obtain raw materials on a cost-effective and timely basis.

Cyber security risks related to security breaches of company, customer, employee, and vendor information, as well as the technology that manages our operations and other business processes, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third party providers, could become subject to cyber attacks. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.

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

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements. Our businesses are capital-intensive, and we regularly incur capital expenditures to maintain our equipment, increase our operating efficiency, and comply with environmental laws. In addition, significant amounts of capital are required to modify our equipment to produce alternative or additional products or to make significant improvements in the characteristics of our current products. During the year ended

December 31, 2012, our total capital expenditures were $137.6 million. We expect capital investments in 2013 to be between $152 million and $162 million, excluding acquisitions and major capital expansions.

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

Our ability to repay our debt is dependent on our ability to generate cash from operations. As of December 31, 2012, our total indebtedness was $780.0 million. Our ability to repay our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from future operations. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain additional debt would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Our indebtedness imposes restrictive covenants on us, and a default under our debt agreements could have a material adverse effect on our business and financial condition. Our credit facilities require BZ Intermediate Holdings LLC (BZ Intermediate) and its subsidiaries to maintain specified financial ratios and to satisfy specified financial tests. These tests include, in the case of our credit facilities, an interest expense coverage ratio, a senior secured leverage ratio, and a total leverage ratio. In addition, our credit facilities restrict, and the indentures governing the 8% and 9% senior notes restrict, among other things, the ability of BZ Intermediate and its subsidiaries to make some types of restricted payments, acquisitions, and capital expenditures. At December 31, 2012, the available restricted payment amount under our 8% senior notes indenture, which is more restrictive than our credit facilities and our 9% senior notes indenture, was approximately $106.9 million. We will need to seek permission from the lenders under our indebtedness to engage in specified corporate actions. The lenders' interests may be different from our interests, and no assurance can be given that we will be able to obtain the lenders' permission when needed.

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

We anticipate significant future funding obligations for pension benefits. Most of our pension benefits plans are frozen; however, we will continue to have significant obligations for pension benefits. As of December 31, 2012, our liability, net of plan assets, was $115.1 million, compared with $168.3 million at December 31, 2011. During the year ended December 31, 2012, we contributed $35.2 million to our pension plans. While we have no minimum required contribution in 2013, our 2014 minimum required contribution is approximately $3 million, assuming a return on plan assets of 6.75% in both years. The amount of required contributions will depend on, among other things, actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the impact of these and other factors, and the amount of our contributions may adversely affect our liquidity, financial condition, and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Commission staff regarding our periodic or current reports.

Item 2.	PROPERTIES

We own and lease properties in our business. All of our leases are noncancelable and accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses.

Information concerning capacity and utilization of our manufacturing and converting facilities is presented in "Part I, Item 1. Business" of this Form 10-K. We assess the condition and capacity of our manufacturing, distribution, and other facilities needed to meet our operating requirements. Our properties have been generally well maintained and are in good operating condition. In general, our facilities have sufficient capacity and are adequate for our production and distribution requirements. Information concerning encumbrances attached to our properties is presented in Note 8, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The following is a list of our facilities by segment as of January 31, 2013.

Packaging	Owned or Leased	Paper	Owned or Leased

Converting Operations		Manufacturing
Corrugated Containers		International Falls, MN	Owned
Burley, ID	Owned	Jackson, AL	Owned
Denver, CO	Leased	St. Helens, OR (a)	Owned
Nampa, ID	Owned	Wallula, WA	Owned
Salem, OR	Owned	Distribution
Salt Lake City, UT	Owned	Bensenville, IL	Leased
San Lorenzo, CA	Leased	Pico Rivera, CA	Leased
Santa Fe Springs, CA	Leased
Wallula, WA	Owned	Corporate
Corrugated Sheet Feeder		Boise, ID	Leased
Waco, TX	Owned
Corrugated Sheet Plants
Atlanta, GA	Leased
Seattle, WA	Leased
Sparks, NV	Leased
Protective Packaging
Amboise, France	Owned
Aoiz, Spain	Owned
Arlington, TX	Leased
Auburn, WA	Leased
Austin, TX	Leased
Ermelo, Netherlands	Owned/Leased
Fairfield, CA	Leased
Farmville, NC	Leased
Kalamazoo, MI	Leased
Monterrey, Mexico	Leased
North Haven, CT (b)	Leased
Santa Fe Springs, CA	Leased
Tillsonburg, ON, Canada	Leased
Trenton, IL	Owned
Linerboard and Newsprint
DeRidder, LA	Owned
Distribution
Dallas, TX	Leased
Phoenix, AZ	Leased
Portland, OR	Leased
Salt Lake City, UT	Leased
____________

(a)	In December 2012, we ceased paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill.

(b)	In the next 12 months, lease will be up for renewal.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to routine proceedings that arise in the course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

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

Market Information

The New York Stock Exchange (NYSE) is the principal market in which our common stock is traded. The following table indicates the last reported high and low closing prices of our common stock as reported by the NYSE and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
Quarter	High	Low
2012
Fourth	$9.06	$7.63	$0.72
Third	8.93	6.86	—
Second	8.21	6.48	—
First	8.49	7.25	0.48
Total			$1.20
2011
Fourth	$7.12	$4.71	$—
Third	8.12	4.42	—
Second	9.82	6.75	0.40
First	9.55	8.10	—
Total			$0.40

Holders

On January 31, 2013, there were approximately 41 holders of record of our common stock, one of which was Cede & Co., which is the holder of record of shares held through the Depository Trust Company.

Dividends

We paid a special cash dividend of $0.72, $0.48, $0.40, and $0.40 per common share on December 12, 2012, March 21, 2012, May 13, 2011, and December 3, 2010, to shareholders of record at the close of business on November 28, 2012, March 9, 2012, May 4, 2011, and November 17, 2010, respectively. The total dividend payouts were approximately $119.7 million, $47.9 million, and $32.3 million, in 2012, 2011, and 2010, respectively. Our ability to pay dividends continues to be restricted by our debt covenants and by Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with the Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. To the extent we do not have adequate surplus or net profits, we are prohibited from paying dividends.

Securities Authorized for Issuance Under Our Equity Compensation Plan

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (b)
Equity compensation plans approved by securityholders	1,965,280	$8.34	8,950,800
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	1,965,280	$8.34	8,950,800
____________

(a)	The reported amount includes the following outstanding awards that have been granted under the Boise Inc. Incentive and Performance Plan but not yet earned as of December 31, 2012:
661,746 shares issuable upon the vesting of service-condition vesting restricted stock and restricted stock units.
840,065 shares issuable upon the vesting and exercise of nonqualified stock options.
463,469 shares issuable upon the vesting of performance units (at target). The number of shares to be issued will be based on our return on net operating assets (RONOA) over two two-year performance periods from January 1, 2011, to December 31, 2012, and January 1, 2012, to December 31, 2013. The actual number of shares issued may be adjusted from 0% to 200% of the performance units awarded, based on our actual RONOA performance during the performance period.

(b)	The reported amount assumes the performance units are adjusted to the maximum value (200% of target).

Issuer Purchases of Equity Securities

In 2011, we announced our intent to repurchase up to $150 million of our common stock through a variety of methods, including in the open market, in privately negotiated transactions, or through structured share repurchases. During the year ended December 31, 2011, we repurchased 21,150,692 common shares for an average price of $5.74 per common share. During the year ended December 31, 2012, we repurchased 441 common shares for an average price of $6.63 per common share. We did not repurchase any shares of common stock during the three months ended December 31, 2012. As of December 31, 2012, $28.6 million remained available for repurchase under the existing repurchase authorization limit.

Performance Graph

The following graph compares the return on a $100 investment in our common stock on February 25, 2008 (the day we first began trading on the NYSE as Boise Inc.) with a $100 investment also made on February 25, 2008, in the S&P 500 Index and our peer group. The companies included in our peer group are Domtar Corp., Glatfelter, Greif, Inc., International Paper Company, KapStone Paper & Packaging, MeadWestvaco Corp., Neenah Paper Inc., Packaging Corp. of America, Rock-Tenn Company, Sappi Ltd., Stora Enso Corp., UPM-Kymmene Corp., Verso Paper Corp., and Wausau Paper Corp.

We omitted Temple-Inland Inc. from our peer group this year, because International Paper Company acquired Temple-Inland Inc. in February 2012.

The following table reflects each investment's value at December 31, 2008, 2009, 2010, 2011 and 2012.

	December 31
	2008	2009	2010	2011	2012
Boise Inc.	$5	$62	$98	$93	$119
S&P 500 Index	$67	$85	$98	$100	$116
Peer Group	$53	$84	$101	$91	$115

ITEM 6.	SELECTED FINANCIAL DATA

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

	Boise Inc.					Predecessor
	Year Ended December 31					January 1 Through February 21, 2008
	2012 (a)	2011 (b)	2010 (c)	2009 (d)	2008 (e)
Statement of income (loss) data
Sales	$2,555	$2,404	$2,094	$1,978	$2,071	$360
Income from operations	148	191	194	306	40	23
Net income (loss)	52	75	63	154	(46)	23
Net Income (loss) per common share:
Basic	0.52	0.74	0.78	1.96	(0.62)	—
Diluted	0.52	0.70	0.75	1.85	(0.62)	—
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (f)	300	333	303	396	145	24
Cash dividends declared per common share	1.20	0.40	0.40	—	—	—
Balance sheet data (at end of year)
Current assets	$620	$668	$653	$586	$596
Property	1,247	1,256	1,217	1,223	1,277
Total assets	2,208	2,286	1,939	1,896	1,988
Current liabilities	297	311	304	303	269
Long-term debt, less current portion	770	790	738	785	1,012
Notes payable	—	—	—	—	67
Total liabilities	1,460	1,491	1,292	1,275	1,539
Stockholders' equity	748	795	647	621	449
____________
Included in the selected financial data above are the activities of Aldabra 2 Acquisition Corp. prior to the Acquisition and the operations of the acquired businesses from February 22, 2008, through December 31, 2008. The Predecessor financial data is presented for the periods prior to the Acquisition.

(a)	Included $31.7 million of charges related primarily to ceasing paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill.

(b)	Included $2.2 million of expense recorded in our Packaging segment related to the inventory purchase price adjustments.
Included a $2.3 million loss on extinguishment of debt recorded in the Corporate and Other segment.
Included $3.1 million of transaction-related costs, of which $1.6 million was recorded in our Packaging segment and $1.5 million was recorded in our Corporate and Other segment. Transaction-related costs include expenses associated with transactions, whether consummated or not, and do not include integration costs.

(c)	Included a $22.2 million of loss on extinguishment of debt recorded in the Corporate and Other segment.

(d)	Included $5.8 million of expense associated with the restructuring of the St. Helens, Oregon, mill.
Included $5.9 million of income related to energy hedges.
Included $44.1 million of loss on extinguishment of debt for Boise Inc., or $66.8 million of loss on extinguishment of debt for BZ Intermediate, as a result of the October 2009 debt restructuring. The difference is due to the gain recognized by Boise Inc. related to the notes payable, which were held by Boise Inc.
Included $207.6 million of income for alternative fuel mixture credits.

(e)	Included $37.6 million of expense associated with the restructuring of the St. Helens, Oregon, mill.
Included $7.4 million of expense related to energy hedges.
Included $5.5 million of expense related to lost production and costs incurred as a result of hurricanes Gustav and Ike.
Included $10.2 million of expense related to inventory purchase accounting adjustments.
Included $19.8 million of expense related to the cold outage at the DeRidder, Louisiana, mill.
Included a $2.9 million gain for changes in supplemental pension plans.

(f)	The following table reconciles net income (loss) to EBITDA for the periods indicated (dollars in millions):

	Boise Inc.					Predecessor
	Year Ended December 31					January 1 Through February 21, 2008
	2012	2011	2010	2009	2008
Net income (loss)	$52	$75	$63	$154	$(46)	$23
Interest expense	62	64	65	83	91	—
Interest income	—	—	—	—	(2)	—
Income tax provision (benefit)	34	50	45	28	(9)	1
Depreciation, amortization, and depletion	152	144	130	132	110	—
EBITDA	$300	$333	$303	$396	$145	$24
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

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Part I, Item 1A. Risk Factors" of this Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K.

This section is provided with respect to Boise Inc. Unless indicated otherwise, BZ Intermediate Holdings LLC (BZ Intermediate) has materially the same financial condition and results of operations as those presented here.

Background

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. Our operations began on February 22, 2008, when we acquired the packaging and paper assets of Boise Cascade Holdings, L.L.C. (Boise Cascade). In these consolidated financial statements, unless the context indicates otherwise, the terms "the

Company," "we," "us," "our," or "Boise" refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate. We are headquartered in Boise, Idaho, and have approximately 5,300 employees. We operate largely in the United States but also have operations in Europe, Mexico, and Canada.

We operate and report our results in three reportable segments: Packaging, Paper, and Corporate and Other (support services). See Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information related to our segments.

Executive Summary

In 2012, we reported $52.2 million of net income, compared with $75.2 million in 2011. We reported $300.0 million of EBITDA, or $331.8 million excluding special items, compared with $340.2 million of EBITDA excluding special items in 2011. We were pleased with our overall 2012 operating results. Our mills and converting operations ran well and we reduced costs through productivity improvement by reducing usage of key raw materials. During the year, we generated $97.4 million of operating cash flow, less capital expenditures, and returned $119.7 million of capital to our shareholders through the payment of two special dividends totaling $1.20 per common share. Despite these achievements, our 2012 results were affected adversely by margin compression in some of our Packaging operations and declining prices in our Paper business.

In our Packaging segment, corrugated product sales volumes increased 16%. Approximately 9% of this increase related to our 2011 acquisitions and the remaining 7% was due to increased sales from our network of box plants, while U.S. industry containerboard demand increased a modest 0.6% according to the American Forest & Paper Association (AF&PA). In Packaging, we experienced margin compression in some of our converting operations, primarily in our California and Texas markets. We saw little benefit from the announced $50 per-ton linerboard price increase during the fourth quarter in our converting operations, but we expect to more fully benefit from the increase in first quarter 2013. As of January 31, 2013, we had implemented over 90% of the $50 price increase through our converting operations. We are making targeted capital investments in our converting operations to improve efficiency and keep pace with our sales growth. Our vertical integration rose from an average of 71% during 2011 to 84% in 2012 and we expect it to increase to approximately 90% in 2013 based on our current volumes. This integration reduces our exposure to linerboard export markets, which experienced declines and fluctuations in selling prices during the year. During 2012, we sold 31% less linerboard to external markets.

In our Paper segment, we faced declining prices for communication-grade papers throughout the year, particularly in the fourth quarter. Our average uncoated freesheet net sales price was $968 per-short-ton in 2012, a decrease from $990 per-short-ton in the prior year. The average price for uncoated freesheet in fourth quarter 2012 declined $27 per ton from the previous quarter and dropped $45 per ton from fourth quarter 2011, as industry supply continued to outpace demand. These dynamics factored heavily into our decision to cease paper production at our mill in St. Helens, Oregon, in December 2012, reducing our production capacity in 2013 by 60,000 tons. Paper segment results in 2012 include $31.7 million of charges recorded primarily in connection with our cessation of paper production in St. Helens. In 2012, we took 17,000 tons of market-related downtime in addition to the 19,000 tons of downtime from our planned annual maintenance outages. Despite these challenges, our uncoated freesheet sales volumes for the year increased 2%, due to a 5% increase in sales of label and release and premium office papers and higher purchase volumes by our cut-size customers. In 2012, our Paper operations also benefited from lower energy costs and lower wood fiber costs due to reduced consumption and lower prices of purchased pulp.

Our financial position remains strong. At December 31, 2012, we had $49.7 million of cash and cash equivalents, $780.0 million in total debt, and $487.7 million of unused borrowing capacity under our revolving credit facility.

Outlook

In our Packaging segment in 2013, we expect to continue growing our corrugated operations and to see margin improvement as we increase our vertical integration and more fully benefit from the $50-per-ton linerboard price increase announced in the fall of 2012. We also plan to make targeted capital investments in our converting operations to improve efficiency and keep pace with our sales growth. During first quarter 2013, we will also conduct a cold outage at our mill in DeRidder, Louisiana. Cold outages at this facility occur every five years and are more extensive and costly than our normal annual maintenance outages. We expect total maintenance outage costs for our Packaging segment in 2013 to be approximately $23 million, an increase of approximately $12 million from 2012, with $20 million expected in first quarter 2013 relative to $2 million in first quarter 2012, with the remaining $3 million expected in third quarter 2013.
In our Paper segment, according to Resource Information Systems Inc. (RISI), U.S. uncoated freesheet industry shipments are expected to decrease 3.2% in 2013. As demand for paper products continues to decline, we will aggressively manage our costs and evaluate the optimal configuration of our white paper assets, to balance our production with the demand for our products. As for key input costs, we expect higher fiber and energy costs and relatively stable chemical costs in 2013.
On February 20, 2013, OfficeMax announced it had signed a definitive merger agreement with its competitor, Office Depot. Our agreement with OfficeMax provides that it would survive the merger with respect to the office paper requirements of the legacy OfficeMax business. We cannot predict how the merger, if finalized, would affect the financial condition of the combined company, the paper requirements of the legacy OfficeMax business, or the effects the combined company would have on the pricing and competition for office papers.
Financial Results and Special Items

The following table sets forth our financial results (dollars in millions, except per-share data):

	Year Ended December 31
	2012	2011	2010
Sales	$2,555.4	$2,404.1	$2,093.8
Net income	52.2	75.2	62.7
Net income per diluted share	0.52	0.70	0.75
Net income excluding special items	71.6	79.9	76.8
Net income excluding special items per diluted share	0.71	0.75	0.91
EBITDA	300.0	332.6	302.6
EBITDA excluding special items	331.8	340.2	325.6

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

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income to EBITDA and EBITDA to EBITDA excluding special items (dollars in millions):

	Year Ended December 31
	2012	2011	2010
Net income	$52.2	$75.2	$62.7
Interest expense	61.7	63.8	64.8
Interest income	(0.2)	(0.3)	(0.3)
Income tax provision	34.0	50.1	45.4
Depreciation, amortization, and depletion	152.3	143.8	129.9
EBITDA	$300.0	$332.6	$302.6

St. Helens charges	$31.7	$—	$—
Inventory purchase accounting expense	—	2.2	—
Loss on extinguishment of debt	—	2.3	22.2
Transaction-related costs	—	3.1	—
Change in fair value of energy hedges	—	—	0.6
St. Helens mill restructuring	—	—	0.2
EBITDA excluding special items	$331.8	$340.2	$325.6

The following table reconciles net income to net income excluding special items and presents net income excluding special items per diluted share (dollars and shares in millions, except per-share data):

	Year Ended December 31
	2012	2011	2010
Net income	$52.2	$75.2	$62.7
St. Helens charges	31.7	—	—
Inventory purchase accounting expense	—	2.2	—
Loss on extinguishment of debt	—	2.3	22.2
Transaction-related costs	—	3.1	—
Change in fair value of energy hedges	—	—	0.6
St. Helens mill restructuring	—	—	0.2
Tax provision for special items (a)	(12.3)	(2.9)	(8.9)
Net income excluding special items	$71.6	$79.9	$76.8
Weighted average common shares outstanding: diluted	101.1	106.7	84.1
Net income excluding special items per diluted share	$0.71	$0.75	$0.91
 ____________

(a)	Special items are tax effected in the aggregate at an assumed combined federal and state statutory rate in effect for the period.

Segment Highlights

Set forth below are our average net selling prices and volumes for our principal products, as well as some key financial information by segment (volumes in thousands of short tons and dollars per short ton, except corrugated containers and sheets, dollars in millions):

	Year Ended December 31
	2012	2011	2010
Packaging
Sales Prices (a)
Linerboard, Total	$467	$459	$434
Linerboard, External sales	415	422	365
Newsprint	540	541	493
Corrugated containers and sheets ($/msf) (b)	76	68	57
Sales volumes (thousands of short tons, except corrugated)
Linerboard, Total	611.1	606.5	601.6
Linerboard, External sales	158.9	230.2	225.2
Newsprint	233.4	230.8	230.7
Corrugated containers and sheets (mmsf) (b)	10,079	8,720	6,735
Input and outage costs
Key input costs
Fiber, including purchased rollstock	$176.9	$156.9	$97.4
Energy	61.2	65.2	65.8
Chemicals	42.0	38.0	31.4
Outage costs	10.9	9.9	9.0
EBITDA (c)	162.5	155.5	103.6
EBITDA excluding special items (c)	162.5	159.3	103.7
Assets	958.0	957.3	505.6
Paper
Sales Prices (a)
Uncoated freesheet (d)	$968	$990	$977
Corrugating medium	509	481	467
Market pulp	458	565	549
Sales volumes
Uncoated freesheet (d)	1,253.8	1,229.8	1,233.0
Corrugating medium	135.3	135.3	126.5
Market pulp	52.9	90.2	81.2
Input and outage costs
Key input costs
Fiber	$343.1	$377.1	$364.4
Energy	134.8	143.9	145.9
Chemicals	211.6	197.8	173.4
Outage costs	14.8	21.5	14.0
EBITDA (c)	161.6	201.5	238.9
EBITDA excluding special items (c)	193.3	201.5	239.6
Assets	1,144.7	1,190.9	1,187.9
 ____________

(a)
Average net selling prices for our principal products represent sales less freight costs, discounts, and allowances. As reported in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K, segment revenues include fees for shipping and handling charged to customers for sales transactions.

(b)	Included corrugated container and sheet prices and volumes for Tharco and Hexacomb since their acquisitions on March 1 and

December 1, 2011, respectively. Increase in sales price during 2012 is primarily due to Hexacomb.

(c)	For reconciliations of non-GAAP measures see "Non-GAAP Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(d)	Includes cut-size office papers, printing and converting papers, and label and release papers.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	Competing technologies, including electronic substitution, that affect the demand for our products.

•	General global economic conditions, including, but not limited to, durable and nondurable goods production and white-collar employment.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, including wood fiber, energy, and chemicals.

•	Legislation or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Integration of our acquisitions.

•	Major equipment failure or significant operational setbacks.

•	Our customer concentration and the ability of our customers to pay.

•	Labor and personnel relations.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in "Part I, Item 1A. Risk Factors" of this Form 10-K.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales (dollars in millions, except percent-of-sales data):

	Year Ended December 31
	2012	2011	2010
Sales
Trade	$2,495.1	$2,364.0	$2,058.1
Related parties	60.3	40.1	35.6
	2,555.4	2,404.1	2,093.8

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	2,004.0	1,880.3	1,634.0
Fiber costs from related parties	19.8	18.8	25.3
Depreciation, amortization, and depletion	152.3	143.8	129.9
Selling and distribution expenses	121.8	107.7	58.1
General and administrative expenses	79.7	60.6	52.3
St. Helens charges	27.6	—	—
Other (income) expense, net	2.6	2.0	0.2
	2,407.8	2,213.0	1,899.8

Income from operations	$147.5	$191.1	$194.0

Sales
Trade	97.6%	98.3%	98.3%
Related parties	2.4	1.7	1.7
	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	78.4%	78.2%	78.0%
Fiber costs from related parties	0.8	0.8	1.2
Depreciation, amortization, and depletion	6.0	6.0	6.2
Selling and distribution expenses	4.8	4.5	2.8
General and administrative expenses	3.1	2.5	2.5
St. Helens charges	1.1	—	—
Other (income) expense, net	0.1	0.1	—
	94.2%	92.1%	90.7%

Income from operations	5.8%	7.9%	9.3%

The table above includes financial results for Tharco and Hexacomb since we acquired them on March 1 and December 1, 2011, respectively.

Operating Results

2012 Compared With 2011

Sales

In 2012, total sales increased $151.3 million, or 6%, to $2,555.4 million, compared with $2,404.1 million in 2011. The increase was primarily a result of increased sales from our acquisitions of Tharco in March 2011 and Hexacomb in December 2011, and sales volume growth in our network of box plants which increased sales in our Packaging segment. The increase was offset partially by lower sales prices of uncoated freesheet papers and lower volumes and prices for market pulp in our Paper segment.

Packaging. Sales increased $180.4 million, or 19%, to $1,130.1 million, compared with $949.7 million for the year ended December 31, 2011. Sales volumes of corrugated products increased 16% in 2012 compared with 2011. Approximately 9% of this increase related to growth from our 2011 acquisitions and the remaining 7% was due to increased sales from our network of box plants. We continue to increase our vertical integration and internal consumption of linerboard, reducing our exposure to export markets. Net sales prices and volumes of linerboard sold to third parties decreased 2% and 31%, respectively, during 2012, compared with 2011.

Paper. Sales decreased $28.2 million, or 2%, to $1,468.3 million, compared with $1,496.5 million for the year ended December 31, 2011. The decrease was due primarily to a 2% decline in average sales prices of uncoated freesheet papers and declines in sales volumes and net selling prices for market pulp of 41% and 19%, respectively. Our average sales price of uncoated freesheet was $968 per short ton in 2012, down from an average of $990 per short ton in 2011. Sales volumes of uncoated freesheet were up 2% in 2012, compared with 2011. The increase in our uncoated freesheet sales volumes for the year is due to a 5% increase in sales of label and release and premium office papers and higher purchase volumes by our cut-size customers. Combined sales volumes of label and release and premium office papers represented 34% of our total uncoated freesheet sales volumes for 2012, up from 33% in the prior year.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $124.8 million to $2,023.8 million for the year ended December 31, 2012, compared with $1,899.0 million for the year ended December 31, 2011. In both 2012 and 2011, materials, labor and other operating expenses, including the cost of fiber from related parties, were 79% of sales. In our Packaging segment, the increased sales volumes described above led to increased fiber, chemical, labor, freight, supplies and other costs. In our Paper segment, lower wood fiber costs due to reduced prices and consumption of purchased pulp and lower energy costs were offset partially by higher chemical input and other costs.

The table below breaks out our most significant input costs: fiber (including purchased rollstock consumed in our corrugated operations), chemicals, and energy (dollars in millions):

	Year Ended December 31
	2012	2011
Fiber	$520.1	$534.0
Chemicals	253.6	235.7
Energy	196.0	209.1
	$969.6	$978.8

Fiber. Costs for fiber, including purchased rollstock consumed in our corrugated operations, increased $20.0 million in our Packaging segment and decreased $34.0 million in our Paper segment, compared with the year ended December 31, 2011. Purchased rollstock costs in our Packaging segment increased due to our acquisitions. Fiber costs in our Paper segment decreased primarily due to lower prices and reduced consumption of purchased pulp.

In Minnesota and Alabama, our overall fiber costs decreased due to improved pulp production, which reduced consumption of purchased pulp. In Minnesota, the decreases were offset partially by increased secondary fiber costs and consumption, and higher wood fiber costs. In Alabama, the decreases were offset partially by increased wood prices and higher consumption of both wood fiber and secondary fiber. In Washington, fiber costs decreased as a result of decreased consumption of wood fiber, offset partially by increased consumption of both purchased pulp and secondary fiber and higher wood fiber prices.

Compared with 2011, total fiber costs at our DeRidder, Louisiana, mill increased as a result of higher prices and consumption of wood fiber due to increased linerboard production, offset partially by lower consumption and prices of secondary fiber.

Chemicals. Chemical costs increased $4.1 million in our Packaging segment and $13.8 million in our Paper segment. The increased costs were primarily a result of increased prices for chemicals, including caustic soda, starch, and precipitated calcium carbonate. Costs also increased as the result of increased production of label and release papers, which require more chemicals to produce.

Energy. Energy costs decreased $4.0 million in our Packaging segment and $9.1 million in our Paper segment. In our Packaging segment, the decrease was due to lower prices for electricity and natural gas, offset partially by a modest increase in consumption of fuel. In our Paper segment, the decrease was due to lower prices and consumption of fuel, offset partially by higher electricity prices.

Labor. Labor costs related to the production of our products recorded in "Materials, labor, and other operating expenses (excluding depreciation)" were $350.8 million in 2012, an increase of $33.3 million, or 10%, compared with the same period in 2011. Approximately 79% of the increase is attributable to our acquisitions with the remaining increase primarily related to increased sales volumes. Labor costs are not as volatile as wood fiber costs and energy; however, they make up a significant component of our operating costs and tend to increase over time.

Selling and distribution expenses. In 2012, the increase in selling and distribution expenses related primarily to our acquisitions. The businesses we acquired serve a larger proportion of small customers with a more diverse range of products, compared with our historical packaging business, resulting in higher selling and distribution costs. Excluding the acquisitions, selling and distribution expenses were essentially flat as a percentage of sales in 2012, compared with 2011.

St. Helens charges. In 2012, we ceased paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill. During the year ended December 31, 2012, we recorded $31.7 million of pretax costs related primarily to ceasing paper operations at the mill. These costs are recorded in our Paper segment. The $31.7 million of costs included approximately $14.2 million of non-cash charges related primarily to the impairment of property, plant and equipment, and inventory, and approximately $17.5 million of cash costs of which we expect to pay approximately $7.3 million of employee-related and other costs in early 2013 and the remaining amounts over a longer term. We recorded $27.6 million in "St. Helens charges" and $4.1 million related primarily to inventory in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Income. Our decision to cease paper production at our St. Helens, Oregon, paper mill will essentially eliminate future sales volumes of flexible packaging papers, as approximately half of our 60,000 ton capacity at the St. Helens facility produced flexible packaging papers, with the remaining capacity dedicated to printing and converting papers.

Depreciation, amortization, and depletion and general and administrative expenses increased during 2012 due primarily to incremental expenses from our acquisitions. Compared with 2011, depreciation, amortization, and depletion was flat as a percentage of sales. General and administrative costs increased as a percentage of sales in 2012, compared with 2011. Approximately 67% of the increase related to our acquisitions, and the remaining increase related to higher employee-related costs.

Income From Operations

Income from operations for the year ended December 31, 2012, decreased $43.5 million to $147.5 million, compared with $191.1 million for the year ended December 31, 2011. As discussed above, 2012 income from operations included $31.7 million of pretax costs primarily related to ceasing paper production on our one remaining machine at our mill in St. Helens, Oregon. Before the St. Helens costs, income from operations decreased $11.8 million. Income from operations also includes net costs from our Corporate and Other segment which increased slightly in 2012 compared with 2011.

Packaging. Segment income from operations decreased $3.4 million to $101.6 million in 2012, compared with $105.0 million for the year ended December 31, 2011. The decrease in segment income related to margin compression on the sale of our products at our converting operations, primarily in Texas and California, and increases in depreciation and amortization associated with our acquisition of Hexacomb on December 1, 2011, which were only partially offset by lower energy costs.

Paper. Segment income from operations decreased $38.1 million to $73.9 million in 2012, compared with $112.1 million for the year ended December 31, 2011. This decrease related to the $31.7 million of pretax costs recorded primarily in connection with ceasing paper production on our one remaining paper machine at our mill in St. Helens, Oregon, in December 2012. Additionally, the decrease related to lower sales prices for uncoated freesheet and market pulp, lower sales volumes of market pulp, and higher chemical costs, which were only partially offset by lower fiber and energy costs, lower maintenance outage costs and increased volumes of uncoated freesheet, primarily label and release and premium office paper grades.

Other

Income taxes. For the years ended December 31, 2012 and 2011, we recorded income tax expense of $34.0 million and $50.1 million, respectively, and had effective tax rates of 39.5% and 40.0%, respectively. In both periods, the primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state income taxes.

Loss on extinguishment of debt. During the year ended December 31, 2011, we recognized $2.3 million in loss on extinguishment of debt. This amount consists primarily of previously unamortized deferred financing costs, which were expensed in connection with our financing activities. We did not recognize any of these costs in 2012.

2011 Compared With 2010
Sales
In 2011, total sales increased $310.3 million, or 15%, to $2,404.1 million, compared with $2,093.8 million in 2010. The increase was a result of increased sales from our acquisition of Tharco in first quarter 2011, which increased sales in our Packaging segment, as well as higher net selling prices for the products we manufacture.

Packaging. Sales increased $277.8 million, or 41%, to $949.7 million, compared with $671.9 million for the year ended December 31, 2010. The increase related primarily to our acquisition of Tharco, which drove higher sales volumes and prices for corrugated products and accounted for approximately 81% of the $277.8 million increase. Other drivers included a 16% increase in segment linerboard net selling prices and a 10% increase in newsprint net selling prices.

Paper. Sales increased $38.2 million, or 3%, to $1,496.5 million, compared with $1,458.3 million for the year ended December 31, 2010. The increase was due to a 1% increase in overall uncoated freesheet net sales prices, as commodity uncoated freesheet net sales prices decreased 1% and premium and specialty net sales prices increased 4%, compared with the prior-year period. Overall uncoated freesheet sales volumes were flat, compared with the prior-year period, as a 2% decline in commodity sales volumes was offset by a 4% increase in premium and specialty sales volumes. Sales volumes of premium office, label and release, and flexible packaging papers represented 33% of our total uncoated freesheet sales volumes for 2011.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from related parties, increased $239.7 million to $1,899.0 million, for the year ended December 31, 2011, compared with $1,659.3 million for the year ended December 31, 2010. The increase related primarily to operating costs associated with Tharco, as well as higher overall input costs in our Paper segment.

The table below breaks out our most significant input costs: fiber (including purchased rollstock consumed in our corrugated operations), chemicals, and energy (dollars in millions):

	Year Ended December 31
	2011	2010
Fiber	$534.0	$461.8
Chemicals	235.7	204.9
Energy	209.1	211.7
	$978.8	$878.4

Compared with 2010, total fiber, chemical, and energy costs increased $100.4 million in 2011. This increase was driven primarily by fiber costs associated with Tharco, as well as higher chemical and fiber costs in our Paper segment.

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

Labor. Labor costs related to the production of our products recorded in "Materials, labor, and other operating expenses (excluding depreciation)" were $317.5 million in 2011, an increase of $45.0 million, or 17%, compared with the same period in 2010. Included in 2011 are additional labor costs from our first-quarter acquisition of Tharco.

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

Income From Operations

Income from operations for the year ended December 31, 2011, decreased slightly to $191.1 million, compared with $194.0 million for the year ended December 31, 2010. Excluding special items, income from operations increased $5.3 million in 2011. Before special items, the increase related to a significant earnings growth in our Packaging segment, offset partially by decreased operating income in our Paper segment. Income from operations also includes net costs from our Corporate and Other segment.

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

Balance Sheet Changes

The changes in our balance sheet, compared with December 31, 2010, relate primarily to the Tharco and Hexacomb acquisitions, the exercise of warrants, the repurchase of our common stock, and an increase in our pension obligations. We increased our assets approximately $423.4 million and our liabilities approximately $97.2 million in total for both acquisitions based on the fair values on the acquisition dates. During 2011, warrant holders exercised 40.3 million warrants, resulting in the issuance of 38.4 million additional common shares and we repurchased 21.2 million common shares. Compared with December 31, 2010, our pension obligation, which is recorded in long-term "Compensation and benefits" on our Consolidated Balance Sheets, increased approximately $83.4 million. The increase in our pension obligation related primarily to a decrease in the discount rate from 5.50% at December 31, 2010 to 4.50% at December 31, 2011. See Note 4, Acquisitions, Note 10, Retirement and Benefit Plans, and Note 12, Stockholders' Equity and Capital, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information.

Liquidity and Capital Resources

In 2012, we generated $97.4 million of operating cash flow, less capital expenditures, compared with $121.4 million in 2011. Almost 80% of the decrease in operating cash flow, less capital expenditures, in 2012 related to additional pension contributions and increased capital expenditures. For more information, see the discussion under "Operating Activities" and "Investing Activities" below. We ended the year with $49.7 million of cash and $487.7 million of aggregate liquidity from unused borrowing capacity under the revolving credit facility, net of letters of credit. Our cash equivalents are invested in bank deposits and money market funds that are invested in U.S. government debt and agency securities. At December 31, 2012, we did not hold significant investments tied to debt of countries facing severe fiscal challenges.

Our foreign operations are not material to our financial position or results of operations. At December 31, 2012, we had $8.0 million of cash held in operations outside of the United States. We indefinitely reinvest our earnings in operations outside the United States; however, if foreign earnings were repatriated at a future date, we would need to accrue and pay taxes.

We believe that our cash, as well as our cash flows from operations and the available borrowing capacity under our revolving credit facility, will be adequate to provide cash as required to support our ongoing operations, property and equipment expenditures, pension contributions, and debt service obligations for at least the next 12 months.

Sources and Uses of Cash

We primarily generate cash from sales of our products and from short- and long-term borrowings, as well as from the sale of nonstrategic assets. Our principal operating cash expenditures are for fiber, compensation, chemicals, energy, and interest. In addition to paying for ongoing operating costs, we use cash to invest in our business, return capital to shareholders, fund pension obligations, repay debt, and meet our contractual obligations and commercial commitments. Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities (including a sensitivity analysis related to our sources and uses of cash from/for operating activities), investing activities, and financing activities (dollars in millions):

	Year Ended December 31
	2012	2011	2010
Cash provided by operations	$235.0	$250.2	$289.8
Cash used for investment	(136.2)	(443.3)	(109.3)
Cash provided by (used for) financing	(146.1)	123.3	(83.1)

Operating Activities

2012 Compared With 2011

In 2012 and 2011, operating activities provided $235.0 million and $250.2 million of cash, respectively. Compared with 2011, cash provided by operations decreased $15.2 million due to a $9.8 million increase in cash contributions to our pension plans and a $1.9 million increase in working capital. In 2012, we contributed $35.2 million to our pension plans, compared with $25.4 million in 2011. Working capital increased $19.0 million in 2012, compared with a $17.1 million increase in the prior year. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. In 2012, the increase in working capital related primarily to decreased payables and an increase in accounts receivable. Our payables decreased due to our reducing paper production on selected uncoated freesheet machines in the fourth quarter to balance our production with lower demand for our products in an effort to maintain efficient inventory levels. Receivables increased in 2012 due to higher sales volumes and prices for our corrugated products.

2011 Compared With 2010

In 2011 and 2010, operating activities provided $250.2 million and $289.8 million of cash, respectively. Compared with 2010, the decrease in cash provided by operations related to a $17.1 million increase in working capital in 2011, compared with a $38.1 million reduction in working capital in the prior year. In 2011, the increase in working capital related primarily to increased inventory balances. Inventory increased due to the building of raw materials inventories in our business and a higher valuation of our finished goods inventories. Compared with 2010, cash provided by operations also decreased due to a decline in income from operations in 2011. The decline in income from operations related primarily to decreased operating income in our Paper segment, which was driven by higher input costs and continued declines in U.S. industry demand for uncoated freesheet. For more information, see "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sensitivity Analysis Related to Sources and Uses of Cash From/For Our Operating Activities

Our operations can be affected by the following sensitivities (dollars in millions):

Sensitivity Analysis (a)	Estimated Annual Impact on Income Before Taxes
Packaging
Corrugated containers and sheets ($1.00/msf change in price)	$10
Linerboard (External sales) ($10/short ton change in price)	2
Newsprint ($10/short ton change in price)	2
Paper
Uncoated freesheet ($10/short ton change in price)	12
Interest rate (1% change in interest rate on our variable-rate debt)	2
Energy (b)
Natural gas ($1.00/mmBtu change in price)	11
Electricity (1% change in cost)	1
Diesel ($0.50/gallon change in price)	6
Fiber (1% change in cost)	5
Chemicals (1% change in cost)	3
 ____________

(a)	Based on 2012 operations and adjusted for ceasing paper production at St. Helens.

(b)
The allocation between energy sources may vary during the year in order to take advantage of market conditions. The diesel sensitivity does not take into account any floors that may exist in rail or truck fuel surcharge formulas.

Investment Activities

2012

During 2012, we used $137.6 million of cash for capital expenditures for property and equipment, compared with $128.8 million in 2011, an increase of $8.8 million, as we invested in enhancements and efficiency improvements in our box plant system.

The details of cash capital expenditures for property and equipment by segment for the year ended December 31, 2012, are included in the table below (dollars in millions):

	Year Ended December 31, 2012
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total
Packaging	$2.0	$11.6	$47.7	$61.3
Paper	—	13.0	58.1	71.1
Corporate and Other	—	1.1	4.1	5.2
	$2.0	$25.7	$109.9	$137.6
____________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

We expect capital investments in 2013 to be between $152 million and $162 million, excluding acquisitions and major capital expansions. This level of capital investment represents an increase from prior years. The increase relates to cost-reduction and improvement projects in our corrugated operations. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. Of the amount we expect to spend for capital investments in 2013, approximately $7 million relates to environmental compliance requirements. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. Our preliminary estimates indicate we will incur additional capital spending of $33 to $38 million for compliance with Boiler MACT rules at our paper mills, which includes the $7 million we expect to spend in 2013, as discussed above. For additional information, see "Environmental" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
2011

For the year ended December 31, 2011, investing activities used $443.3 million of cash, which consisted of $326.2 million of cash for the Tharco and Hexacomb acquisitions, $128.8 million for capital expenditures for property and equipment, and $3.5 million of cash for purchases of short-term investments. We received $14.1 million of proceeds from the maturity of short-term investments. The short-term investments consisted of funds invested in certificates of deposit insured by the Federal Deposit Insurance Corporation (FDIC). During 2011, we liquidated our short-term investment portfolio.

2010

For the year ended December 31, 2010, investing activities used $109.3 million of cash, which consisted of $111.6 million of expenditures for property and equipment, $25.3 million for purchases of short-term investments, and $24.7 million of proceeds from the maturities of short-term investments.

Financing Activities

2012

Cash used for financing activities was $146.1 million in 2012, compared with $123.3 million of cash provided by financing activities in 2011. Financing activities in 2012 included a $119.7 million outflow related to the payment of two special dividends, which totaled approximately $1.20 per common share, and $25.0 million of debt repayments.

During third quarter 2012, we made $17.5 million of voluntary payments on our Tranche A Term Loan, which eliminates our required principal payment obligations until December 31, 2013. Based on the current structure of our debt agreements, our expected debt service obligation, assuming debt interest rates stay at December 31, 2012, levels, is estimated to be approximately $64.9 million for 2013 and $74.6 million for 2014, consisting of cash payments for principal, interest, and fees. These amounts remain subject to change, and such changes may be material.

We lease some of our locations, as well as other property and equipment, under operating leases. These operating leases are not included in debt; however, they represent a commitment. Obligations under operating leases are shown in "Contractual Obligations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

For more information about our debt and leases, see Note 8, Debt, and Note 14, Leases of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10‑K.

2011

Cash provided by financing activities for the year ended December 31, 2011, was $123.3 million and included $284.8 million of cash proceeds from the exercise of 40.3 million warrants and $18.2 million of proceeds from the net issuance of debt. During 2011, we replaced our revolving credit facility and entered into a new Tranche A Term Loan facility (the Credit Facilities), which extended our maturities and lowered our interest rates. These sources of cash were partially offset by $121.4 million of cash used to repurchase $21.2 million shares of our common stock at an average price of $5.74, $47.9 million of cash used to pay our shareholders special dividends, and $8.6 million of cash used to pay financing costs incurred in connection with the new Credit Facilities discussed above.

2010

Cash used for financing activities for the year ended December 31, 2010, reflects $334.1 million of debt repayments, $300.0 million of debt issuances, $32.3 million for payment of a $0.40 per common share special dividend, and $12.0 million of cash paid for financing costs.

Commitments, Guarantees, and Legal Proceedings

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2012. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities (dollars in millions):

	Payments Due by Period
	2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt, including current portion (a)	$10.0	$50.0	$420.0	$300.0	$780.0
Interest (b)	54.9	108.7	103.5	60.0	327.1
Operating leases (c)	22.7	39.8	25.3	11.1	98.9
Purchase obligations:
Raw materials and finished goods inventory (d)	74.5	15.4	—	—	89.9
Utilities (e)	24.2	2.9	0.3	—	27.4
Other (f)	5.6	4.8	2.4	1.6	14.4
Other long-term liabilities reflected on our Consolidated Balance Sheet (g):
Compensation and benefits (h)	0.6	18.2	23.8	79.5	122.1
Other (i) (j)	4.6	8.0	5.1	28.9	46.6
	$197.1	$247.8	$580.4	$481.1	$1,506.4
____________

(a)
The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt. Debt maturities in 2013 include repayment of $5.0 million of borrowings under our Revolving Credit Facility, based on our intent to repay.

(b)	Amounts represent estimated interest payments as of December 31, 2012, and assume our long-term debt is held to maturity.

(c)
We enter into operating leases in the normal course of business. We lease some of our operating facilities, as well as other property and equipment, under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements.

(d)
Included among our raw materials purchase obligations are contracts to purchase approximately $65.6 million of wood fiber. Purchase prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2013 pricing. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals.

(e)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2012, or upon contract language, if available.

(f)	Consists primarily of information technology purchase obligations.

(g)
Long-term deferred income taxes of $198.4 million and unrecognized tax benefits of $28.3 million are excluded from this table, because the timing of their future cash outflows are uncertain. Additional information relating to the inclusion of the credits in taxable income may become available in the next 12 months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded. It is not reasonably possible to know to what extent the total amounts of unrecognized benefits will increase or decrease within the next 12 months.

(h)
Amounts consist primarily of pension obligations, including current portion of $0.4 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, retirement and mortality rates, expected contributions, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries. We have no minimum required contribution in 2013, and we will contribute at least the required minimum contribution, which we currently estimate to be approximately $3 million in 2014.

(i)	Includes current liabilities of $4.6 million related primarily to the current portion of workers' compensation liability.

(j)
We have excluded $1.4 million and $1.5 million of deferred lease costs and unfavorable lease liabilities, respectively, from the other long-term liabilities in the table above. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category, above, and unfavorable lease liabilities do not represent a contractual obligation which will be settled in cash.

Guarantees

At December 31, 2012, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. For more information, please refer to Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10‑K.

Legal Proceedings

We are not currently a party to any legal proceedings or environmental claims we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

Off-Balance-Sheet Activities

At December 31, 2012 and 2011, we had no off-balance-sheet arrangements with unconsolidated entities.

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

Disclosures of Financial Market Risks

We are exposed to market risks, including changes in interest rates, energy prices, and foreign currency exchange rates. See Note 8, Debt, and Note 9, Financial Instruments, of the Notes to Consolidated Financial

Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives that are not designated as economic hedges, such as cash flow or fair value hedges, we formally assess, both at the derivatives' inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

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

The table below provides a summary of our long-term debt obligations and energy derivatives as of December 31, 2012. Other instruments subject to market risk, such as obligations for pension plans, are not reflected in the table. For our long-term debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Changes in market rates of interest affect the fair value of our fixed-rate debt. For our energy derivatives, the table sets forth the estimated fair value based on current rates and does not attempt to project future rates (dollars in millions).

	2013	2014	2015	2016	2017	There- after	December 31, 2012
							Total	Fair Value
Debt
Long-term debt (a)	$10.0	$20.0	$30.0	$120.0	$300.0	$300.0	$780.0	$840.0
Fixed-rate debt payments (b)
9% senior notes (c)	$—	$—	$—	$—	$300.0	$—	$300.0	$327.4
8% senior notes (c)	—	—	—	—	—	300.0	300.0	333.1
Average interest rate (as percentage)	—	—	—	—	9.0	8.0	8.5	—
Variable-rate debt payments (b)	$10.0	$20.0	$30.0	$120.0	$—	$—	$180.0	$179.5
Average interest rate (as percentage)	2.2	2.2	2.2	2.2	—	—	2.2	—
Energy derivatives (d)	$2.7	$1.3	$0.5	$0.1	$—	$—	$4.6	$4.6
____________

(a)	Includes current portion of our long-term debt. Debt maturities in 2013 include repayment of $5.0 million of borrowings under our Revolving Credit Facility, based on our intent to repay in 2013.

(b)	These obligations are further explained in Note 8, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)	The table assumes that accumulated interest is paid semiannually.

(d)
These obligations are further explained in Note 9, Financial Instruments, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations, including laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a strong corporate culture of compliance by taking a conservative approach to managing environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. Despite our efforts, we are not able to guarantee compliance with all environmental requirements at all times, and current compliance is not a guarantee that fines and penalties will not occur in the future. In all periods presented, environmental spending for fines and penalties across all of our segments was immaterial.

We incur, and we expect to incur, substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. We spent $2 million in 2012 and expect to spend about $7 million in 2013 for capital environmental compliance requirements. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions, and could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to the pulp and paper sector and industrial boilers.

On December 20, 2012, the United States Environmental Protection Agency (EPA) signed its final Boiler MACT rules and companion rules covering commercial and industrial solid waste incinerators (CISWI rule) and non-hazardous secondary materials (NHSM) rules. The EPA published final Boiler MACT rules on January 31, 2013, with an effective date of April 1, 2013, and compliance mandatory by January 31, 2016. The preamble to the final rules allows states to grant individual sources four years to achieve compliance upon demonstration of need. While we still have concerns over certain rule details, regulatory interpretations, and the impacts to capital and operating costs, the final rules are technically achievable. We have reviewed the final rules and our preliminary estimates indicate we will incur additional capital spending of $33 to $38 million for compliance at our paper mills, which includes the $7 million we expect to spend in 2013, as discussed above.
Climate change, in its many dimensions (legislative, regulatory, market, and physical), has the potential to significantly affect our business. For example, we may be affected by the enactment of laws concerning climate change that regulate greenhouse gas (GHG) emissions. Such laws may require buying allowances for mill GHG emissions or capital expenditures to reduce GHG emissions.
Our manufacturing operations emit greenhouse gases (GHGs), which may contribute to global warming and climate change. We have been a voluntary member of the EPA Climate Leaders program and the Chicago Climate Exchange (CCX). Under these programs, we have established GHG emission inventories using established protocols, and in the case of CCX, the emissions have been third-party verified. The EPA discontinued the Climate Leaders program and disbanded CCX in 2011. In 2011, EPA implemented a new mandatory reporting program (eGGRT), and we began reporting GHGs under that new program. GHG emissions we report under the eGGRT program will differ from those we previously reported, because the eGGRT program requires us to use different calculation factors and methods. Since the new eGGRT program does not include smaller facility emissions, we will continue to provide a companywide emission inventory based on the Climate Leaders protocols. Based on the Climate Leaders protocols, in 2011 (the last reported year), our company emitted about 2.1 million metric tonnes (a metric tonne equals 2,205 pounds) of GHG carbon dioxide equivalents, comprising about 0.8 million metric tonnes of direct emissions and 1.3 million metric tonnes of indirect emissions from purchased electricity. The carbon dioxide from burning biomass, which is generally considered to be carbon neutral, is excluded from our GHG inventories.
Carbon tax legislative and regulatory activities that affect our operations generally focus on reducing GHG emissions through some combination of GHG limitations (such as cap and trade or emission standards) and a renewable electricity standard (RES). Although there currently is no national RES in effect, we have GHG-emitting facilities in a number of states that have passed RES statutes, namely California, Colorado, Connecticut, Illinois, Minnesota, North Carolina, Oregon, Texas, and Washington. We expect the financial impact of RES in these states to be manageable because of the emission levels from these facilities. The state RES statutes and any future national RES could increase our energy costs due to the higher cost of renewable electrical generation facilities, compared with those generating electricity from fossil fuel.

The prognosis for enacting national carbon tax legislation into law is uncertain. The effect of any carbon tax legislation on our operations is also uncertain. Furthermore, U.S. legislation and regulation may put our operations at a competitive disadvantage relative to foreign competition if competing countries have not enacted commensurate GHG reduction programs. In addition to possible direct impacts, future legislation and regulation could have indirect impacts on us, such as higher prices for transportation, energy, and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects.
We believe these potential effects on our business are somewhat mitigated, however, since about 66% of our energy comes from renewable wood biomass after cessation of paper production at our St. Helens mill. The carbon dioxide emitted when burning biomass from sustainably managed sources for energy is generally considered to be carbon neutral (not contributing to climate change) because it is recycled in a closed loop, whereby the carbon is removed from the atmosphere by the biomass and then returned to the atmosphere when the biomass is burned. This results in no net increase of carbon dioxide in the atmosphere, and significant amounts of carbon are sequestered in forests and forest products. We are also a significant manufacturer of recycled paper. Recycling of paper reduces greenhouse gas emissions from landfills.
Increased interest in biomass as a renewable energy source could increase the demand and costs of wood, our principal raw material and energy source. On the other hand, as incentives for biofuels manufacturing increase, there may be opportunities to locate biorefineries at our mills to produce biofuels as a co-product.
As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We can be found liable under these laws if we knew of or were responsible for the presence of such substances. In some cases, this liability may exceed the value of the property itself. OfficeMax generally indemnifies our operating subsidiaries, Boise White Paper, L.L.C., and Boise Packaging & Newsprint, L.L.C., for hazardous substance releases and other environmental violations that occurred prior to 2004 at the businesses, facilities, and other assets purchased from OfficeMax in 2004. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax. OfficeMax retained responsibility for environmental liabilities that occurred with respect to businesses, facilities, and other assets not purchased from OfficeMax in 2004.

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

Pensions

The calculation of pension expense and pension liabilities requires decisions about a number of key assumptions that can significantly affect expense and liability amounts, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement rates, mortality rates, expected contributions, and other factors. The pension assumptions used to measure pension expense and liabilities were determined as follows:

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled on the measurement date — December 31. At December 31, 2012, and for future periods, the discount rate assumption is determined using a hypothetical bond portfolio of AA-graded or better corporate bonds. Previously, the discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. In all periods, the bonds included in the models reflect anticipated investments that would be made to match the expected monthly benefit payments over time. The plan's projected cash flows were duration-matched to these models to develop an appropriate discount rate. The discount rate we used to calculate our projected benefit obligation and the rate we will use in our calculation of 2013 net periodic benefit cost is 4.25%.

Asset Return Assumption. The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes in which we invest, considering the effects of active portfolio management and expenses paid from plan assets. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2013 net periodic benefit cost is 6.75%.

Rate of Compensation Increases. Pension benefits for all salaried employees and most hourly employees are frozen. There are currently no scheduled increases in pension benefit rates for hourly employees in plans that have not been frozen. The compensation increase assumption is not applicable for all plans.

Retirement and Mortality Rates. These rates were developed to reflect actual and projected plan experience.

Expected Contributions. Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. We have no minimum required contribution in 2013, and we estimate we will contribute at least the required minimum contribution currently estimated to be approximately $3 million in 2014.

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of "Accumulated other comprehensive income (loss)" in our Consolidated Statement of Stockholders' Equity for Boise Inc. or Consolidated Statements of Capital for BZ Intermediate. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2012, we had approximately $99.6 million of actuarial losses recorded in "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheet. Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees, which is between seven to ten years, to the extent that losses are not offset by gains in subsequent years. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31, 2013	Year Ended December 31
		2012	2011
Pension expense	$5.4	$11.3	$10.9

Assumptions
Discount rate	4.25%	4.50%	5.50%
Expected rate of return on plan assets	6.75%	7.00%	7.25%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2012 and 2013 pension expense (dollars in millions):

	Base Expense	Increase (Decrease) in Pension Expense (a)
		0.25% Increase	0.25% Decrease
2012 Expense
Discount rate	$11.3	$(1.5)	$1.5
Expected rate of return on plan assets	11.3	(1.0)	1.0

2013 Expense
Discount rate	$5.4	$(1.4)	$1.4
Expected rate of return on plan assets	5.4	(1.1)	1.1
____________

(a)
The sensitivities shown above are specific to 2012 and 2013. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

For more information related to our pension plans, including the general nature of the plans, deferred gains and losses, funding obligations, and cash flows, see Note 10, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Approximately 98% of our unrecognized tax benefit at December 31, 2012, or $83.2 million, relates to a credit charged to income tax expense for book purposes, but included in our income tax return. The credit relates to our use of alternative fuel mixture to produce energy to operate our business. If the tax credit is recognized for book purposes in the future, as of December 31, 2012, it would reduce our tax expense $83.2 million, which is net of a federal benefit for state taxes. Additional information relating to the inclusion of the alternative fuel mixture credits in taxable income may become available in the next 12 months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded. It is not reasonably possible to know to what extent the total amounts of unrecognized benefits will increase or decrease within the next 12 months.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2012, we had $160.1 million of goodwill recorded on our Consolidated Balance Sheet within our Packaging segment, all of which we recorded in connection with acquiring Tharco and Hexacomb in 2011. At December 31, 2012, the net carrying amount of intangible assets with indefinite lives, which represents the trade names and trademarks acquired from Boise Cascade, L.L.C., in 2008, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets are amortized over their estimated useful lives.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Packaging and Paper, which are the same as our operating segments discussed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill in our Packaging segment and indefinite-lived intangible assets in our Paper segment for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value.

In conducting our goodwill impairment analysis, we utilize the income approach, based on a discounted cash flow model (Level 3 measurement). The fair value was also calculated using the market approach based primarily on comparable company EBITDA multiples (Level 2 measurement) and was compared to and supported the fair value based upon the discounted cash flow approach. We believe that the discounted cash flow model captures our estimates regarding the results of our future prospects; however, we also considered the market's expectations based on observable market information. The discounted cash flow model estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate for a potential market participant. The market approach estimates fair value based on multiples of EBITDA. For our trademark and trade name intangible asset impairment testing, we use a discounted cash flow approach based on a relief from royalty method (Level 3 measurement). This method assumes that, through ownership of trademarks and trade names, we avoid royalty expense associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of net sales, is used to estimate the value of the intangible assets. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of the fair value of our reporting units and intangible assets. The following assumptions are key to our estimates of fair value:

Business Projections. The discounted cash flow model utilizes business projections based on three-year forecasts that are developed internally by management for use in managing the business and reviewed by the board of directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, and capital expenditures. Our forecasts take into consideration recent sales data for existing products, planned timing of capital projects, and key economic indicators to estimate future production volumes, selling prices, and key input costs for our manufactured products. Our pricing assumptions are estimated based upon an assessment of industry supply and demand dynamics for our major products.

Growth Rates. A growth rate is used to calculate the terminal value in the discounted cash flow model. The growth rate is the expected rate at which earnings or revenue is projected to grow beyond the three-year forecast period.

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

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For purposes of testing for impairment, we group our long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities. Our asset groupings vary based on the related business in which the long-lived asset is employed and the interrelationship between those long-lived assets in producing net cash flows. Asset groupings could change in the future if changes in the operations of the business or business environment affect the way particular long-lived assets are employed or the interrelationships between assets. To estimate whether the carrying value of an asset or asset group is impaired, we estimate the undiscounted cash flows that could be generated under a range of possible outcomes. To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. In addition, estimates of future cash flows may change based on the availability of fiber, environmental requirements, capital spending, and other strategic management decisions. We estimate the fair value of an asset or asset group based on quoted market prices for similar assets and liabilities or inputs that are observable either directly or indirectly (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available (Level 2 measurement). When quoted market prices are not available, we use a discounted cash flow model to estimate fair value (Level 3 measurement).

In 2012, we recorded an $11.1 million asset impairment charge in connection with ceasing paper production on our one remaining paper machine in St. Helens, Oregon. While this impairment charge reflects our best estimates and assumptions about future asset utilization, we cannot predict the occurrence of future events that might adversely affect the remaining reported values of long-lived assets. The remaining machine, which is owned by Cascades Tissue Group (Cascades), continues to operate on the site, and we continue to lease supporting assets to Cascades. In conducting our recoverability analysis, we estimated future cash flows to be generated by the long-lived assets and utilized quoted market prices for similar assets, where available, in determining fair values. Differences in assumptions used in projecting future cash flows or changes in quoted market prices could have a significant impact on the determination of the fair value of our long-lived assets.
U.S. industry demand for uncoated freesheet paper declined 3.2% in 2012, according to AF&PA. We responded to these declines by reducing paper production on select uncoated freesheet machines in the fourth quarter, as well as ceasing paper production at our St. Helens, Oregon, paper mill. If the markets for our products deteriorate significantly or if we decide to invest capital differently and if other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges that could have a material effect on our results of operations in the future. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

We periodically assess the estimated useful lives of our assets. Changes in circumstances, such as changes to our operational or capital strategy, changes in regulation, or technological advances, may result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of assets requires judgment and constitutes a change in accounting estimate, which is accounted for prospectively by adjusting or accelerating depreciation and amortization rates.

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

Boise Inc.
Consolidated Statements of Income
(dollars and shares in thousands, except per-share data)

	Year Ended December 31
	2012	2011	2010
Sales
Trade	$2,495,092	$2,364,024	$2,058,132
Related parties	60,271	40,057	35,645
	2,555,363	2,404,081	2,093,777

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	2,004,044	1,880,271	1,634,039
Fiber costs from related parties	19,772	18,763	25,259
Depreciation, amortization, and depletion	152,306	143,758	129,926
Selling and distribution expenses	121,827	107,654	58,107
General and administrative expenses	79,748	60,587	52,273
St. Helens charges	27,559	—	—
Other (income) expense, net	2,572	1,994	213
	2,407,828	2,213,027	1,899,817

Income from operations	147,535	191,054	193,960

Foreign exchange gain	179	135	890
Loss on extinguishment of debt	—	(2,300)	(22,225)
Interest expense	(61,740)	(63,817)	(64,825)
Interest income	160	269	306
	(61,401)	(65,713)	(85,854)

Income before income taxes	86,134	125,341	108,106
Income tax provision	(33,984)	(50,131)	(45,372)
Net income	$52,150	$75,210	$62,734

Weighted average common shares outstanding:
Basic	99,872	101,941	80,461
Diluted	101,143	106,746	84,131

Net income per common share:
Basic	$0.52	$0.74	$0.78
Diluted	$0.52	$0.70	$0.75
See accompanying notes to consolidated financial statements.

Boise Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended December 31
	2012	2011	2010
Net income	$52,150	$75,210	$62,734
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of $76, $0, and $0, respectively	50	(352)	—
Cash flow hedges:
Change in fair value, net of tax of $534, ($2,611), and $0, respectively	850	(4,165)	—
Loss included in net income, net of tax of $1,015, $291, and $131, respectively	1,622	463	553
Actuarial gain (loss) and prior service cost (including related amortization) for defined benefit pension plans, net of tax of $11,303, ($24,540), and ($4,892), respectively	18,033	(39,149)	(7,744)
Other, net of tax of ($13), ($10), and ($53), respectively	103	63	(78)
	20,658	(43,140)	(7,269)

Comprehensive income	$72,808	$32,070	$55,465

See accompanying notes to consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets
(dollars in thousands)

	December 31
	2012	2011
ASSETS

Current
Cash and cash equivalents	$49,707	$96,996
Receivables
Trade, less allowances of $1,382 and $1,343	240,459	228,838
Other	8,267	7,622
Inventories	294,484	307,305
Deferred income taxes	17,955	20,379
Prepaid and other	8,828	6,944
	619,700	668,084

Property
Property and equipment, net	1,223,001	1,235,269
Fiber farms	24,311	21,193
	1,247,312	1,256,462

Deferred financing costs	26,677	30,956
Goodwill	160,130	161,691
Intangible assets, net	147,564	159,120
Other assets	7,029	9,757
Total assets	$2,208,412	$2,286,070

See accompanying notes to consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets (continued)
(dollars and shares in thousands, except per-share data)

	December 31
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Current portion of long-term debt	$10,000	$10,000
Accounts payable	185,078	202,584
Accrued liabilities
Compensation and benefits	70,950	64,907
Interest payable	10,516	10,528
Other	20,528	22,540
	297,072	310,559

Debt
Long-term debt, less current portion	770,000	790,000

Other
Deferred income taxes	198,370	161,260
Compensation and benefits	121,682	172,394
Other long-term liabilities	73,102	57,010
	393,154	390,664

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.0001 par value per share: 1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share: 250,000 shares authorized; 100,503 and 100,272 shares issued and outstanding	12	12
Treasury stock, 21,151 shares held	(121,423)	(121,421)
Additional paid-in capital	868,840	866,901
Accumulated other comprehensive income (loss)	(101,304)	(121,962)
Retained earnings	102,061	171,317
Total stockholders' equity	748,186	794,847

Total liabilities and stockholders' equity	$2,208,412	$2,286,070

See accompanying notes to consolidated financial statements.

Boise Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2012	2011	2010
Cash provided by (used for) operations
Net income	$52,150	$75,210	$62,734
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	157,040	149,715	137,495
Share-based compensation expense	5,983	3,695	3,733
Pension expense	11,279	10,916	9,241
Deferred income taxes	33,684	44,301	38,884
St. Helens charges	28,481	—	—
Other	1,868	1,878	95
Loss on extinguishment of debt	—	2,300	22,225
Decrease (increase) in working capital, net of acquisitions
Receivables	(9,803)	1,624	57,255
Inventories	8,136	(22,237)	(17,120)
Prepaid expenses	(814)	(275)	4,690
Accounts payable and accrued liabilities	(16,505)	3,803	(6,690)
Current and deferred income taxes	(1,938)	4,632	5,585
Pension payments	(35,205)	(25,414)	(25,174)
Other	674	43	(3,172)
Cash provided by operations	235,030	250,191	289,781
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	—	(326,223)	—
Expenditures for property and equipment	(137,642)	(128,762)	(111,619)
Purchases of short-term investments	—	(3,494)	(25,336)
Maturities of short-term investments	—	14,114	24,744
Other	1,393	1,048	2,941
Cash used for investment	(136,249)	(443,317)	(109,270)
Cash provided by (used for) financing
Issuances of long-term debt	5,000	275,000	300,000
Payments of long-term debt	(25,000)	(256,831)	(334,096)
Payments of financing costs	(188)	(8,613)	(12,003)
Repurchases of common stock	(2)	(121,421)	—
Proceeds from exercise of warrants	—	284,785	638
Payments of special dividends	(119,653)	(47,916)	(32,276)
Tax withholdings on net settlements of share-based awards	(5,833)	(2,775)	(1,629)
Other	(394)	1,060	(3,705)
Cash provided by (used for) financing	(146,070)	123,289	(83,071)
Increase (decrease) in cash and cash equivalents	(47,289)	(69,837)	97,440
Balance at beginning of the period	96,996	166,833	69,393
Balance at end of the period	$49,707	$96,996	$166,833

See accompanying notes to consolidated financial statements.

Boise Inc. Consolidated Statements of Stockholders' Equity (dollars and shares in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2009	$—	84,419	$8	—	$—	$578,669	$(71,553)	$113,811	$620,935
Net income								62,734	62,734
Other comprehensive loss, net of tax							(7,269)		(7,269)
Dividends declared								(32,338)	(32,338)
Warrants exercised		85	—			638			638
Share-based compensation awards		562	—			3,733			3,733
Restricted stock withheld for taxes		(221)	—			(1,629)			(1,629)
Other						31			31
Balance at December 31, 2010	$—	84,845	$8	—	$—	$581,442	$(78,822)	$144,207	$646,835
Net income								75,210	75,210
Other comprehensive loss, net of tax							(43,140)		(43,140)
Dividends declared								(48,100)	(48,100)
Warrants exercised		38,407	4			284,781			284,785
Repurchases of common stock		(21,151)	—	21,151	(121,421)				(121,421)
Share-based compensation awards		(1,579)	—			3,695			3,695
Restricted stock withheld for taxes		(250)	—			(2,775)			(2,775)
Other						(242)			(242)
Balance at December 31, 2011	$—	100,272	$12	21,151	$(121,421)	$866,901	$(121,962)	$171,317	$794,847
Net income								52,150	52,150
Other comprehensive income, net of tax							20,658		20,658
Dividends declared								(121,406)	(121,406)
Repurchases of common stock		—	—	—	(2)				(2)
Share-based compensation awards		695	—			5,983			5,983
Restricted stock withheld for taxes		(464)	—			(5,833)			(5,833)
Dividends accrued on share-based awards						1,125			1,125
Other						664			664
Balance at December 31, 2012	$—	100,503	$12	21,151	$(121,423)	$868,840	$(101,304)	$102,061	$748,186

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Income
(dollars in thousands)

	Year Ended December 31
	2012	2011	2010
Sales
Trade	$2,495,092	$2,364,024	$2,058,132
Related parties	60,271	40,057	35,645
	2,555,363	2,404,081	2,093,777

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	2,004,044	1,880,271	1,634,039
Fiber costs from related parties	19,772	18,763	25,259
Depreciation, amortization, and depletion	152,306	143,758	129,926
Selling and distribution expenses	121,827	107,654	58,107
General and administrative expenses	79,748	60,587	52,273
St. Helens charges	27,559	—	—
Other (income) expense, net	2,572	1,994	213
	2,407,828	2,213,027	1,899,817

Income from operations	147,535	191,054	193,960

Foreign exchange gain	179	135	890
Loss on extinguishment of debt	—	(2,300)	(22,225)
Interest expense	(61,740)	(63,817)	(64,825)
Interest income	160	269	306
	(61,401)	(65,713)	(85,854)

Income before income taxes	86,134	125,341	108,106
Income tax provision	(33,984)	(50,131)	(44,529)
Net income	$52,150	$75,210	$63,577

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended December 31
	2012	2011	2010
Net income	$52,150	$75,210	$63,577
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of $76, $0, and $0, respectively	50	(352)	—
Cash flow hedges:
Change in fair value, net of tax of $534, ($2,611), and $0, respectively	850	(4,165)	—
Loss included in net income, net of tax of $1,015, $291, and $131, respectively	1,622	463	553
Actuarial gain (loss) and prior service cost (including related amortization) for defined benefit pension plans, net of tax of $11,303, ($24,540), and ($4,892), respectively	18,033	(39,149)	(7,744)
Other, net of tax of ($13), ($10), and ($53), respectively	103	63	(78)
	20,658	(43,140)	(7,269)

Comprehensive income	$72,808	$32,070	$56,308

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets
(dollars in thousands)

	December 31
	2012	2011
ASSETS

Current
Cash and cash equivalents	$49,707	$96,996
Receivables
Trade, less allowances of $1,382 and $1,343	240,459	228,838
Other	8,267	7,622
Inventories	294,484	307,305
Deferred income taxes	17,955	20,379
Prepaid and other	8,828	6,944
	619,700	668,084

Property
Property and equipment, net	1,223,001	1,235,269
Fiber farms	24,311	21,193
	1,247,312	1,256,462

Deferred financing costs	26,677	30,956
Goodwill	160,130	161,691
Intangible assets, net	147,564	159,120
Other assets	7,029	9,757
Total assets	$2,208,412	$2,286,070

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets (continued)
(dollars in thousands)

	December 31
	2012	2011
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$10,000	$10,000
Accounts payable	185,078	202,584
Accrued liabilities
Compensation and benefits	70,950	64,907
Interest payable	10,516	10,528
Other	20,528	22,540
	297,072	310,559

Debt
Long-term debt, less current portion	770,000	790,000

Other
Deferred income taxes	189,823	152,712
Compensation and benefits	121,682	172,394
Other long-term liabilities	73,152	57,061
	384,657	382,167

Commitments and contingent liabilities

Capital
Business unit equity	857,987	925,306
Accumulated other comprehensive income (loss)	(101,304)	(121,962)
	756,683	803,344

Total liabilities and capital	$2,208,412	$2,286,070

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2012	2011	2010
Cash provided by (used for) operations
Net income	$52,150	$75,210	$63,577
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	157,040	149,715	137,495
Share-based compensation expense	5,983	3,695	3,733
Pension expense	11,279	10,916	9,241
Deferred income taxes	33,684	44,446	37,882
St. Helens charges	28,481	—	—
Other	1,868	1,878	95
Loss on extinguishment of debt	—	2,300	22,225
Decrease (increase) in working capital, net of acquisitions
Receivables	(9,803)	1,624	57,255
Inventories	8,136	(22,237)	(17,120)
Prepaid expenses	(814)	(275)	4,690
Accounts payable and accrued liabilities	(16,505)	3,803	(6,690)
Current and deferred income taxes	(1,938)	4,487	5,744
Pension payments	(35,205)	(25,414)	(25,174)
Other	674	43	(3,172)
Cash provided by operations	235,030	250,191	289,781
Cash provided by (used for) investment
Acquisition of businesses and facilities, net of cash acquired	—	(326,223)	—
Expenditures for property and equipment	(137,642)	(128,762)	(111,619)
Purchases of short-term investments	—	(3,494)	(25,336)
Maturities of short-term investments	—	14,114	24,744
Other	1,393	1,048	2,941
Cash used for investment	(136,249)	(443,317)	(109,270)
Cash provided by (used for) financing
Issuances of long-term debt	5,000	275,000	300,000
Payments of long-term debt	(25,000)	(256,831)	(334,096)
Payments of financing costs	(188)	(8,613)	(12,003)
Payments (to) from Boise Inc., net	(124,824)	115,196	(31,639)
Other	(1,058)	(1,463)	(5,333)
Cash provided by (used for) financing	(146,070)	123,289	(83,071)
Increase (decrease) in cash and cash equivalents	(47,289)	(69,837)	97,440
Balance at beginning of the period	96,996	166,833	69,393
Balance at end of the period	$49,707	$96,996	$166,833

See accompanying notes to consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Capital
(dollars in thousands)

	Capital
	Business Unit Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$700,143	$(71,553)	$628,590
Net income	63,577		63,577
Other comprehensive loss, net of tax		(7,269)	(7,269)
Net equity transactions with Boise Inc.	(29,566)		(29,566)
Balance at December 31, 2010	$734,154	$(78,822)	$655,332
Net income	75,210		75,210
Other comprehensive loss, net of tax		(43,140)	(43,140)
Net equity transactions with Boise Inc.	115,942		115,942
Balance at December 31, 2011	$925,306	$(121,962)	$803,344
Net income	52,150		52,150
Other comprehensive income, net of tax		20,658	20,658
Net equity transactions with Boise Inc.	(119,469)		(119,469)
Balance at December 31, 2012	$857,987	$(101,304)	$756,683

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. Our operations began on February 22, 2008, when we acquired the packaging and paper assets of Boise Cascade Holdings, L.L.C. (Boise Cascade). We are headquartered in Boise, Idaho, and we operate largely in the United States but also have operations in Europe, Mexico, and Canada. We manufacture and sell corrugated containers and sheets, protective packaging products and papers associated with packaging, such as label and release papers, and newsprint. Additionally, we manufacture linerboard, which when combined with corrugating medium is used in the manufacture of corrugated sheets and containers. The term containerboard is used to describe linerboard, corrugating medium, or a combination of the two.

Our organizational structure is noted below:

Boise Inc.

BZ Intermediate Holdings LLC

Boise Paper Holdings, L.L.C.

Packaging Segment	Paper Segment	Corporate and Other Segment

See Note 17, Segment Information, for additional information about our three reportable segments, Packaging, Paper, and Corporate and Other (support services).

The consolidated financial statements included herein are those of the following:

•	Boise Inc. and its wholly owned subsidiaries, including BZ Intermediate Holdings LLC (BZ Intermediate).

•	BZ Intermediate and its wholly owned subsidiaries, including Boise Paper Holdings, L.L.C. (Boise Paper Holdings).

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

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated freight on board (FOB) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer's delivery site. Fees for shipping and handling charged to customers for sales transactions are included in "Sales". Costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)". We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Income.

Share-Based Compensation

We recognize compensation expense for awards granted under the Boise Inc. Incentive and Performance Plan (the Plan) based on the fair value on the grant date. We recognize the cost of the equity awards over the period the awards vest. See Note 11, Share-Based Compensation, for more information.

Advertising Costs

We expense advertising costs as incurred. These expenses are generally recorded in "Selling and distribution expenses" in our Consolidated Statements of Income. For the years ended December 31, 2012 and 2011, advertising costs were $3.8 million in both periods, compared with $3.0 million in 2010.

Foreign Currency

Local currencies are the functional currencies for our operations outside the United States. Assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the Consolidated Balance Sheet date. Revenue and expense items are remeasured into U.S. dollars using an average exchange rate prevailing during the period. Any resulting translation adjustments are recorded in the Consolidated Statements of Comprehensive Income. The foreign exchange gain (loss) reported in the Consolidated Statements of Income resulted from remeasuring transactions into the functional currencies.

Cash and Cash Equivalents

We consider all highly liquid interest-earning investments, including time deposits and certificates of deposit, with a maturity of three months or less at the date of purchase to be cash equivalents. The fair value of these investments approximates their carrying value. Cash totaled $44.9 million and $21.9 million at December 31, 2012 and 2011, respectively. Included in the December 31, 2012 and 2011, amounts were $8.0 million and $4.3 million, respectively, of cash at our operations outside the United States. Cash equivalents totaled $4.8 million and $75.1 million, respectively, at December 31, 2012 and 2011.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We determine the allowance based on a combination of actual historical loss experience and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We may, at times, insure or arrange for guarantees on our receivables.

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

Customer Rebates and Allowances

We provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade" in our Consolidated Statements of Income. At December 31, 2012 and 2011, we had $20.8 million and $14.5 million, respectively, of rebates payable recorded in "Accounts payable" on our Consolidated Balance Sheets.

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

Inventories include the following (dollars in thousands):

	December 31
	2012	2011
Finished goods	$150,496	$155,588
Work in process	41,575	41,172
Fiber	35,840	38,469
Other raw materials and supplies	66,573	72,076
	$294,484	$307,305

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2012, 2011, and 2010, capitalized interest, if any, was immaterial. Repairs and maintenance costs are expensed as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Net income (loss)". In all periods presented, we used the straight-line method of depreciation. We periodically assess the estimated useful lives of our assets. Changes in circumstances, such as changes to our operational or capital strategy, changes in regulation, or technological advances, may result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of assets requires judgment and constitutes a change in accounting estimate, which is accounted for prospectively by adjusting or accelerating depreciation and amortization rates.

Property and equipment consisted of the following asset classes and the following general range of estimated useful lives (dollars in thousands):

			General Range of Estimated Useful Lives in Years
	December 31
	2012	2011
Land	$28,899	$34,735
Buildings and improvements	260,607	248,174	9	-	40
Machinery and equipment	1,479,212	1,375,069	3	-	20
Construction in progress	46,538	44,563
	1,815,256	1,702,541
Less accumulated depreciation	(592,255)	(467,272)
	$1,223,001	$1,235,269

Weighted average useful lives are approximately 27 years for buildings and improvements and 13 years for machinery and equipment. Machinery and equipment consists of the following categories of assets and the following estimated useful lives:

Computer hardware and software	3	-	10
Furniture and fixtures	3	-	10
Vehicles	3	-	7
Packaging and papermaking equipment	9	-	20

Depreciation expense for the years ended December 31, 2012, 2011, and 2010, was $134.0 million, $129.8 million, and $120.5 million, respectively.

Leases

We assess lease classification as either capital or operating at lease inception or upon modification. We lease some of our locations, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised.

Fiber Farms

Costs for activities related to the establishment of a new crop of trees, including planting, thinning, fertilization, pest control, herbicide application, irrigation, and land lease costs, are capitalized. The capitalized costs are accumulated by specifically identifiable farm or irrigation blocks. We charge capitalized costs, excluding land, to "Depreciation, amortization, and depletion" in the accompanying Consolidated Statements of Income at the time of harvest based on actual accumulated costs associated with the fiber cut. Costs for administration, harvesting, insurance, and property taxes are recognized in "Materials, labor and other operating expenses (excluding depreciation)" in the accompanying Consolidated Statements of Income at the time the associated fiber is utilized.

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

Goodwill and Intangible Assets

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Packaging and Paper, which are the same as our operating segments discussed in Note 17, Segment Information. We test goodwill, recorded in our Packaging segment, and indefinite-lived intangible assets, recorded in our Paper segment, for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. See Note 7, Goodwill and Intangible Assets, for additional information.

Deferred Software Costs

Internal-use software is software that is developed internally, developed or modified solely to meet our needs, and for which, during the software's development or modification, a plan does not exist to market the software externally. We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets include $6.4 million of deferred software costs at both December 31, 2012 and 2011, respectively. We amortized $1.6 million, $0.9 million, and $0.8 million of deferred software costs for the years ended December 31, 2012, 2011, and 2010, respectively.

Pension Benefits

Several estimates and assumptions are required to record pension costs and liabilities, including discount rate, return on assets, and longevity and service lives of employees. We review and update these assumptions annually unless a plan curtailment or other event occurs, requiring we update the estimates on an interim basis. While we believe the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

New and Recently Adopted Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU

requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. The guidance is effective for annual and interim reporting periods beginning after January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives entities testing indefinite-lived intangible assets for impairment the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, a quantitative impairment test is required. This guidance is effective for our annual and interim impairment tests beginning January 1, 2013, with early adoption permitted. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. We adopted the provisions of this guidance on January 1, 2012, and it had no effect on our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, we have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted the provisions of ASU 2011-05 on January 1, 2012. The adoption of this guidance resulted in adding the Consolidated Statements of Comprehensive Income to our Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders' equity in their consolidated financial statements as that provided in the International Accounting Standards Board's new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. generally accepted accounting principles (GAAP). We adopted the provisions of ASU 2011-04 on January 1, 2012. The adoption of this guidance did not have a material effect on our financial statement disclosures.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3. St. Helens Charges

In December 2012, we ceased paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill. The cessation is a result of the machine's inability to compete in the marketplace over the long-term, due primarily to high fiber costs and declining product demand. This reduces our annual uncoated freesheet capacity by almost 60,000 tons and results in the loss of approximately 100 jobs, primarily at the mill. The remaining machine, which is owned by Cascades Tissue Group (Cascades), continues to operate on the site, and we continue to lease Cascades supporting assets.
During the year ended December 31, 2012, we recorded $31.7 million of pretax costs in our Paper segment, related primarily to ceasing paper production at the mill. In our Consolidated Statements of Income, we recorded $27.6 million of shutdown costs in "St. Helens charges" and $4.1 million in "Materials, labor, and other operating expenses (excluding depreciation)" related to inventory write-downs and other one-time costs incurred. At December 31, 2012, $4.3 million of costs were recorded in "Accrued liabilities, Compensation and benefits", $0.7 million in "Accrued liabilities, Other", and $10.3 million in "Other long-term liabilities" on our Consolidated Balance Sheet.
An analysis of the St. Helens costs is as follows (in thousands):

	Noncash		Cash (a)	Total Costs
Asset write-down	$11,144	(b)	$—	$11,144
Inventory write-down	1,982		—	1,982
Employee-related costs	—		4,334	4,334
Pension curtailment loss	1,060		—	1,060
Increase in asset retirement obligations (Note 15)	—		10,256	10,256
Other	—		2,969	2,969
	$14,186		$17,559	$31,745
____________

(a)	We expect to pay approximately $7.3 million of the $17.6 million of cash costs in early 2013 and the remaining cash costs over a longer term.

(b)
During third quarter 2012, we assessed the St. Helens long-lived assets for impairment. Our assessment was based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived assets and our estimates of the current fair value of the assets (Level 3 inputs). Considerable management judgment is necessary to evaluate estimated future cash flows. The assumptions used in our impairment evaluations are consistent with our operating plans.

4. Acquisitions

On March 1, 2011, we acquired Tharco Packaging, Inc. and its subsidiaries (Tharco) for $201.3 million (Tharco Acquisition), and on December 1, 2011, we acquired Hexacomb Corporation and its affiliated companies and all of the honeycomb packaging-related assets of Pregis Mexico (Hexacomb) for $124.9 million (Hexacomb Acquisition). We acquired 100% of the outstanding stock and voting equity interests of both Tharco and Hexacomb. The financial results for Tharco and Hexacomb are included in our Packaging segment.

During the year ended December 31, 2012, we recorded approximately $1.8 million of purchase price adjustments that decreased goodwill. These adjustments related primarily to changes in deferred tax liabilities that resulted from further analysis of the tax basis of acquired assets and liabilities and other tax adjustments.

5. Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Net income per common share is not applicable to BZ Intermediate because it does not have common shares. Boise Inc.'s basic and diluted net income per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Year Ended December 31
	2012	2011	2010
Net income	$52,150	$75,210	$62,734
Weighted average number of common shares for basic net income per common share (a)	99,872	101,941	80,461
Incremental effect of dilutive common stock equivalents:
Restricted stock and restricted stock units	999	2,502	3,670
Performance units	268	87	—
Common stock warrants (b)	—	2,214	—
Stock options (c)	4	2	—
Weighted average number of common shares for diluted net income per common share	101,143	106,746	84,131

Net income per common share:
Basic	$0.52	$0.74	$0.78
Diluted	$0.52	$0.70	$0.75
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

(b)
For the year ended December 31, 2010, the warrants were not included in the computation of diluted net income per share because the exercise price exceeded the average market price of our common stock. The warrants were accounted for under the treasury stock method.

(c)
We excluded 0.8 million and 0.3 million of stock options from the computation of diluted net income per common share because they were antidilutive for the years ended December 31, 2012 and 2011, respectively. We had no stock options outstanding during 2010.

6. Income Taxes

A reconciliation of the statutory U.S. federal tax provision and the reported tax provision is as follows (dollars in thousands):

	Boise Inc.			BZ Intermediate
	Year Ended December 31
	2012	2011	2010	2012	2011	2010
Income before income taxes	$86,134	$125,341	$108,106	$86,134	$125,341	$108,106
Statutory U.S. income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%

Statutory tax provision	$30,147	$43,870	$37,837	$30,147	$43,870	$37,837
Foreign rate differential	(165)	3	—	(165)	3	—
State taxes	3,340	4,839	4,120	3,340	4,839	4,120
Valuation allowance	225	146	307	225	146	307
Nondeductible costs	985	1,476	652	985	1,476	652
Other	(548)	(203)	2,456	(548)	(203)	1,613
Income tax provision	$33,984	$50,131	$45,372	$33,984	$50,131	$44,529

Effective income tax provision rate	39.5%	40.0%	42.0%	39.5%	40.0%	41.2%

The income tax provision shown in the Consolidated Statements of Income includes the following (dollars in thousands):

	Boise Inc.			BZ Intermediate
	Year Ended December 31
	2012	2011	2010	2012	2011	2010
Current income tax provision (benefit)
Federal	$(599)	$2,249	$4,253	$(599)	$2,047	$4,454
State	832	3,472	2,236	832	3,529	2,194
Foreign	67	109	(1)	67	109	(1)
Total current	$300	$5,830	$6,488	$300	$5,685	$6,647

Deferred income tax provision (benefit)
Federal	$29,985	$40,778	$34,061	$29,985	$40,980	$33,151
State	3,705	3,524	4,831	3,705	3,467	4,739
Foreign	(6)	(1)	(8)	(6)	(1)	(8)
Total deferred	$33,684	$44,301	$38,884	$33,684	$44,446	$37,882
Income tax provision (a)	$33,984	$50,131	$45,372	$33,984	$50,131	$44,529
___________

(a)
In January 2013, the U.S. President signed into law the American Taxpayer Relief Act of 2012, which extended many tax provisions that would have otherwise expired in 2012. Our income tax provision at December 31, 2012, does not include the effect of this law; however, the effect, if any, would not be significant. We will record the effect, if any, of the extended tax provisions in first quarter 2013.

During the year ended December 31, 2012, refunds received, net of cash paid for taxes, was $0.5 million. During the years ended December 31, 2011 and 2010, cash paid for taxes, net of refunds received, was $1.9 million and $0.7 million, respectively.

The following details the scheduled expiration dates of our tax effected net operating loss (NOL) and tax credit carryforwards at December 31, 2012 (dollars in thousands):

	Boise Inc.				BZ Intermediate
	2013 Through 2022	2023 Through 2032	Indefinite	Total	2013 Through 2022	2023 Through 2032	Indefinite	Total
U.S. federal and non-U.S. NOLs	$4,432	$35,820	$—	$40,252	$4,432	$35,920	$—	$40,352
State taxing jurisdiction NOLs	351	3,380	—	3,731	351	3,380	—	3,731
U.S. federal, non-U.S., and state tax credit carryforwards	196	589	4,053	4,838	196	589	4,053	4,838
U.S. federal capital loss carryforwards	1,232	—	—	1,232	1,232	—	—	1,232
Total	$6,211	$39,789	$4,053	$50,053	$6,211	$39,889	$4,053	$50,153

Internal Revenue Code Section 382 imposes limitations on our ability to use net operating losses if we experience "ownership changes." In general terms, ownership change may result from transactions increasing the ownership of specified shareholders by greater than 50 percentage points over a three year period. We cannot give any assurance we will not undergo any ownership change at a time when these limitations would have a significant effect. To the extent we are not able to use net operating losses in any given year, the unused limitation amount may be carried over to later years. We believe it is more likely than not that our net operating losses will be fully realized before they expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2012 and 2011, in the Consolidated Balance Sheets are as follows (dollars in thousands):

	Boise Inc.		BZ Intermediate
	December 31
	2012	2011	2012	2011
Deferred tax assets
Employee benefits (a)	$68,375	$84,453	$68,375	$84,453
Deferred financing costs	1,584	1,593	1,584	1,593
Intangible assets and other	310	122	310	122
Net operating loss carryforwards (b)	61,106	61,262	60,999	61,155
Alternative minimum tax	4,053	4,877	4,053	4,877
Asset retirement obligations	8,025	3,933	8,025	3,933
Inventories	7,752	11,875	7,752	11,875
State income tax adjustments	4,894	4,701	4,894	4,701
Other	9,130	10,000	9,130	10,000
Gross deferred tax assets	165,229	182,816	165,122	182,709
Valuation allowance (c)	(5,296)	(5,340)	(5,296)	(5,340)
Net deferred tax assets	$159,933	$177,476	$159,826	$177,369

Deferred tax liabilities
Property and equipment	$266,120	$244,230	$266,120	$244,230
Intangible assets and other	60,195	61,416	60,195	61,416
Deferred income	9,647	9,647	908	908
Other	4,386	3,064	4,471	3,148
Deferred tax liabilities	$340,348	$318,357	$331,694	$309,702

As reported on our Consolidated Balance Sheets
Current deferred tax assets, net	$17,955	$20,379	$17,955	$20,379
Noncurrent deferred tax liabilities	198,370	161,260	189,823	152,712
Total deferred tax liabilities, net (d)	$180,415	$140,881	$171,868	$132,333
___________

(a)	The decrease relates to the tax effect of changes in recorded pension liabilities. See Note 10, Retirement and Benefit Plans, for more information.

(b)
At December 31, 2012 and 2011, net operating losses exclude $9.8 million and $4.4 million, respectively, of tax benefits that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. To the extent such net operating losses are utilized, stockholders' equity will be increased.

(c)
Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. In 2012 and 2011, we recorded a $5.3 million valuation allowance. In 2012, $4.1 million of the valuation allowance relates to foreign net operating loss carryforwards, and the remaining $1.2 million relates to a valuation allowance recorded in full on deferred tax assets relating to capital losses. In 2011, $4.3 million of the valuation allowance relates to foreign net operating loss carryforwards and credits acquired as part of the Hexacomb acquisition. The remaining $1.0 million valuation allowance recorded during 2011 relates to a valuation allowance recorded in full on deferred tax assets relating to capital losses. We do not expect to generate capital gains before the losses expire. If or when recognized, the tax benefits relating to the reversal of any of or all of the valuation allowance will be recognized as a reduction of income tax expense.

(d)
As of December 31, 2012, we had not recognized U.S. deferred income taxes on our cumulative total of undistributed earnings for non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings in operations outside the United States.

Pretax income from domestic and foreign sources is as follows (dollars in thousands):

	Boise Inc.			BZ Intermediate
	Year Ended December 31
	2012	2011	2010	2012	2011	2010
Domestic	$85,287	$125,072	$108,095	$85,287	$125,072	$108,095
Foreign	847	269	11	847	269	11
Income before income taxes	$86,134	$125,341	$108,106	$86,134	$125,341	$108,106

Uncertain Income Tax Positions

A reconciliation of the unrecognized tax benefits is as follows (dollars in thousands):

	Boise Inc.			BZ Intermediate
	2012	2011	2010	2012	2011	2010
Beginning balance	$90,989	$87,585	$87,838	$90,968	$87,564	$87,820
Gross increases related to prior-period tax positions	189	409	169	189	409	166
Gross decreases related to prior-period tax positions	(2,284)	(228)	(529)	(2,284)	(228)	(529)
Gross increases related to current-period tax positions	—	3,223	107	—	3,223	107
Settlements	—	—	—	—	—	—
Ending balance (a)	$88,894	$90,989	$87,585	$88,873	$90,968	$87,564
___________

(a)
The unrecognized tax benefit, net of federal benefit for state taxes of $4.1 million, was $84.8 million at December 31, 2012. If that amount were recognized it would decrease our annual effective tax rate. Of this amount, $56.6 million ($56.5 million for BZ Intermediate) is recorded as a credit to long-term deferred taxes to eliminate the benefit associated with the uncertain tax position. The remaining $28.3 million ($28.4 million for BZ Intermediate) is recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. Included in the $84.8 million is a credit related to our use of alternative fuel mixture to produce energy to operate our business of $83.2 million. Additional information relating to the inclusion of the alternative fuel mixture credits in taxable income may become available in the next 12 months, which could cause us to change our unrecognized tax benefits from the amounts currently recorded. It is not reasonably possible to know to what extent the total amounts of unrecognized benefits will increase or decrease within the next 12 months.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Income. Interest expense and penalties relating to uncertain tax positions were nominal for the years ended December 31, 2012, 2011, and 2010.

BZ Intermediate is a wholly owned, consolidated entity of Boise Inc., and its tax return is filed under the consolidated tax return of Boise Inc. We file federal income tax returns in the U.S., state income tax returns in various state jurisdictions, and foreign income tax returns in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Tax years beginning in 2009 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which utilized. Some foreign tax jurisdictions are open for the 2008 tax year.

7. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2012, we had $160.1 million of goodwill recorded on our Consolidated Balance Sheet in our Packaging segment.

Changes in the carrying amount of our goodwill are as follows (dollars in thousands):

Goodwill
Balance at January 1, 2011	$—
Goodwill acquired	162,169
Foreign currency translation adjustments	(478)
Balance at December 31, 2011	161,691
Additions (reductions) (a)	(1,799)
Foreign currency translation adjustments	238
Balance at December 31, 2012	$160,130
___________
(a)     Represents purchase price adjustments related to the Tharco and Hexacomb acquisitions.

Intangible Assets

Intangible assets are comprised of customer relationships, trademarks and trade names, technology, and noncompete agreements. At December 31, 2012, the net carrying amount of intangible assets with indefinite lives, which represents trade names and trademarks, was $16.8 million, all of which is recorded in our Paper segment. All of our other intangible assets amortize based on their estimated useful lives. Foreign intangible assets are affected by foreign currency translation.

The gross carrying amount, accumulated amortization, net carrying amount, and weighted average useful life of our intangible assets were as follows (dollars in thousands):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Customer relationships	$120,077	$(16,485)	$103,592	15
Trademarks and trade names	28,400	(2,634)	25,766	15
Technology and other	7,760	(6,771)	989	5
Noncompete agreements	835	(418)	417	3
Total finite-lived intangible assets	$157,072	$(26,308)	130,764	13
Indefinite-lived trademarks and trade names			16,800
Total intangible assets (excluding goodwill)			$147,564

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Customer relationships	$119,646	$(8,275)	$111,371	15
Trademarks and trade names	28,400	(623)	27,777	15
Technology and other	7,760	(5,265)	2,495	5
Noncompete agreements	835	(158)	677	3
Total finite-lived intangible assets	$156,641	$(14,321)	142,320	13
Indefinite-lived trademarks and trade names			16,800
Total intangible assets (excluding goodwill)			$159,120

The following table sets forth our intangible asset amortization (dollars in thousands):

	Year Ended December 31
	2012	2011	2010
Intangible asset amortization	$11,952	$6,533	$2,754

Based on current intangibles subject to amortization, our estimated future intangible asset amortization expense is as follows (dollars in thousands):

	2013	2014	2015	2016	2017	2018 and After
Amortization expense	$10,375	$10,122	$10,122	$10,113	$10,021	$80,011

Impairment Testing

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Packaging and Paper, which are the same as our operating segments discussed in Note 17, Segment Information. We test the goodwill, recorded in our Packaging segment, and the indefinite-lived intangible assets, recorded in our Paper segment, for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our test in fourth quarter, and there is no indication of goodwill or intangible asset impairment.

8. Debt

At December 31, 2012 and 2011, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	December 31, 2012		December 31, 2011
	Amount	Interest Rate	Amount	Interest Rate
Revolving credit facility, due 2016	$5,000	2.21%	$—	—%
Tranche A term loan, due 2016	175,000	2.22	200,000	2.30
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Long-term debt	780,000	7.05	800,000	6.95
Current portion of long-term debt	(10,000)	2.22	(10,000)	2.30
Long-term debt, less current portion	$770,000	7.11%	$790,000	7.01%

In 2011, Boise Paper Holdings, as borrower, and BZ Intermediate, as guarantor, entered into a $700 million five-year senior secured credit agreement (Credit Agreement) with a syndicate of lenders. The Credit Agreement consists of a five-year amortizing $200 million Tranche A term loan facility (the Term Loan Facility) and a five-year nonamortizing $500 million revolving credit facility (the Revolving Credit Facility and, together with the Term Loan Facility, the Credit Facilities).

As of December 31, 2012, our debt consisted of the following:

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

Credit Facilities

Under our Credit Facilities we elect whether interest on our Term Loan and, separately, interest under any Revolving Credit Facility is based on an alternative base rate or the London Interbank Offered Rate (LIBOR), plus an applicable spread based on our total leverage ratio. Our total leverage ratio is essentially our total net debt divided by our four trailing quarters of Adjusted Consolidated EBITDA (as defined in the Credit Agreement). Based on our current one-month LIBOR election, at December 31, 2012, the interest rate on our Credit Facilities was LIBOR plus 200 basis points and we pay interest on the Credit Facilities monthly in arrears.

At December 31, 2012, we had $5.0 million of borrowings outstanding under our Revolving Credit Facility. No amounts were outstanding at December 31, 2011. During 2012, the maximum borrowings under the Revolving Credit Facility were $5.0 million, and the weighted average amount of borrowings outstanding during the year was $0.1 million. At December 31, 2012, we had availability of $487.7 million, which is net of outstanding letters of credit of $7.3 million. At December 31, 2012, the average interest rate for our outstanding borrowings under our Revolving Credit Facility was 2.21%.

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

In the event of default, the lenders could terminate their commitments, declare the Credit Facilities, including interest and fees, due and payable, or enforce liens and security interests to collect outstanding amounts due under the Credit Facilities. In addition, the Credit Facilities require the proceeds from asset sales, subject to specified exceptions and casualty insurance, be used to pay down outstanding borrowings. At December 31, 2012, we were in compliance with these covenants. In third quarter 2012, we made $25.0 million of long-term debt payments on our Tranche A Term Loan Facility, $17.5 million of which were voluntary and eliminate our required principal payment obligations until December 31, 2013.

The obligations of Boise Paper Holdings under our Credit Facilities are guaranteed by each of BZ Intermediate's and Boise Paper Holdings' existing and subsequently acquired domestic and foreign subsidiaries, subject to materiality limitations (collectively, the Credit Facility Guarantors). The Credit Facilities are secured by all intercompany debt and a first-priority security interest in substantially all of the real, personal, and mixed property of Boise Paper Holdings and the Credit Facility Guarantors, including a first-priority security interest in 100% of the equity interests of Boise Paper Holdings and each domestic subsidiary of Boise Paper Holdings and, if requested by the administrative agent, 65% of the equity interests of our foreign subsidiaries.

8% and 9% Senior Notes

The 8% and 9% Senior Notes (together, the Senior Notes) are senior unsecured obligations and rank equally with all of our present and future senior indebtedness, senior to all of our future subordinated indebtedness and effectively subordinated to all of our present and future senior secured indebtedness (including all borrowings with respect to the Credit Facilities to the extent of the value of the assets securing such indebtedness). Interest on the Senior Notes is due semiannually.

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

Our 9% Senior Notes are callable at any time on or after November 1, 2013, at 104.5% of the principal amount, decreasing to par by November 1, 2015, plus accrued and unpaid interest.

Our 8% Senior Notes are callable at any time on or after April 1, 2015, at 104% of the principal amount, decreasing to par by April 1, 2018, plus accrued and unpaid interest.

The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each existing and future subsidiary of BZ Intermediate (other than their respective issuers). The Senior Notes Guarantors do not include Louisiana Timber Procurement Company, L.L.C., or our foreign subsidiaries.

Other

As of December 31, 2012, required debt principal repayments were as follows (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter
Required debt principal repayments (a)	$10,000	$20,000	$30,000	$120,000	$300,000	$300,000
____________

(a)	Debt maturities in 2013 include repayment of $5.0 million of borrowings under our Revolving Credit Facility based on our intent to repay in 2013.

At December 31, 2012 and 2011, we had $26.7 million and $31.0 million, respectively, of costs recorded in "Deferred financing costs" on our Consolidated Balance Sheet. When we entered into the Credit Agreement in November 2011, we capitalized $7.9 million of financing costs, which we recorded in "Deferred financing costs" on our Consolidated Balance Sheets. We record the amortization of deferred financing costs in interest expense using the effective interest method over the life of the loans. For the years ended December 31, 2012, 2011, and 2010, we recorded $4.5 million, $5.8 million, and $6.8 million, respectively, of amortization expense in "Interest expense" in our Consolidated Statements of Income.

During 2011 and 2010, we substantially modified our debt structures, and as a result, we expensed $2.3 million in 2011 and $22.2 million in 2010 in "Loss on extinguishment of debt" in our Consolidated Statements of Income.

For the years ended December 31, 2012, 2011, and 2010, cash payments for interest were $57.3 million, $58.1 million, and $51.6 million, respectively.

With the exception of the Credit Facilities, our debt is fixed-rate debt. At December 31, 2012, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $660.5 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 1 inputs), discussed further in Note 2, Summary of Significant Accounting Policies.

9. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk. We do not use derivative instruments for speculative purposes.

Energy Risk

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At December 31, 2012, these derivatives included caps and call spreads, which we account for as economic hedges, and swaps, which are designated and accounted for as cash flow hedges. As of December 31, 2012, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	January 2013 Through March 2013	April 2013 Through October 2013	November 2013 Through March 2014	April 2014 Through October 2014	November 2014 Through March 2015	April 2015 Through October 2015	November 2015 Through March 2016
Approximate percent hedged	87%	75%	53%	48%	43%	37%	13%

Economic Hedges

For derivative instruments that are not designated as hedges for accounting purposes, the gain or loss on the derivatives is recognized in "Materials, labor, and other operating expenses (excluding depreciation)" in the Consolidated Statements of Income. During the years ended December 31, 2012, 2011 and 2010, we recognized an insignificant amount of expense and/or income related to natural gas contracts we account for as economic hedges.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets and is recognized in "Materials, labor, and other operating expenses (excluding depreciation)" or "Interest expense" in our Consolidated Statements of Income in the period in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the instruments is reclassified out of accumulated other comprehensive income (loss) to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable. At December 31, 2012 and 2011, we had $1.2 million and $3.7 million of losses, respectively, net of tax recorded in

"Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets related to our natural gas contracts.

The effects of our cash flow hedging instruments on our Consolidated Balance Sheets and Consolidated Statements of Income were as follows (dollars in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income			Loss Reclassified From Accumulated Other Comprehensive Income Into Earnings
	Year Ended December 31
	2012 (a)	2011	2010	2012	2011	2010
Natural gas contracts	$(1,384)	$6,776	$—	$2,637	$754	$—
Interest rate contracts	—	—	—	—	—	422
Total	$(1,384)	$6,776	$—	$2,637	$754	$422
____________

(a)	Based on December 31, 2012, pricing, the estimated loss, net of tax, to be recognized in earnings during the next 12 months is $1.2 million.

Fair Values of Derivative Instruments

At December 31, 2012 and 2011, the fair value of our financial instruments was determined based on New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. The derivatives were valued by us using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs.

All of our derivative instruments are recorded in "Accrued liabilities, Other" and "Other long-term liabilities" on our Consolidated Balance Sheets. We offset asset and liability balances, by counterparty, where legal right of offset exists. The following table presents the fair value of these instruments (dollars in thousands):

	Level 2: Significant Other Observable Inputs
	December 31
	2012	2011
Natural gas contracts
Cash flow hedges	$2,365	$6,022
Economic hedges	2,197	2,370
Total	$4,562	$8,392

Derivative instruments in an asset position at December 31, 2012, were not material. We did not have any derivative instruments in an asset position at December 31, 2011.

10. Retirement and Benefit Plans

Some of our employees participate in noncontributory defined benefit pension plans, contributory defined contribution savings plans, and deferred compensation plans.

Defined Benefit Plans

The majority of our pension benefit plans are frozen; however, approximately 400 hourly employees continue to accrue benefits under our defined benefit pension plans. When frozen, the pension benefit for salaried employees was based primarily on the employees' years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. Expenses attributable to participation in noncontributory defined benefit plans for the years ended December 31, 2012, 2011, and 2010, were $11.3 million, $10.9 million, and $9.2 million, respectively.

Defined Contribution Plans

Some of our employees participate in contributory defined contribution savings plans, which cover most of our salaried and hourly employees. Expenses related to matching contributions attributable to participation in contributory defined contribution savings plans for the years ended December 31, 2012, 2011, and 2010, were $17.7 million, $14.3 million, and $12.0 million, respectively. The company contributions for eligible salaried employees consist of a nondiscretionary, nonmatching base contribution, plus a matching contribution. We may also make additional discretionary matching and/or nonmatching contributions each year. The company contribution structure for hourly employees varies according to location and union arrangements.

Deferred Compensation Plans

Some of our employees participate in deferred compensation plans, in which key managers and nonaffiliated directors may irrevocably elect to defer a portion of their base salary and bonus or director's fees until termination of employment or beyond. Participants other than directors may elect to receive their company contributions in the deferred compensation plan in lieu of any company contribution in the defined contribution savings plan. The deferred compensation plans are unfunded; therefore, benefits are paid from our general assets. At December 31, 2012 and 2011, we had $5.9 million and $3.7 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

Obligations and Funded Status of Defined Benefit Pension Plans

The funded status of our plans change from year to year based on the plan asset investment return, contributions, benefit payments, and the discount rate used to measure the liability. The following table, which includes only company-sponsored defined benefit plans, reconciles the beginning and ending balances of the projected benefit obligation and the fair value of plan assets. We recognize the unfunded status of our defined benefit pension plans on our Consolidated Balance Sheets, and we recognize changes in funded status in the year changes occur through our Consolidated Statements of Comprehensive Income (dollars in thousands):

	December 31
	2012	2011
Projected benefit obligation at beginning of year	$558,416	$475,044
Service cost	2,732	3,969
Interest cost	24,596	25,582
Actuarial loss (a)	14,162	69,768
Closure and curtailment loss	1,060	—
Benefits paid and settlements	(26,965)	(15,947)
Projected benefit obligation at end of year	$574,001	$558,416

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$390,082	$355,901
Actual return on plan assets	60,613	24,714
Employer contributions	35,205	25,414
Benefits paid	(18,551)	(15,947)
Settlements	(8,414)	—
Fair value of plan assets at end of year	$458,935	$390,082

Underfunded status	$115,066	$168,334

Amounts recognized on our consolidated balance sheets
Current liabilities	$309	$294
Noncurrent liabilities	114,757	168,040
Net amount recognized	$115,066	$168,334

Amounts recognized in accumulated other comprehensive income (loss)
Actuarial net loss	$109,796	$139,061
Prior service cost	—	71
Net loss recognized	$109,796	$139,132
____________

(a)	The actuarial loss in 2012 is due primarily to a decrease in the weighted average discount rate from 4.50% to 4.25%, compared with a decrease from 5.50% to 4.50% in 2011.
The accumulated benefit obligation for all defined benefit pension plans was $574.0 million and $558.4 million as of December 31, 2012 and 2011, respectively. All of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) are as follows (dollars in thousands):

	Year Ended December 31
	2012	2011	2010
Service cost	$2,732	$3,969	$5,041
Interest cost	24,596	25,582	25,272
Expected return on plan assets	(27,286)	(24,581)	(23,242)
Amortization of actuarial loss	10,107	5,595	1,774
Amortization of prior service cost	5	51	51
Plan settlement curtailment loss	1,125	300	345
Net periodic benefit cost	$11,279	$10,916	$9,241

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Actuarial net (gain) loss	$(19,158)	$69,635	$14,461
Prior service credit	(66)	(300)	—
Amortization of actuarial loss	(10,107)	(5,595)	(1,774)
Amortization of prior service cost	(5)	(51)	(51)
Total recognized in other comprehensive (income) loss	(29,336)	63,689	12,636
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(18,057)	$74,605	$21,877

We estimate net periodic benefit cost to be recognized in 2013 will be $5.4 million.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligation:

	December 31
	2012	2011
Weighted average:
Discount rate	4.25%	4.50%
Rate of compensation increase	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Year Ended December 31
	2012	2011	2010
Weighted average assumptions as of the last day in the presented period:
Discount rate	4.50%	5.50%	6.10%
Expected long-term rate of return on plan assets	7.00%	7.25%	7.25%
Rate of compensation increase	—%	—%	—%

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled on the measurement date: December 31. At December 31, 2012, the discount rate assumption used to calculate the benefit obligation was determined using a hypothetical bond portfolio of AA-graded or better corporate bonds. At December 31, 2011, and for the periods ended December 31, 2012, 2011, and 2010, the discount rate assumption used to calculate the benefit obligation and the net periodic benefit cost was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. In all periods, the bonds included in the models reflect anticipated investments that would be made to match the expected monthly benefit payments over time. The plan's projected cash flows were duration-matched to these models to develop an appropriate discount rate. The discount rate we will use in our calculation of 2013 net periodic benefit cost is 4.25%.

Asset Return Assumption. The expected long-term rate of return on plan assets was based on a weighted average of the expected returns for the major investment asset classes in which we invest, considering the effects of active portfolio management and expenses paid from plan assets. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights assigned to each asset class were based on the investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2013 net periodic benefit cost is 6.75%. In 2012, plan assets performed better than the long-term return assumption due to improved equity and debt market conditions.

Rate of Compensation Increases. Pension benefits for all salaried employees and most hourly employees are frozen. There are currently no scheduled increases in pension benefit rates for hourly employees in plans that have not been frozen. The compensation increase assumption is not applicable for all plans.

Investment Policies and Strategies

At December 31, 2012, 24% of our pension plan assets were invested in U.S. equity securities, 27% were invested in international equity securities, 27% were invested in long-duration fixed-income securities, 20% were invested in intermediate-duration fixed-income securities, and 2% were invested in private equity, cash, and other. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Our Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments to achieve broad diversification in a cost-effective manner. At December 31, 2012, our investment policy governing our relationship with Russell allocated 28% to long-duration fixed-income securities, 20% to intermediate-duration fixed-income securities, 24% to U.S. equity securities, and 28% to international equity securities. Our arrangement with Russell allows monthly rebalancing to the policy targets noted above.

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

The following tables set forth, by level within the fair value hierarchy, discussed in Note 2, Summary of Significant Accounting Policies, the pension plan assets, by major asset category, at fair value at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$—	$225	$—	$225
Equity securities:
Large-cap U.S. equity securities (b)	—	90,024	—	90,024
Small- and mid-cap U.S. equity securities (c)	—	17,998	—	17,998
International equity securities (d)	—	126,010	—	126,010
Fixed-income securities (e)	—	217,456	—	217,456
Private equity securities (f)	—	—	6,346	6,346
Total securities at fair value	—	451,713	6,346	458,059
Receivables and accrued expenses				876
Total fair value of plan assets				$458,935

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
Large-cap U.S. equity securities (b)	$—	$112,609	$—	$112,609
Small- and mid-cap U.S. equity securities (c)	—	19,426	—	19,426
International equity securities (d)	—	65,265	—	65,265
Fixed-income securities (e)	—	188,287	—	188,287
Private equity securities (f)	—	—	3,531	3,531
Total securities at fair value	—	385,587	3,531	389,118
Receivables and accrued expenses				964
Total fair value of plan assets				$390,082
____________

(a)
Investments are mutual funds managed by Russell Trust Company. The funds are valued at the net asset value (NAV) provided by Russell Trust Company, the administrator of the funds. We use NAV as a practical expedient for fair value. The NAV is based on the value of the assets owned by the fund, less liabilities at year-end. While the underlying assets are actively traded on an exchange, the funds are not. We have the ability to redeem these funds with a one-day notice, except as disclosed below in note (e).

(b)
Our investments in this category are invested in the Russell Equity I Fund. The fund seeks higher long-term returns that exceed the Russell 1000 Index by investing in large-capitalization stock in the U.S. stock market.

(c)
Our investments in this category are invested in the Russell Equity II Fund. The fund seeks high, long-term returns that exceed the Russell 2500 Index by investing in mid- and small-capitalization stocks of the U.S. stock market.

(d)
At December 31, 2012 and 2011, our investments in this category included the Russell International Fund with Active Currency. The fund benchmarks against the Russell Developed ex-U.S. Large Cap Index Net and seeks favorable total returns and additional diversification through investment in non-U.S. equity securities and active currency management. The fund participates primarily in the stock markets of Europe and the Pacific Rim and seeks to opportunistically add value through active investment in foreign currencies. In addition, at December 31, 2012, our investments in this category included the Russell World Equity and the Russell Emerging Markets Funds. The Russell World Equity Fund benchmarks against the Russell Developed Large Cap Index and seeks higher returns through access to the large-cap segment of both U.S. and international developed equities. The Russell Emerging Markets Fund benchmarks against the Russell Emerging Markets Index and is designed to maintain a broadly diversified exposure to emerging market countries.

(e)
In 2012, the Russell Long Credit Fixed income Fund (Long Credit Fund) was converted to a fund of funds structure and offers six Liability Driven Investment (LDI) fixed-income funds with horizons ranging from six to 16 years. Our investments at December 31, 2012, included the six LDI funds, which are designed to reduce defined benefit plan funded status volatility by more closely matching the interest rate sensitivity of plan liabilities. At December 31, 2012 and 2011, our investments in this category included the Russell Long Duration Fixed Income Fund (Long Duration Fund), which seeks to achieve above-average consistency in performance relative to the Barclays Capital U.S. Long Government/Credit Bond Index by combining manager styles and strategies with different payoffs over various phases of an investment cycle. At December 31, 2011, our investments included the Long Credit Fund, which seeks to achieve above-average consistency in performance relative to the Barclays Capital Long Credit Index and is used with other bond funds, such as the Long Duration Fund, to gain additional credit exposure to asset portfolios. Funds in this category are designed to provide maximum total return through diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging markets bonds. Investments in this category may be redeemed monthly with four days' notice.

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

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31
	2012	2011
Balance, beginning of year	$3,531	$2,225
Purchases	2,400	720
Sales	(375)	—
Unrealized gain	790	586
Balance, end of year	$6,346	$3,531

Funding and Cash Flows

We fund our pension plans with amounts sufficient to meet legal funding requirements, plus any additional amounts we may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow from operations, and other factors. In 2012, we contributed $35.2 million to our plans, which exceeded our 2012 minimum pension contribution requirements. We have no required minimum contribution in 2013 and we will contribute at least the required minimum currently estimated to be approximately $3 million in 2014. The required minimum contribution depends on, among other things, actual returns on plan assets, changes in interest rates that affect our discount rate assumptions, changes in pension funding requirement laws, and modifications to our plans. Our estimates may change materially depending upon the effect of these and other factors. We may also elect to make additional voluntary contributions in any year, which could reduce the amount of required contributions in future years.

The following benefit payments reflect expected future service, as appropriate, and are expected to be paid to plan participants (dollars in thousands). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

Pension Benefits
2013	$21,787
2014	24,145
2015	26,204
2016	28,046
2017	29,998
Years 2018-2022	172,273

11. Share-Based Compensation

Our shareholders have approved the Boise Inc. Incentive and Performance Plan (the Plan), which authorizes awards of share-based compensation, such as restricted stock, restricted stock units, performance units payable in stock, and stock options. These awards are at the discretion of the Compensation Committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the Plan are eligible to participate in dividend or dividend equivalent payments, if any, which we accrue to be paid when the awards vest.

Shares issued pursuant to awards under the Plan are from our authorized but unissued shares or from treasury shares. The maximum number of shares approved for grant under the Plan is 17.2 million shares. As of December 31, 2012, 9.0 million shares remained available for future issuance under the Plan. Share-based compensation costs in BZ Intermediate's financial statements represent expenses for restricted stock, restricted stock units, stock options, and performance units of Boise Inc., which have been pushed down to BZ Intermediate for accounting purposes.

Restricted Stock and Performance Units

Members of management and our directors have been granted restricted stock and restricted stock units (collectively restricted stock), the majority of which are subject to an EBITDA (earnings before interest, taxes, and depreciation, amortization, and depletion) goal and all of which are subject to service-based vesting restrictions. These awards generally vest over a three-year period. The fair values of our restricted stock awards were based on the closing market price of our common stock on the date of grant, and compensation expense is recorded over each award's vesting period.

In 2012 and 2011, pursuant to the Plan, we also granted performance units to members of management. The number of performance units awarded is subject to adjustment based on the two-year average return on net operating assets (RONOA). Because the RONOA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest. Any shares not vested are forfeited. We based the fair value of these awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period.

The following summarizes the activity of our outstanding service- and market-condition restricted stock awards and performance units awarded under the Plan as of December 31, 2012, 2011, and 2010, and changes during the years ended December 31, 2012, 2011, and 2010 (number of shares in thousands):

	Service-Condition Vesting Awards (Restricted Stock Awards and Performance Units)		Market-Condition Vesting Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2010 (a)	6,331	$0.74	1,884	$1.75
Granted	250	5.81	—	—
Vested (b)	(3,009)	0.77	(4)	1.75
Forfeited	(43)	4.26	(2)	1.75
Outstanding at December 31, 2010 (a)	3,529	$1.04	1,878	$1.75
Granted	658	8.52	—	—
Vested (b)	(1,128)	1.94	—	—
Forfeited	(535)	1.19	(1,878)	1.75
Outstanding at December 31, 2011 (a)	2,524	$2.55	—	$—
Granted	760	8.04	—	—
Vested (b)	(2,133)	1.46	—	—
Forfeited	(26)	5.51	—	—
Outstanding at December 31, 2012 (a)	1,125	$7.20	—	$—
____________

(a)	Outstanding awards included all nonvested and nonforfeited awards.

(b)	Total fair value of awards upon vesting for the years ended December 31, 2012, 2011, and 2010, was $17.5 million, $9.7 million, and $16.3 million, respectively.

Stock Options

In 2012 and 2011, we granted approximately 508,000 and 363,000 nonqualified stock options to members of management. The stock options generally vest and become exercisable over three years. Our stock options generally have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date. No options were vested and exercisable at December 31, 2012.
The following is a summary of our stock option activity (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	—	$—
Granted	363	8.53
Forfeited	(30)	8.55
Outstanding at December 31, 2011	333	$8.53	9.2	$—
Granted	508	8.22
Forfeited	—	—
Outstanding at December 31, 2012	841	$8.34	8.8	$—

The weighted average fair value of the stock options granted during 2012 and 2011 was $3.97 and $4.20, respectively. We recognize compensation expense over each award's vesting period. We calculated the fair value using a Black-Scholes-Merton option-pricing model based on the market price of our common stock at the grant date and the assumptions specific to the underlying options. We based the expected volatility assumption on our historic stock performance and the volatility of related industry stocks. As the 2011 grants were our first issuances of stock options and our equity shares have been traded for a relatively short period of time, we did not have sufficient historical data to provide a reasonable basis upon which to estimate the expected life. Therefore, we used the simplified method as allowed by the Securities and Exchange Commission (SEC). We based the risk-free interest rate upon yields of U.S. Treasury issues with terms similar to the expected life of the options.

The following table presents the range of assumptions used to calculate the fair value of stock options:

	Year Ended December 31
	2012			2011
Black-Scholes-Merton assumptions:
Expected volatility	50.00%	-	50.10%	47.50%	-	47.85%
Expected life (years)	5.91	-	6.00	5.88	-	6.25
Risk-free interest rate	1.08%	-	1.39%	1.66%	-	2.48%
Expected dividend yield			—			—

Compensation expense

Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Income. Total recognized share-based compensation expense related to restricted stock, performance units, and stock options, net of estimated forfeitures, is as follows (dollars in thousands):

	Year Ended December 31
	2012	2011	2010
Service-condition restricted stock awards and performance units	$5,039	$3,415	$2,663
Market-condition restricted stock awards	—	(98)	1,070
Stock options	944	378	—
Total share-based compensation expense	$5,983	$3,695	$3,733

The unrecognized compensation expense for all share-based awards is as follows (dollars in thousands):

	As of December 31, 2012
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Service-condition restricted stock awards and performance units	$4,528	1.5
Stock options	1,752	1.9
Total unrecognized share-based compensation expense	$6,280	1.6

We evaluate share-based compensation expense for awards granted under the Plan on a quarterly basis based on our estimate of expected forfeitures, review of recent forfeiture activity, and expected future turnover. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. The effect of forfeiture adjustments was insignificant in all periods presented.

The net income tax benefit associated with share-based payment awards was $2.6 million, $2.0 million, and $0.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

12. Stockholders' Equity and Capital

Common Stock and Preferred Stock

We are authorized to issue 250.0 million shares of common stock, of which 100.5 million shares were issued and outstanding at December 31, 2012. At December 31, 2011, we had 100.3 million shares of common stock issued and outstanding, of which 1.5 million shares were restricted stock. The common stock outstanding does not include restricted stock units, performance units, or stock options under our share-based compensation plans. For additional information see Note 11, Share-Based Compensation.

We are also authorized to issue 1.0 million shares of preferred stock, with such rights and preferences as our board of directors may determine, without further shareholder action. No preferred shares were issued or outstanding at December 31, 2012 or 2011.

Share Repurchase Plan

In 2011, we announced our intent to repurchase up to $150 million of our common stock through a variety of methods, including in the open market, privately negotiated transactions, or through structured share repurchases. In 2011, we repurchased 21.2 million common shares for an average price of $5.74 per common share. We recorded the share repurchases in "Treasury stock" on Boise Inc.'s Consolidated Balance Sheets and "Repurchases of common stock" on the Consolidated Statement of Cash Flows. During the year ended December 31, 2012, we repurchased 441 common shares for an average price of $6.63 per common share. Our board of directors reserves the right, in its sole discretion, to terminate or suspend the share repurchase plan at any time.

Dividends

In 2012, 2011, and 2010, we paid special cash dividends of $1.20, $0.40, and $0.40 per common share, or total dividends of $119.7 million, $47.9 million, and $32.3 million, respectively.

Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, and other factors our board of directors may deem relevant. In addition, our ability to pay dividends is restricted by our Credit Facilities, the indentures governing our Senior Notes, and Delaware law and state regulatory authorities. Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our capital surplus, as calculated in accordance with Delaware General Corporation Law, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under our Credit Facilities and the indentures governing our Senior Notes, a dividend may be paid if it does not exceed our permitted restricted payment amount, which is calculated as the sum of 50% of our net income for distributions, together with other amounts as specified in our Credit Facilities. At December 31, 2012, the available restricted payment amount under our 8% Senior Notes indenture, which is more restrictive than our Credit Agreement and our 9% Senior Notes indenture, was approximately $106.9 million. To the extent we do not have adequate surplus or net profits, or available restricted payment amounts, we will be prohibited from paying dividends.

Warrants

In 2011, warrant holders exercised 40.3 million warrants, resulting in the issuance of 38.4 million additional common shares and cash proceeds of approximately $284.8 million. There are no further warrants outstanding or exercisable.

Accumulated Other Comprehensive Income (Loss)

An analysis of the changes in accumulated other comprehensive income (loss) and the related tax effects follows (dollars in thousands). See Note 9, Financial Instruments, and Note 10, Retirement and Benefit Plans, for additional information regarding the amounts recorded in accumulated other comprehensive income (loss).

				Benefit Plans
	Investment Gains (Losses)	Foreign Currency Translation	Cash Flow Hedges	Actuarial Loss (a)	Prior Service Cost	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2009, net of taxes	$(5)	$—	$(553)	$(70,578)	$(417)	$(71,553)

Current-period changes, before taxes	6	—	—	(14,449)	—	(14,443)
Reclassifications to earnings, before taxes	—	—	422	1,625	51	2,098
Income taxes	—	—	131	4,964	(19)	5,076
Balance at December 31, 2010, net of taxes	$1	$—	$—	$(78,438)	$(385)	$(78,822)

Current-period changes, before taxes	(1)	(352)	(6,776)	(69,555)	300	(76,384)
Reclassifications to earnings, before taxes	—	—	754	5,569	51	6,374
Income taxes	—	—	2,320	24,685	(135)	26,870
Balance at December 31, 2011, net of taxes	$—	$(352)	$(3,702)	$(117,739)	$(169)	$(121,962)

Current-period changes, before taxes	—	126	1,384	19,281	61	20,852
Reclassifications to earnings, before taxes	—	—	2,637	10,074	10	12,721
Income taxes	—	(76)	(1,549)	(11,262)	(28)	(12,915)
Balance at December 31, 2012, net of taxes	$—	$(302)	$(1,230)	$(99,646)	$(126)	$(101,304)
____________

(a)
Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees, which is between seven to ten years, to the extent that losses are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from "Accumulated other comprehensive income (loss)" into pension expense in 2013 is $8.6 million.

BZ Intermediate Holdings LLC

BZ Intermediate has authorized 1,000 voting common units, all of which were issued and outstanding at December 31, 2012 and 2011, with a par value of $0.01. All of these units have been issued to Boise Inc. BZ Intermediate refers to its capital as "Business unit equity" on its Consolidated Balance Sheets, and this represents its equity transactions with Boise Inc., net income (loss) from the operations of its subsidiaries, the effect of changes in other comprehensive income, and stock-based compensation.

13. Concentrations of Risk

Business

Our largest customer is OfficeMax Incorporated (OfficeMax). Although we expect our long-term business relationship with OfficeMax to continue, the relationship exposes us to a significant concentration of business and financial risk. In 2012, our sales to OfficeMax were $493.9 million, which represents 19% of our total annual sales revenue and 35% of the annual sales revenue in our Paper segment. Approximately 38% of our total uncoated freesheet sales volume was purchased by OfficeMax in 2012. At December 31, 2012 and 2011, we had $39.5 million and $35.3 million, respectively, of accounts receivable due from OfficeMax, which represents 16% and 15%, respectively, of our total company receivables.

On February 20, 2013, OfficeMax announced it had signed a definitive merger agreement with its competitor, Office Depot. Our agreement with OfficeMax provides that it would survive the merger with respect to the office paper requirements of the legacy OfficeMax business. We cannot predict how the merger, if finalized, would affect the financial condition of the combined company, the paper requirements of the legacy OfficeMax business, or the effects the combined company would have on the pricing and competition for office papers. Significant reductions in paper purchases from OfficeMax (or the post-merger entity) would cause us to expand our customer base and could potentially decrease our profitability if new customer sales required either a decrease in our pricing and/or an increase in our cost of sales. Any significant deterioration in the financial condition of OfficeMax (or the post-merger entity) affecting the ability to pay or causing a significant change in the willingness to continue to purchase our products could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

OfficeMax was our only customer that accounted for more than 10% of our total revenues, sales volumes, or accounts receivable in 2012.

Labor

At December 31, 2012, we had approximately 5,400 employees and approximately 50% of these employees worked pursuant to collective bargaining agreements. Approximately 4% of our employees work pursuant to collective bargaining agreements that will expire within the next twelve months.

14. Leases

We lease some of our locations, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. We had an insignificant amount of sublease rental income in the periods presented below. Accordingly, our future minimum lease payment requirements have not been reduced by sublease rental income. Rental expense for operating leases is as follows (dollars in thousands):

	Year Ended December 31
	2012	2011	2010
Rental expense	$29,367	$23,855	$15,267
For noncancelable operating leases with remaining terms of more than one year, minimum lease payment requirements are as follows (dollars in thousands):

	2013	2014	2015	2016	2017	2018 & Thereafter
Minimum payment	$22,680	$21,688	$18,092	$15,037	$10,228	$11,065

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately five years, with fixed payment terms similar to those in the original lease agreements.

15. Asset Retirement Obligations

We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. Fair value estimates are determined using Level 3 inputs in the fair value hierarchy. The fair value of our asset retirement obligations is measured using expected future cash outflows discounted using the company's credit-adjusted risk-free interest rate. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Occasionally, we become aware of events or circumstances that require us to revise our future estimated cash flows. When revisions become necessary, we recalculate our obligation and adjust our asset and liability accounts utilizing appropriate discount rates. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

At December 31, 2012 and 2011, asset retirement obligations related predominantly to landfill closure, wastewater treatment pond dredging, and closed-site monitoring costs and were recorded primarily in "Other long-term liabilities" on the Consolidated Balance Sheets. These liabilities are based on the best estimate of costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. No assets are legally restricted for purposes of settling asset retirement obligations. The table below describes changes to the asset retirement obligations (dollars in thousands):

	Year Ended December 31
	2012	2011
Asset retirement obligation at beginning of period	$10,041	$10,403
Liabilities incurred (Note 3)	10,256	—
Accretion expense	387	812
Payments	(30)	(29)
Revisions in estimated cash flows	41	(1,145)
Asset retirement obligation at end of period	$20,695	$10,041

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

16. Transactions With Related Parties

For the period of February 22, 2008, through March 2010, Boise Cascade held a significant equity interest in us, and our transactions with Boise Cascade were recorded as related-party transactions. In March 2010, Boise Cascade sold all of its remaining investment in us, and accordingly, it is no longer a related party. As a result, beginning in March 2010, transactions (discussed below) of Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our Consolidated Financial Statements.

Related-Party Sales

LTP is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade in Louisiana. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were $4.0 million at December 31, 2012, and $3.3 million at December 31, 2011. During the years ended December 31, 2012, 2011, and 2010, we recorded $60.3 million, $40.1 million, and $33.0 million, respectively, of LTP sales to Boise Cascade in "Sales, Related parties" in the Consolidated Statements of Income and approximately the same amount of expenses in "Materials, labor, and other operating expenses (excluding depreciation)." The sales were at prices designed to approximate market prices.

We have an outsourcing services agreement under which we provide a number of corporate staff services to Boise Cascade at our cost. The agreement, as extended, expires on February 22, 2014. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. During the year ended December 31, 2010, we recorded $2.4 million of revenues in "Sales, Related parties" in our Consolidated Statements of Income. Services we provide to Boise Cascade under this agreement include transportation, information technology, accounting, and human resource services.

Related-Party Costs and Expenses

During the years ended December 31, 2012, 2011, and 2010, fiber purchases from related parties were $19.8 million, $18.8 million, and $25.3 million, respectively. In 2012 and 2011, most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. In 2010, the purchases included both direct chip and log purchases from Boise Cascade while they were a related party and LTP's purchases from Boise Cascade. All of the costs associated with these purchases were recorded as "Fiber costs from related parties" in the Consolidated Statements of Income. Fiber purchases from Boise Cascade subsequent to February 2010 are recorded as "Materials, labor, and other operating expenses (excluding depreciation)" in the Consolidated Statements of Income.

17. Segment Information

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

Packaging. We manufacture and sell linerboard, corrugated containers and sheets, protective packaging products, and newsprint. We sell these products using our own sales personnel, independent brokers, and distribution partners. Our newsprint is sold primarily to newspaper publishers in the southern and southwestern U.S.

Paper. We manufacture and sell a range of papers, including communication-based papers, packaging-based papers, and market pulp. These products can be either commodity papers or papers with specialized or custom features, such as colors, coatings, high brightness, or recycled content, which make them specialty or premium products. We ship to customers both directly from our mills and through distribution centers. In 2012, approximately 38% of our uncoated freesheet paper sales volume, including approximately 63% of our office papers sales volume, was sold to OfficeMax, our largest customer.

Corporate and Other. Our Corporate and Other segment includes corporate support services, related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. Rail cars and trucks are generally leased. Sales in this segment relate primarily to our rail and truck business.

Each segments' profits and losses are measured on operating profits before interest expense and interest income. Specified operating expenses are accounted for in the Corporate and Other segment and are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment. Segment operating results for Boise Inc. and BZ Intermediate are identical for all periods presented, except for insignificant differences in income tax provisions.

Segment sales to external customers by product line are as follows (dollars in millions):

	Year Ended December 31
	2012	2011	2010
Packaging
Linerboard	$76.6	$110.2	$94.2
Newsprint	134.3	132.7	121.7
Corrugated containers and sheets	833.9	627.0	388.0
Other	82.6	76.3	65.3
	1,127.5	946.2	669.2
Paper
Uncoated freesheet	1,334.3	1,334.5	1,309.8
Corrugating medium	1.0	0.3	0.1
Market pulp and other	60.4	91.8	84.7
	1,395.6	1,426.5	1,394.6

Corporate and Other	32.3	31.4	30.0
	$2,555.4	$2,404.1	$2,093.8

Sales to foreign unaffiliated customers during the years ended December 31, 2012, 2011, and 2010, were $260.8 million, $242.1 million, and $212.2 million, respectively. At December 31, 2012 and 2011, the net carrying value of long-lived assets held by foreign operations were $11.7 million and $12.1 million, respectively.

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)		Capital Expenditures (d)	Assets
Year Ended December 31, 2012	Trade	Related Parties	Inter- segment	Total
Packaging	$1,067.2	$60.3	$2.6	$1,130.1	$101.6		$60.9	$162.5		$61.3	$958.0
Paper	1,395.6	—	72.7	1,468.3	73.9	(a)	87.7	161.6	(a)	71.1	1,144.7
Corporate and Other	32.3	—	36.6	68.9	(27.8)		3.7	(24.1)		5.3	105.7
Intersegment eliminations	—	—	(112.0)	(112.0)	—		—	—		—	—
	$2,495.1	$60.3	$—	$2,555.4	147.7		$152.3	300.0		$137.6	$2,208.4
Interest expense					(61.7)
Interest income					0.2
					$86.1			$300.0

	Sales				Income (Loss) Before Income Taxes		Depreciation, Amortization, and Depletion	EBITDA (c)		Capital Expenditures (d)	Assets
Year Ended December 31, 2011	Trade	Related Parties	Inter- segment	Total
Packaging	$906.2	$40.1	$3.5	$949.7	$105.0	(b)	$50.5	$155.5	(b)	$49.2	$957.3
Paper	1,426.5	—	70.0	1,496.5	112.1		89.5	201.5		74.2	1,190.9
Corporate and Other	31.4	—	36.9	68.3	(25.9)	(b)	3.7	(22.1)	(b)	5.3	138.0
Intersegment eliminations	—	—	(110.4)	(110.4)	—		—	—		—	—
	$2,364.0	$40.1	$—	$2,404.1	191.2		$143.8	334.9		$128.8	$2,286.1
Loss on extinguishment of debt					(2.3)			(2.3)
Interest expense					(63.8)
Interest income					0.3
					$125.3			$332.6

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (c)	Capital Expenditures (d)	Assets
Year Ended December 31, 2010	Trade	Related Parties	Inter- segment	Total
Packaging	$636.2	$33.0	$2.7	$671.9	$65.0	$38.6	$103.6	$38.6	$505.6
Paper	1,394.6	—	63.8	1,458.3	151.5	87.4	238.9	67.8	1,187.9
Corporate and Other	27.4	2.7	35.3	65.4	(21.7)	4.0	(17.7)	5.1	245.4
Intersegment eliminations	—	—	(101.8)	(101.8)	—	—	—	—	—
	$2,058.1	$35.6	$—	$2,093.8	194.9	$129.9	324.8	$111.6	$1,939.0
Loss on extinguishment of debt					(22.2)		(22.2)
Interest expense					(64.8)
Interest income					0.3
					$108.1		$302.6
____________

(a)	Included $31.7 million of charges related primarily to ceasing paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill.

(b)	Included $2.2 million of expense recorded in our Packaging segment related to the inventory purchase price adjustments.
Included $3.1 million of transaction-related costs, of which $1.6 million was recorded in our Packaging segment and $1.5 million was recorded in our Corporate and Other segment. Transaction-related costs include expenses associated with transactions, whether consummated or not, and do not include integration costs.

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

The following is a reconciliation of net income to EBITDA (dollars in millions):

	Boise Inc.			BZ Intermediate
	Year Ended December 31
	2012	2011	2010	2012	2011	2010
Net income	$52.2	$75.2	$62.7	$52.2	$75.2	$63.6
Interest expense	61.7	63.8	64.8	61.7	63.8	64.8
Interest income	(0.2)	(0.3)	(0.3)	(0.2)	(0.3)	(0.3)
Income tax provision	34.0	50.1	45.4	34.0	50.1	44.5
Depreciation, amortization, and depletion	152.3	143.8	129.9	152.3	143.8	129.9
EBITDA	$300.0	$332.6	$302.6	$300.0	$332.6	$302.6

(d)
This figure represents "Expenditures for property and equipment" and excludes cash used for "Acquisition of businesses and facilities, net of cash acquired" as reported on our Consolidated Statements of Cash Flows.

18. Commitments, Guarantees, Indemnifications, and Legal Proceedings

Commitments

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, lease payments,and derivative instruments (discussed in Note 8, Debt, Note 9, Financial Instruments, and Note 14, Leases) and obligations to purchase goods and services (discussed below).

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2012 and 2011, our total estimated obligation for log and fiber purchases under contracts with third parties was approximately $65.6 million and $75.5 million, respectively. The estimate is based on contract terms or first quarter 2013 pricing. Purchase prices under most of these agreements are set quarterly or semiannually based on regional market prices. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments if our requirements decrease.

We have financial obligations to purchase electricity and natural gas for our manufacturing locations. These obligations include multiple-year purchase commitments and minimum annual purchase requirements. At December 31, 2012 and 2011, we had approximately $27.4 million and $26.5 million, respectively, of utility purchase commitments. These commitments were estimated at prices in effect on December 31, 2012 or 2011, respectively, or determined pursuant to contractual terms, if available.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in merger and acquisition agreements. At December 31, 2012, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

Legal Proceedings

We are a party to routine proceedings that arise in the course of our business; however, we are not currently a party to any legal proceedings or environmental claims we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

19. Quarterly Results of Operations (unaudited, dollars in millions, except per-share and stock price information)

	2012
	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter (a)
Net sales	$644.8	$637.8	$645.2	$627.5
Income from operations	49.7	37.7	21.3	38.8
Net income	21.3	13.7	3.6	13.5
Net income per common share:
Basic	0.22	0.14	0.04	0.14
Diluted	0.21	0.14	0.04	0.13
Common stock dividends per share	0.48	—	—	0.72
Common stock prices (d)
High	8.49	8.21	8.93	9.06
Low	7.25	6.48	6.86	7.63

	2011
	First Quarter (b)	Second Quarter	Third Quarter	Fourth Quarter (c)
Net sales	$568.8	$603.1	$631.7	$600.4
Income from operations	48.1	34.4	62.6	45.9
Net income	18.7	11.9	28.4	16.3
Net income per common share:
Basic	0.23	0.11	0.25	0.16
Diluted	0.21	0.11	0.24	0.15
Common stock dividends per share	—	0.40	—	—
Common stock prices (d)
High	9.55	9.82	8.12	7.12
Low	8.10	6.75	4.42	4.71
____________

(a)
Third quarter and fourth quarter 2012 included $31.3 million and $0.5 million, respectively, of charges related primarily to ceasing paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill.

(b)	First quarter 2011 included $2.2 million of expense related to inventory purchase price accounting adjustments.

(c)	Fourth quarter 2011 included $2.3 million of expense recorded in the Corporate and Other segment associated with entering into a new credit agreement.
Fourth quarter 2011 included $1.4 million of transaction-related costs that were recorded in our Packaging segment. Transaction-related costs include expenses associated with transactions, whether consummated or not, and do not include integration costs.

(d)	Our common stock trades on the New York Stock Exchange under the symbol BZ. Common stock prices are based on daily closing prices.

The net sales, income from operations, and net income for BZ Intermediate are substantially the same as the quarterly results for Boise Inc. included above.

20. Consolidating Guarantor and Nonguarantor Financial Information

Our 9% and 8% senior notes (Senior Notes) were issued by Boise Paper Holdings and co-issuers (Boise Co-Issuer Company and Boise Finance Company). The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each of its existing and, to the extent they become guarantors under the Credit Facilities, future subsidiaries (other than: (i) Boise Paper Holdings and the co-issuers; (ii) Louisiana Timber Procurement Company, L.L.C.; and (iii) our foreign subsidiaries, including those acquired as part of the Hexacomb Acquisition). Each of the co-issuers of the senior subordinated notes and each of the subsidiaries of BZ Intermediate that is a guarantor thereof is 100% owned, directly or indirectly by Boise Paper Holdings.
The following consolidating financial statements present the results of operations, comprehensive income, financial position, and cash flows of (i) BZ Intermediate Holdings LLC (parent); (ii) Boise Paper Holdings and co-issuers; (iii) guarantor subsidiaries; (iv) nonguarantor subsidiaries; and (v) eliminations to arrive at the information on a consolidated basis. Other than these consolidated financial statements and footnotes for Boise Inc. and BZ Intermediate, financial statements and other disclosures concerning the guarantors have not been presented. Management believes that such information is not material to investors and because the cancellation provisions of the guarantor subsidiaries guarantees are customary and do not permit a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Under these cancellation provisions, each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for the purposes of the covenants included in the indentures, the release of the indebtedness under the indentures, or if the issuers exercise their legal defeasance option or discharge their obligations in accordance with the indentures.

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Year Ended December 31, 2012
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$14,956	$2,431,516	$48,620	$—	$2,495,092
Intercompany	—	—	5,213	113,566	(118,779)	—
Related parties	—	—	—	60,271	—	60,271
	—	14,956	2,436,729	222,457	(118,779)	2,555,363

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	13,817	1,916,907	192,099	(118,779)	2,004,044
Fiber costs from related parties	—	—	—	19,772	—	19,772
Depreciation, amortization, and depletion	—	2,978	146,449	2,879	—	152,306
Selling and distribution expenses	—	—	120,845	982	—	121,827
General and administrative expenses	—	28,313	45,971	5,464	—	79,748
St. Helens charges	—	—	27,559	—	—	27,559
Other (income) expense, net	—	1,136	1,049	387	—	2,572
	—	46,244	2,258,780	221,583	(118,779)	2,407,828

Income (loss) from operations	—	(31,288)	177,949	874	—	147,535

Foreign exchange gain	—	145	10	24	—	179
Interest expense	—	(61,693)	—	(47)	—	(61,740)
Interest expense—intercompany	—	(191)	—	(55)	246	—
Interest income	—	48	60	52	—	160
Interest income—intercompany	—	55	191	—	(246)	—
	—	(61,636)	261	(26)	—	(61,401)

Income (loss) before income taxes and equity in net income of affiliates	—	(92,924)	178,210	848	—	86,134
Income tax provision	—	(32,431)	(1,500)	(53)	—	(33,984)

Income (loss) before equity in net income of affiliates	—	(125,355)	176,710	795	—	52,150
Equity in net income of affiliates	52,150	177,505	—	—	(229,655)	—
Net income	$52,150	$52,150	$176,710	$795	$(229,655)	$52,150

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Year Ended December 31, 2011
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$14,657	$2,340,570	$8,797	$—	$2,364,024
Intercompany	—	—	40	100,536	(100,576)	—
Related parties	—	—	—	40,057	—	40,057
	—	14,657	2,340,610	149,390	(100,576)	2,404,081

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	13,835	1,837,170	129,842	(100,576)	1,880,271
Fiber costs from related parties	—	—	—	18,763	—	18,763
Depreciation, amortization, and depletion	—	3,091	140,563	104	—	143,758
Selling and distribution expenses	—	—	107,302	352	—	107,654
General and administrative expenses	—	25,452	34,688	447	—	60,587
Other (income) expense, net	—	1,600	730	(336)	—	1,994
	—	43,978	2,120,453	149,172	(100,576)	2,213,027

Income (loss) from operations	—	(29,321)	220,157	218	—	191,054

Foreign exchange gain (loss)	—	(390)	453	72	—	135
Loss on extinguishment of debt	—	(2,300)	—	—	—	(2,300)
Interest expense	—	(63,814)	—	(6)	3	(63,817)
Interest expense—intercompany	—	(188)	—	(15)	203	—
Interest income	—	260	9	—	—	269
Interest income—intercompany	—	18	188	—	(206)	—
	—	(66,414)	650	51	—	(65,713)

Income (loss) before income taxes and equity in net income of affiliates	—	(95,735)	220,807	269	—	125,341
Income tax provision	—	(48,372)	(1,662)	(97)	—	(50,131)

Income (loss) before equity in net income of affiliates	—	(144,107)	219,145	172	—	75,210
Equity in net income of affiliates	75,210	219,317	—	—	(294,527)	—
Net income	$75,210	$75,210	$219,145	$172	$(294,527)	$75,210

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Income
For the Year Ended December 31, 2010
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$11,994	$2,039,308	$6,830	$—	$2,058,132
Intercompany	—	—	—	110,619	(110,619)	—
Related parties	—	2,364	333	32,948	—	35,645
	—	14,358	2,039,641	150,397	(110,619)	2,093,777

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	14,039	1,605,480	125,139	(110,619)	1,634,039
Fiber costs from related parties	—	—		25,259	—	25,259
Depreciation, amortization, and depletion	—	3,454	126,472	—	—	129,926
Selling and distribution expenses	—	—	57,873	234	—	58,107
General and administrative expenses	—	21,949	30,324	—	—	52,273
Other (income) expense, net	—	225	249	(261)	—	213
	—	39,667	1,820,398	150,371	(110,619)	1,899,817

Income (loss) from operations	—	(25,309)	219,243	26	—	193,960

Foreign exchange gain	—	871	19	—	—	890
Loss on extinguishment of debt	—	(22,225)	—	—	—	(22,225)
Interest expense	—	(64,825)	—	—	—	(64,825)
Interest expense—intercompany	—	(212)	—	(16)	228	—
Interest income	—	299	7	—	—	306
Interest income—intercompany	—	16	212	—	(228)	—
	—	(86,076)	238	(16)	—	(85,854)

Income (loss) before income taxes and equity in net income of affiliates	—	(111,385)	219,481	10	—	108,106
Income tax (provision) benefit	—	(43,187)	(1,350)	8	—	(44,529)

Income (loss) before equity in net income of affiliates	—	(154,572)	218,131	18	—	63,577
Equity in net income of affiliates	63,577	218,149	—	—	(281,726)	—
Net income	$63,577	$63,577	$218,131	$18	$(281,726)	$63,577

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2012
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$52,150	$52,150	$176,710	$795	$(229,655)	$52,150
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	50	—	50
Cash flow hedges:
Change in fair value	—	850	—	—	—	850
Loss included in net income	—	1,622	—	—	—	1,622
Actuarial gain and prior service cost (including related amortization) for defined benefit pension plans	—	18,033	—	—	—	18,033
Other	—	103	—	—	—	103
Equity in other comprehensive income of affiliates	20,658	50	—	—	(20,708)	—
	20,658	20,658	—	50	(20,708)	20,658

Comprehensive income	$72,808	$72,808	$176,710	$845	$(250,363)	$72,808

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2011
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$75,210	$75,210	$219,145	$172	$(294,527)	$75,210
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(352)	—	(352)
Cash flow hedges:
Change in fair value	—	(4,165)	—	—	—	(4,165)
Loss included in net income	—	463	—	—	—	463
Actuarial loss and prior service cost (including related amortization) for defined benefit pension plans	—	(39,149)	—	—	—	(39,149)
Other	—	63	—	—	—	63
Equity in other comprehensive loss of affiliates	(43,140)	(352)	—	—	43,492	—
	(43,140)	(43,140)	—	(352)	43,492	(43,140)

Comprehensive income (loss)	$32,070	$32,070	$219,145	$(180)	$(251,035)	$32,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2010
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$63,577	$63,577	$218,131	$18	$(281,726)	$63,577
Other comprehensive income (loss), net of tax
Cash flow hedges:
Loss included in net income	—	553	—	—	—	553
Actuarial loss and prior service cost (including related amortization) for defined benefit pension plans	—	(7,744)	—	—	—	(7,744)
Other	—	(78)	—	—	—	(78)
Equity in other comprehensive loss of affiliates	(7,269)	—	—	—	7,269	—
	(7,269)	(7,269)	—	—	7,269	(7,269)

Comprehensive income	$56,308	$56,308	$218,131	$18	$(274,457)	$56,308

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2012
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$40,801	$516	$8,390	$—	$49,707
Receivables
Trade, less allowances	—	1,458	230,178	8,823	—	240,459
Intercompany	—	2,234	1,580	2,670	(6,484)	—
Other	—	2,880	4,266	1,121	—	8,267
Inventories	—	3	291,065	3,416	—	294,484
Deferred income taxes	—	17,955	—	—	—	17,955
Prepaid and other	—	6,952	1,021	855	—	8,828
	—	72,283	528,626	25,275	(6,484)	619,700

Property
Property and equipment, net	—	7,930	1,203,384	11,687	—	1,223,001
Fiber farms	—	—	24,311	—	—	24,311
	—	7,930	1,227,695	11,687	—	1,247,312

Deferred financing costs	—	26,677	—	—	—	26,677
Goodwill	—	—	153,576	6,554	—	160,130
Intangible assets, net	—	—	133,115	14,449	—	147,564
Investments in affiliates	756,683	1,778,531	—	—	(2,535,214)	—
Intercompany notes receivable	—	3,400	1,524	—	(4,924)	—
Other assets	—	5,992	902	135	—	7,029
Total assets	$756,683	$1,894,813	$2,045,438	$58,100	$(2,546,622)	$2,208,412

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2012 (continued)
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000	$—	$—	$—	$10,000
Accounts payable
Trade	—	18,547	160,152	6,379	—	185,078
Intercompany	—	571	2,090	3,842	(6,503)	—
Accrued liabilities
Compensation and benefits	—	22,206	47,605	1,139	—	70,950
Interest payable	—	10,516	—	—	—	10,516
Other	—	3,773	14,033	2,703	19	20,528
	—	65,613	223,880	14,063	(6,484)	297,072

Debt
Long-term debt, less current portion	—	770,000	—	—	—	770,000
Intercompany notes payable	—	—	—	4,924	(4,924)	—
	—	770,000	—	4,924	(4,924)	770,000

Other
Deferred income taxes	—	132,841	53,497	3,485	—	189,823
Compensation and benefits	—	121,606	76	—	—	121,682
Other long-term liabilities	—	48,070	24,932	150	—	73,152
	—	302,517	78,505	3,635	—	384,657

Commitments and contingent liabilities

Capital
Business unit equity	857,987	857,987	1,743,053	35,779	(2,636,819)	857,987
Accumulated other comprehensive loss	(101,304)	(101,304)	—	(301)	101,605	(101,304)
	756,683	756,683	1,743,053	35,478	(2,535,214)	756,683

Total liabilities and capital	$756,683	$1,894,813	$2,045,438	$58,100	$(2,546,622)	$2,208,412

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$82,532	$9,737	$4,727	$—	$96,996
Receivables
Trade, less allowances	—	1,183	220,621	7,034	—	228,838
Intercompany	—	40	21	2,099	(2,160)	—
Other	—	2,477	5,064	81	—	7,622
Inventories	—	3	304,490	2,812	—	307,305
Deferred income taxes	—	20,379	—	—	—	20,379
Prepaid and other	—	4,467	2,588	(111)	—	6,944
	—	111,081	542,521	16,642	(2,160)	668,084

Property
Property and equipment, net	—	5,652	1,217,520	12,097	—	1,235,269
Fiber farms	—	—	21,193	—	—	21,193
	—	5,652	1,238,713	12,097	—	1,256,462

Deferred financing costs	—	30,956	—	—	—	30,956
Goodwill	—	—	156,305	5,386	—	161,691
Intangible assets, net	—	—	143,986	15,134	—	159,120
Investments in affiliates	803,344	1,817,537	—	—	(2,620,881)	—
Intercompany notes receivable	—	3,400	—	—	(3,400)	—
Other assets	—	5,805	3,948	4	—	9,757
Total assets	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2011 (continued)
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000	$—	$—	$—	$10,000
Accounts payable
Trade	—	19,566	176,575	6,443	—	202,584
Intercompany	—	—	2,119	1	(2,120)	—
Accrued liabilities
Compensation and benefits	—	24,581	39,457	869	—	64,907
Interest payable	—	10,528	—	—	—	10,528
Other	—	8,626	13,769	185	(40)	22,540
	—	73,301	231,920	7,498	(2,160)	310,559

Debt
Long-term debt, less current portion	—	790,000	—	—	—	790,000
Intercompany notes payable	—	—	—	3,400	(3,400)	—
	—	790,000	—	3,400	(3,400)	790,000

Other
Deferred income taxes	—	94,822	53,365	4,525	—	152,712
Compensation and benefits	—	172,305	89	—	—	172,394
Other long-term liabilities	—	40,659	16,261	141	—	57,061
	—	307,786	69,715	4,666	—	382,167

Commitments and contingent liabilities

Capital
Business unit equity	925,306	925,306	1,783,838	34,051	(2,743,195)	925,306
Accumulated other comprehensive loss	(121,962)	(121,962)	—	(352)	122,314	(121,962)
	803,344	803,344	1,783,838	33,699	(2,620,881)	803,344

Total liabilities and capital	$803,344	$1,974,431	$2,085,473	$49,263	$(2,626,441)	$2,286,070

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income	$52,150	$52,150	$176,710	$795	$(229,655)	$52,150
Items in net income not using (providing) cash
Equity in net income of affiliates	(52,150)	(177,505)	—	—	229,655	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	7,712	146,449	2,879	—	157,040
Share-based compensation expense	—	5,983	—	—	—	5,983
Pension expense	—	10,219	1,060	—	—	11,279
Deferred income taxes	—	33,581	108	(5)	—	33,684
St. Helens charges	—	—	28,481	—	—	28,481
Other	—	224	1,640	4	—	1,868
Decrease (increase) in working capital
Receivables	—	(1,973)	(9,297)	(2,857)	4,324	(9,803)
Inventories	—	—	8,896	(760)	—	8,136
Prepaid expenses	—	(1,966)	1,567	(415)	—	(814)
Accounts payable and accrued liabilities	—	(3,579)	(11,964)	3,362	(4,324)	(16,505)
Current and deferred income taxes	—	(1,650)	—	(288)	—	(1,938)
Pension payments	—	(35,205)	—	—	—	(35,205)
Other	—	3,510	(4,368)	1,532	—	674
Cash provided by (used for) operations	—	(108,499)	339,282	4,247	—	235,030
Cash provided by (used for) investment
Expenditures for property and equipment	—	(4,677)	(132,190)	(775)	—	(137,642)
Other	—	146	1,182	65	—	1,393
Cash used for investment	—	(4,531)	(131,008)	(710)	—	(136,249)
Cash provided by (used for) financing
Issuances of long-term debt	—	5,000	—	—	—	5,000
Payments of long-term debt	—	(25,000)	—	—	—	(25,000)
Payments of financing costs	—	(188)	—	—	—	(188)
Payments (to) from Boise Inc., net	(124,824)	—	—	—	—	(124,824)
Due to (from) affiliates	124,824	91,737	(217,495)	934	—	—
Other	—	(250)	—	(808)	—	(1,058)
Cash provided by (used for) financing	—	71,299	(217,495)	126	—	(146,070)
Increase (decrease) in cash and cash equivalents	—	(41,731)	(9,221)	3,663	—	(47,289)
Balance at beginning of the period	—	82,532	9,737	4,727	—	96,996
Balance at end of the period	$—	$40,801	$516	$8,390	$—	$49,707

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income	$75,210	$75,210	$219,145	$172	$(294,527)	$75,210
Items in net income not using (providing) cash
Equity in net income of affiliates	(75,210)	(219,317)	—	—	294,527	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	9,048	140,563	104	—	149,715
Share-based compensation expense	—	3,695	—	—	—	3,695
Pension expense	—	10,916	—	—	—	10,916
Deferred income taxes	—	43,904	542	—	—	44,446
Other	—	408	1,542	(72)	—	1,878
Loss on extinguishment of debt	—	2,300	—	—	—	2,300
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(884)	3,471	(1,487)	524	1,624
Inventories	—	12	(22,346)	97	—	(22,237)
Prepaid expenses	—	233	(437)	(71)	—	(275)
Accounts payable and accrued liabilities	—	6,724	(3,744)	1,347	(524)	3,803
Current and deferred income taxes	—	2,920	1,250	317	—	4,487
Pension payments	—	(25,414)	—	—	—	(25,414)
Other	—	(3,660)	281	3,422	—	43
Cash provided by (used for) operations	—	(93,905)	340,267	3,829	—	250,191
Cash provided by (used for) investment
Acquisitions of business and facilities, net of cash acquired	—	—	(292,600)	(33,623)	—	(326,223)
Expenditures for property and equipment	—	(3,633)	(125,129)	—	—	(128,762)
Purchases of short-term investments	—	(3,494)	—	—	—	(3,494)
Maturities of short-term investments	—	14,114	—	—	—	14,114
Other	—	(390)	1,743	(305)	—	1,048
Cash provided by (used for) investment	—	6,597	(415,986)	(33,928)	—	(443,317)
Cash provided by (used for) financing
Issuances of long-term debt	—	275,000	—	—	—	275,000
Payments of long-term debt	—	(256,831)	—	—	—	(256,831)
Payments of financing costs	—	(8,613)	—	—	—	(8,613)
Payments (to) from Boise Inc., net	115,196	—	—	—	—	115,196
Due to (from) affiliates	(115,196)	(3,771)	85,450	33,517	—	—
Other	—	(2,355)	—	892	—	(1,463)
Cash provided by financing	—	3,430	85,450	34,409	—	123,289
Increase (decrease) in cash and cash equivalents	—	(83,878)	9,731	4,310	—	(69,837)
Balance at beginning of the period	—	166,410	6	417	—	166,833
Balance at end of the period	$—	$82,532	$9,737	$4,727	$—	$96,996

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010
(dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income	$63,577	$63,577	$218,131	$18	$(281,726)	$63,577
Items in net income not using (providing) cash
Equity in net income of affiliates	(63,577)	(218,149)	—	—	281,726	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	11,023	126,472	—	—	137,495
Share-based compensation expense	—	3,733	—	—	—	3,733
Pension expense	—	9,241	—	—	—	9,241
Deferred income taxes	—	37,677	213	(8)	—	37,882
Other	—	(805)	900	—	—	95
Loss on extinguishment of debt	—	22,225	—	—	—	22,225
Decrease (increase) in working capital
Receivables	—	1,225	55,662	(12)	380	57,255
Inventories	—	3	(17,123)	—	—	(17,120)
Prepaid expenses	—	4,437	253	—	—	4,690
Accounts payable and accrued liabilities	—	6,760	(13,208)	138	(380)	(6,690)
Current and deferred income taxes	—	7,142	(1,398)	—	—	5,744
Pension payments	—	(25,174)	—	—	—	(25,174)
Other	—	(773)	(2,399)	—	—	(3,172)
Cash provided by (used for) operations	—	(77,858)	367,503	136	—	289,781
Cash provided by (used for) investment
Acquisitions of businesses and facilities	—	—	—	—	—	—
Expenditures for property and equipment	—	(3,711)	(107,908)	—	—	(111,619)
Purchases of short-term investments	—	(25,336)	—	—	—	(25,336)
Maturities of short-term investments	—	24,744	—	—	—	24,744
Other	—	868	2,073	—	—	2,941
Cash used for investment	—	(3,435)	(105,835)	—	—	(109,270)
Cash provided by (used for) financing
Issuances of long-term debt	—	300,000	—	—	—	300,000
Payments of long-term debt	—	(334,096)	—	—	—	(334,096)
Payments of financing costs	—	(12,003)	—	—	—	(12,003)
Payments (to) from Boise Inc., net	(31,639)	—	—	—	—	(31,639)
Due to (from) affiliates	31,639	230,064	(261,695)	(8)	—	—
Other	—	(5,333)	—	—	—	(5,333)
Cash provided by (used for) financing	—	178,632	(261,695)	(8)	—	(83,071)
Increase (decrease) in cash and cash equivalents	—	97,339	(27)	128	—	97,440
Balance at beginning of the period	—	69,071	33	289	—	69,393
Balance at end of the period	$—	$166,410	$6	$417	$—	$166,833

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Inc.:

We have audited the accompanying consolidated balance sheets of Boise Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. We also have audited Boise Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boise Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Boise Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boise, Idaho
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors
Boise Inc.:
We have audited the accompanying consolidated balance sheets of BZ Intermediate Holdings LLC and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BZ Intermediate Holdings LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
February 26, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent accountants regarding accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

We have attached the certifications of our chief executive officer and chief financial officer with this Form 10-K. Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, require that we include these certifications with this report. This section includes information concerning the disclosure controls and procedures referred to in the certifications and in management's report on internal control over financial reporting. You should read this section in conjunction with the certifications for a more complete understanding of the topics presented.

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

We also maintain "internal control over financial reporting." The SEC defines such internal control as a process designed by, or under the supervision of, a public company's CEO and CFO, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP. This control includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter and year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Part III of this Form 10-K incorporates portions of the Proxy Statement for our 2013 Annual Shareholders' meeting. We will file our definitive proxy statement with the SEC no later than 120 days after December 31, 2012.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning our directors is incorporated into this Form 10-K by reference to the section of our Proxy Statement entitled "Proposals to Be Voted On, Proposal No. 1 — Election of Directors."

Information concerning our executive officers is set forth in "Part I, Item 1. Business" of this Form 10-K under the caption "Executive Officers of the Registrant."

Information concerning family relationships between our directors or executive officers is incorporated into this Form 10-K by reference to the section of our Proxy Statement entitled "Corporate Governance —Related-Person Transactions."

Information concerning compliance with Section 16(a) of the Securities and Exchange Act and our corporate governance is incorporated into this Form 10-K by reference to the sections of our Proxy Statement entitled "Stock Ownership" and "Corporate Governance."

Our board of directors adopted a Code of Ethics that applies not only to our directors but also to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. A copy of our Code of Ethics is available, free of charge, by visiting our website at www.boiseinc.com and selecting About Boise Inc., Corporate Governance, and then Code of Ethics. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose the amendment or waiver by posting the required information on our website within four business days following such amendment or waiver. No waivers of our Code of Ethics have been granted to date.

Information concerning material changes to the procedures by which our securityholders may recommend nominees to our board of directors is incorporated into this Form 10-K by reference to the section of our Proxy Statement entitled "Information About Our Annual Shareholders' Meeting and Voting."

Mr. Berger, our Audit Committee chair, is a financial expert as that term is defined in Regulation S-K, Item 407(d)(5). Further information concerning our Audit Committee is incorporated into this Form 10-K by reference to the sections of our Proxy Statement entitled "Board Structure" and "Audit Committee Report."

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of our executive officers and directors is incorporated into this Form 10-K by reference to the sections of our Proxy Statement entitled "Executive Compensation" and "Board Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and equity compensation plan information is incorporated into this Form 10-K by reference to the sections of our Proxy Statement entitled "Stock Ownership" and "Equity Compensation Plan Information."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated into this Form 10-K by reference to the section of our Proxy Statement entitled "Corporate Governance — Related-Person Transactions."

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to, and services rendered by, our principal accountant and our policies and procedures for preapproving those services is incorporated into this Form 10-K by reference to the section of our definitive Proxy Statement entitled "Audit Committee Report."

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

•	Boise Inc. Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010.

•	Boise Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010.

•	Boise Inc. Consolidated Balance Sheets as of December 31, 2012 and 2011.

•	Boise Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

•	Boise Inc. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011, and 2010.

•	BZ Intermediate Holdings LLC Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010.

•	BZ Intermediate Holdings LLC Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010.

•	BZ Intermediate Holdings LLC Consolidated Balance Sheets as of December 31, 2012 and 2011.

•	BZ Intermediate Holdings LLC Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

•	BZ Intermediate Holdings LLC Consolidated Statements of Capital for the years ended December 31, 2012, 2011, and 2010.

•	Notes to Consolidated Financial Statements.

•	Reports of Independent Registered Public Accounting Firm — KPMG LLP.

•	Management's Report on Internal Control Over Financial Reporting.

(2)	Financial Statement Schedules

•
All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(3)	Exhibits

•	A list of the exhibits required to be filed or furnished as part of this Form 10-K is set forth in the Index to Exhibits and is incorporated by reference.

(b)	See Index to Exhibits.

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
Date: February 26, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2013, by the following persons on behalf of the registrants and in the capacities indicated.

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
Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2012.

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
		DEFM14A		1/23/2008

2.3	Amendment No. 2 to Purchase and Sale Agreement dated February 22, 2008, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	10.2	2/28/2008

2.4	Stock Purchase Agreement dated February 21, 2011, among Boise Paper Holdings, L.L.C., the Sellers party thereto, Tricor (Tharco) Equity Holdings, Inc., as the Seller Representative, and Tharco Packaging, Inc.	10-Q	2	5/2/2011

2.5	Purchase Agreement dated October 2, 2011, between Boise Paper Holdings, L.L.C., and Pregis Corporation (For the purchase of Pregis Corporation's Hexacomb protective packaging business)	10-K	2.5	2/28/2012

3.1	Boise Inc. - Second Amended and Restated Certificate of Incorporation	8-K	3.1	2/28/2008

3.2	Boise Inc. - Bylaws, amended and restated effective as of July 11, 2008	8-K	3.1	7/14/2008

3.3	BZ Intermediate Holdings LLC (formerly Aldabra Holding Sub LLC) - Certificate of Formation and amendment	S-4 (Reg. No. 333-166926)	3.3	5/18/2010

3.4	BZ Intermediate Holdings LLC (formerly Aldabra Holding Sub LLC) - Limited Liability Company Agreement effective as of February 12, 2008, and amendment	S-4 (Reg. No. 333-166926)	3.4	5/18/2010

3.5	Boise Paper Holdings, L.L.C. - Certificate of Formation and amendment	S-4 (Reg. No. 333-166926)	3.5	5/18/2010

3.6	Boise Paper Holdings, L.L.C. - Limited Liability Company Agreement effective February 22, 2008, and amendment	S-4 (Reg. No. 333-166926)	3.6	5/18/2010

3.7	Boise Finance Company - Certificate of Incorporation	S-4 (Reg. No. 333-166926)	3.7	5/18/2010

3.8	Boise Finance Company - Bylaws	S-4 (Reg. No. 333-166926)	3.8	5/18/2010

3.9	Boise Co-Issuer Company - Certificate of Incorporation	S-4 (Reg. No. 333-166926)	3.9	5/18/2010

3.10	Boise Co-Issuer Company - Bylaws	S-4 (Reg. No. 333-166926)	3.10	5/18/2010

3.11	Boise Packaging & Newsprint, L.L.C. - Certificate of Formation and amendment	S-4 (Reg. No. 333-166926)	3.11	5/18/2010

3.12	Boise Packaging & Newsprint, L.L.C. - Operating Agreement effective as of September 20, 2004, and amendment	S-4 (Reg. No. 333-166926)	3.12	5/18/2010

3.13	Boise White Paper, L.L.C. - Certificate of Formation and amendment	S-4 (Reg. No. 333-166926)	3.13	5/18/2010

3.14	Boise White Paper, L.L.C. - Operating Agreement effective as of September 20, 2004, and amendment	S-4 (Reg. No. 333-166926)	3.14	5/18/2010

3.15	Boise White Paper Sales Corp. (formerly Birch Creek Funding Corporation) - Certificate of Incorporation and amendment	S-4 (Reg. No. 333-166926)	3.15	5/18/2010

3.16	Boise White Paper Sales Corp. - Bylaws	S-4 (Reg. No. 333-166926)	3.16	5/18/2010

3.17	Boise White Paper Holdings Corp. (formerly Boise Cascade Transportation, Inc.) - Certificate of Incorporation and amendments	S-4 (Reg. No. 333-166926)	3.17	5/18/2010

3.18	Boise White Paper Holdings Corp. - Bylaws	S-4 (Reg. No. 333-166926)	3.18	5/18/2010

3.19	International Falls Power Company - Amended and Restated Certificate of Incorporation and amendment	S-4 (Reg. No. 333-166926)	3.19	5/18/2010

3.20	International Falls Power Company - Amended and Restated Bylaws	S-4 (Reg. No. 333-166926)	3.20	5/18/2010

3.21	Minnesota, Dakota & Western Railway Company - Amended and Restated Articles of Incorporation	S-4 (Reg. No. 333-166926)	3.21	5/18/2010

3.22	Minnesota, Dakota & Western Railway Company - Amended and Restated Bylaws	S-4 (Reg. No. 333-166926)	3.22	5/18/2010

3.23	Bemis Corporation - Certificate of Incorporation	S-4 (Reg. No. 333-166926)	3.23	5/18/2010

3.24	Bemis Corporation - Bylaws	S-4 (Reg. No. 333-166926)	3.24	5/18/2010

3.25	B C T, Inc. - Amended and Restated Certificate of Incorporation and amendment	S-4 (Reg. No. 333-166926)	3.25	5/18/2010

3.26	B C T, Inc. - Amended and Restated Bylaws	S-4 (Reg. No. 333-166926)	3.26	5/18/2010

3.27	Boise Cascade Transportation Holdings Corp. - Certificate of Incorporation	S-4 (Reg. No. 333-166926)	3.27	5/18/2010

3.28	Boise Cascade Transportation Holdings Corp. - Bylaws	S-4 (Reg. No. 333-166926)	3.28	5/18/2010

3.29	Tharco Packaging, Inc. - Fourth Amended and Restated Certificate of Incorporation	10-Q	3.1	5/2/2011

3.30	Tharco Packaging, Inc. - Bylaws, amended as of March 1, 2011	10-Q	3.2	5/2/2011

3.31	Tharco Containers, Inc. - Third Amended and Restated Articles of Incorporation	10-Q	3.3	5/2/2011

3.32	Tharco Containers, Inc. - Amended and Restated Bylaws, amended as of March 1, 2011	10-Q	3.4	5/2/2011

3.33	Tharco Containers Texas, Inc. - Second Amended and Restated Certificate of Incorporation	10-Q	3.5	5/2/2011

3.34	Tharco Containers Texas, Inc. - Bylaws, amended as of March 1, 2011	10-Q	3.6	5/2/2011

3.35	Design Packaging, Inc. - Third Amended and Restated Articles of Incorporation	10-Q	3.7	5/2/2011

3.36	Design Packaging, Inc. - Bylaws	10-Q	3.8	5/2/2011

3.37	Boise Packaging Holdings Corp. - Certificate of Incorporation	10-K	3.37	2/28/2012

3.38	Boise Packaging Holdings Corp. - Bylaws	10-K	3.38	2/28/2012

3.39	Hexacomb Corporation - Restated Articles of Incorporation	10-K	3.39	2/28/2012

3.40	Hexacomb Corporation - Bylaws	10-K	3.40	2/28/2012

4.1	Specimen Common Stock Certificate	S-1 POS AM No. 1	4.2	6/13/2008

4.2	Investor Rights Agreement dated February 22, 2008, between Aldabra 2 Acquisition Corp. (now Boise Inc.), Boise Cascade, L.L.C., Boise Cascade Holdings, L.L.C., certain directors and officers of Aldabra 2 Acquisition Corp., the Aldabra Shareholders, and each other Person who becomes a party to this Agreement after February 22, 2008	8-K	4.1	2/28/2008

4.3	Indenture (9% Senior Notes due 2017) dated October 26, 2009, between Boise Paper Holdings, L.L.C., Boise Finance Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee - Together with First Supplemental Indenture dated March 19, 2010, Second Supplemental Indenture dated March 8, 2011, Third Supplemental Indenture dated November 30, 2011, and Fourth Supplemental Indenture dated January 17, 2012	10-K	4.6	2/28/2012

4.4	Form of 9% Senior Note due 2017	8-K	4.1	10/28/2009

4.5	Indenture (8% Senior Notes due 2020) dated March 19, 2010, between Boise Paper Holdings, L.L.C., Boise Co-Issuer Company, the Guarantors set forth therein, and Wells Fargo Bank, National Association, as Trustee - Together with First Supplemental Indenture dated March 8, 2011, Second Supplemental Indenture dated November 30, 2011, and Third Supplemental Indenture dated January 17, 2012	10-K	4.8	2/28/2012

4.6	Form of 8% Senior Note due 2020	8-K	4.1	3/22/2010

9	None

10.1 (a)	Paper Purchase Agreement dated June 25, 2011, between Boise White Paper, L.L.C., and OfficeMax Incorporated	10-Q/A	10	10/24/2011

10.2	Credit Agreement dated as of November 4, 2011, among BZ Intermediate Holdings LLC, as guarantor, Boise Paper Holdings, L.L.C., as borrower, and a syndicate of lenders including JPMorgan Chase Bank, N.A., individually and as administrative agent	10-K	10.11	2/28/2012

10.3	Guarantee and Collateral Agreement dated as of November 4, 2011, among BZ Intermediate Holdings LLC, Boise Paper Holdings, L.L.C., the subsidiaries of Boise Paper Holdings, L.L.C. party thereto, and JPMorgan Chase Bank. N.A., as administrative agent - Together with Supplement No. 1 dated November 30, 2011, and Supplement No. 2 dated January 17, 2012	10-K	10.12	2/28/2012

10.4	Outsourcing Services Agreement dated February 22, 2008, between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	10-K	10.20	3/2/2011

10.5	Intellectual Property License Agreement dated February 22, 2008, between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	8-K	10.18	2/28/2008

10.6	Form of Indemnification Agreement between Boise Inc. and its Directors and Elected Officers	8-K	99.1	11/2/2010

10.7 *	Severance Agreement dated December 9, 2010, between Boise Paper Holdings, L.L.C. and Alexander Toeldte	8-K	99.1	12/14/2010

10.8 *	Form of 2010 Officer Severance Agreement	10-K	10.24	3/2/2011

10.9 *	Boise Inc. Directors Deferred Compensation Plan effective April 4, 2008	10-Q	10	5/5/2008

10.10 *	Boise Paper Holdings, L.L.C. Deferred Compensation Plan effective February 22, 2008, amended as of October 27, 2009	10-K	10.26	2/25/2010

10.11 *	Boise Paper Holdings, L.L.C. Supplemental Life Plan effective February 22, 2008	10-K	10.35	2/24/2009

10.12 *	Boise Paper Holdings, L.L.C. Supplemental Pension Plan (SUPP) effective February 22, 2008	10-K	10.37	2/24/2009

10.13 *	Boise Paper Holdings, L.L.C. Supplemental Early Retirement Plan (SERP) for Certain Elected Officers effective February 22, 2008	10-K	10.38	2/24/2009

10.14 *	Boise Inc. Incentive and Performance Plan effective February 22, 2008, amended as of April 29, 2010	8-K	99.1	5/3/2010

10.15 *	Form of 2009 Restricted Stock Award Agreement (Officers)	8-K	99.2	4/24/2009

10.16 *	Form of 2009 Restricted Stock Unit Award Agreement (Officers)	8-K	99.3	4/24/2009

10.17 *	Form of 2010 Restricted Stock Award Agreement (Nonemployee Directors)	10-Q	10.3	5/4/2010

10.18 *	Restricted Stock Unit Award Agreement dated November 1, 2010, with Robert A. Warren (Special award upon Mr. Warren's election as executive vice president and chief operating officer)	8-K	99.2	11/2/2010

10.19 *	Form of 2011 Restricted Stock Award Agreement (Nonemployee Directors)	10-Q	10.5	5/2/2011

10.20 *	Restricted Stock Unit Award Agreement dated January 1, 2011, with Samuel K. Cotterell (Special award upon Mr. Cotterell's election as senior vice president and chief financial officer)	10-K	10.40	3/2/2011

10.21 *	Form of 2011 Restricted Stock Award Agreement (2011 Supplemental Award to Officers)	8-K	99.1	3/1/2011

10.22 *	Form of 2011 Restricted Stock Unit Award Agreement (2011 Supplemental Award to Officers)	8-K	99.2	3/1/2011

10.23 *	Form of 2011 Restricted Stock Award Agreement (2011 Regular Award to Officers)	8-K	99.1	3/18/2011

10.24 *	Form of 2011 Restricted Stock Unit Award Agreement (2011 Regular Award to Officers)	8-K	99.2	3/18/2011

10.25 *	Form of 2011 Nonqualified Stock Option Award Agreement (2011 Regular Award to Officers)	8-K	99.3	3/18/2011

10.26 *	Form of 2011 Performance Unit Award Agreement (2011 Regular Award to Officers)	8-K	99.4	3/18/2011

10.27 *	Form of 2012 Restricted Stock Award Agreement (Nonemployee Directors)	10-K	10.39	2/28/2012

10.28 *	Form of 2012 Restricted Stock Award Agreement (Officers)	8-K	99.1	2/21/2012

10.29 *	Form of 2012 Restricted Stock Unit Award Agreement (Officers)	8-K	99.2	2/21/2012

10.30 *	Form of 2012 Nonqualified Stock Option Award Agreement (Officers)	8-K	99.3	2/21/2012

10.31 *	Form of 2012 Performance Unit Award Agreement (Officers)	8-K	99.4	2/21/2012

10.32 *	Restricted Stock Unit Award Agreement dated December 17, 2012, with Judith M. Lassa (Special award upon Ms. Lassa's election as executive vice president and chief operating officer)				X

10.33 *	Form of 2013 Restricted Stock Award Agreement (Nonemployee Directors)				X

10.34 *	Form of 2013 Restricted Stock Unit Award Agreement (Officers)	8-K	99.1	2/25/2013

10.35 *	Form of 2013 RONOA Performance Unit Award Agreement (Officers)	8-K	99.2	2/25/2013

10.36 *	Form of 2013 Total Stockholder Return Performance Unit Award Agreement (Officers)	8-K	99.3	2/25/2013

11	Presented in Footnote 4, Net Income Per Common Share, to Consolidated Financial Statements

12	BZ Intermediate Holdings LLC Ratio of Earnings to Fixed Charges				X

13	None

14 (b)	Boise Inc. Code of Ethics

16	Inapplicable

18	None

21	List of Subsidiaries	X

22	None

23	Consent of Independent Registered Public Accounting Firm for Boise Inc. and BZ Intermediate Holdings LLC - KPMG LLP	X

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boise Inc. and BZ Intermediate Holdings LLC	X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boise Inc. and BZ Intermediate Holdings LLC	X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC	X

33	Inapplicable

34	Inapplicable

35	Inapplicable

99	Inapplicable

100	None

101	Financial Statements in XBRL Format	X
____________

*	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)
Confidential information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

(b)	Our Code of Ethics can be found on our website at www.boiseinc.com by selecting About Boise Inc., Corporate Governance, and then Code of Ethics.