Form 10-Q
period 2013-03-31
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2013-05-02
CIK 1391390, 1475448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

There were 100,885,033 common shares, $0.0001 per share par value, of Boise Inc. outstanding as of April 30, 2013.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Boise Inc.
Consolidated Statements of Operations
(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended March 31
	2013	2012
Sales
Trade	$591,321	$633,528
Related party	15,697	11,318
	607,018	644,846

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	496,269	502,299
Fiber costs from related party	6,146	4,946
Depreciation, amortization, and depletion	43,428	37,556
Selling and distribution expenses	28,849	30,642
General and administrative expenses	18,923	20,008
Other (income) expense, net	331	(300)
	593,946	595,151

Income from operations	13,072	49,695

Foreign exchange gain (loss)	(341)	157
Interest expense	(15,419)	(15,365)
Interest income	27	44
	(15,733)	(15,164)

Income (loss) before income taxes	(2,661)	34,531
Income tax (provision) benefit	1,436	(13,193)
Net income (loss)	$(1,225)	$21,338

Weighted average common shares outstanding:
Basic	100,242	99,052
Diluted	100,242	101,414

Net income (loss) per common share:
Basic	$(0.01)	$0.22
Diluted	$(0.01)	$0.21
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2013	2012
Net income (loss)	$(1,225)	$21,338
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of ($40) and $0, respectively	(228)	855
Cash flow hedges:
Change in fair value, net of tax of $1,038 and ($1,388), respectively	1,656	(2,215)
(Gain) loss included in net income, net of tax of ($62) and $511, respectively	(98)	817
Actuarial gain (loss) and prior service cost (including related amortization) for defined benefit pension plans, net of tax of $825 and $1,019, respectively	1,316	1,625
Other, net of tax of ($15) and ($4), respectively	(24)	(5)
	2,622	1,077

Comprehensive income	$1,397	$22,415
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS

Current
Cash and cash equivalents	$57,416	$49,707
Receivables
Trade, less allowances of $1,425 and $1,382	247,172	240,459
Other	9,289	8,267
Inventories	306,752	294,484
Deferred income taxes	9,521	17,955
Prepaid and other	10,321	8,828
	640,471	619,700

Property
Property and equipment, net	1,214,785	1,223,001
Fiber farms	24,170	24,311
	1,238,955	1,247,312

Deferred financing costs	25,528	26,677
Goodwill	160,219	160,130
Intangible assets, net	144,598	147,564
Other assets	6,802	7,029
Total assets	$2,216,573	$2,208,412

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets (continued)
(unaudited, dollars and shares in thousands, except per-share data)

	March 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Current portion of long-term debt	$10,000	$10,000
Accounts payable	206,778	185,078
Accrued liabilities
Compensation and benefits	54,669	70,950
Interest payable	23,724	10,516
Other	21,145	20,528
	316,316	297,072

Debt
Long-term debt, less current portion	765,000	770,000

Other
Deferred income taxes	190,541	198,370
Compensation and benefits	121,311	121,682
Other long-term liabilities	73,076	73,102
	384,928	393,154

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.0001 par value per share: 1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share: 250,000 shares authorized; 100,885 and 100,503 shares issued and outstanding	12	12
Treasury stock, 21,151 shares held	(121,423)	(121,423)
Additional paid-in capital	869,540	868,840
Accumulated other comprehensive income (loss)	(98,682)	(101,304)
Retained earnings	100,882	102,061
Total stockholders' equity	750,329	748,186

Total liabilities and stockholders' equity	$2,216,573	$2,208,412

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2013	2012
Cash provided by (used for) operations
Net income (loss)	$(1,225)	$21,338
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	44,659	38,702
Share-based compensation expense	1,324	1,233
Pension expense	1,348	2,771
Deferred income taxes	(1,003)	8,838
Other	(92)	(429)
Decrease (increase) in working capital
Receivables	(7,070)	(12,313)
Inventories	(12,316)	(12,467)
Prepaid expenses	746	(21)
Accounts payable and accrued liabilities	13,965	(7,585)
Current and deferred income taxes	(770)	(684)
Pension payments	(49)	(9,094)
Other	346	1,190
Cash provided by operations	39,863	31,479
Cash provided by (used for) investment
Expenditures for property and equipment	(26,610)	(23,133)
Other	412	590
Cash used for investment	(26,198)	(22,543)
Cash provided by (used for) financing
Payments of long-term debt	(5,000)	(2,500)
Payments of special dividend	—	(47,483)
Other	(956)	(1,300)
Cash used for financing	(5,956)	(51,283)
Increase (decrease) in cash and cash equivalents	7,709	(42,347)
Balance at beginning of the period	49,707	96,996
Balance at end of the period	$57,416	$54,649

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Operations
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2013	2012
Sales
Trade	$591,321	$633,528
Related party	15,697	11,318
	607,018	644,846

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	496,269	502,299
Fiber costs from related party	6,146	4,946
Depreciation, amortization, and depletion	43,428	37,556
Selling and distribution expenses	28,849	30,642
General and administrative expenses	18,923	20,008
Other (income) expense, net	331	(300)
	593,946	595,151

Income from operations	13,072	49,695

Foreign exchange gain (loss)	(341)	157
Interest expense	(15,419)	(15,365)
Interest income	27	44
	(15,733)	(15,164)

Income (loss) before income taxes	(2,661)	34,531
Income tax (provision) benefit	1,436	(13,193)
Net income (loss)	$(1,225)	$21,338

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2013	2012
Net income (loss)	$(1,225)	$21,338
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of ($40) and $0, respectively	(228)	855
Cash flow hedges:
Change in fair value, net of tax of $1,038 and ($1,388), respectively	1,656	(2,215)
(Gain) loss included in net income, net of tax of ($62) and $511, respectively	(98)	817
Actuarial gain (loss) and prior service cost (including related amortization) for defined benefit pension plans, net of tax of $825 and $1,019, respectively	1,316	1,625
Other, net of tax of ($15) and ($4), respectively	(24)	(5)
	2,622	1,077

Comprehensive income	$1,397	$22,415

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS

Current
Cash and cash equivalents	$57,416	$49,707
Receivables
Trade, less allowances of $1,425 and $1,382	247,172	240,459
Other	9,289	8,267
Inventories	306,752	294,484
Deferred income taxes	11,451	17,955
Prepaid and other	10,321	8,828
	642,401	619,700

Property
Property and equipment, net	1,214,785	1,223,001
Fiber farms	24,170	24,311
	1,238,955	1,247,312

Deferred financing costs	25,528	26,677
Goodwill	160,219	160,130
Intangible assets, net	144,598	147,564
Other assets	6,802	7,029
Total assets	$2,218,503	$2,208,412

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets (continued)
(unaudited, dollars in thousands)

	March 31, 2013	December 31, 2012
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$10,000	$10,000
Accounts payable	206,778	185,078
Accrued liabilities
Compensation and benefits	54,669	70,950
Interest payable	23,724	10,516
Other	21,145	20,528
	316,316	297,072

Debt
Long-term debt, less current portion	765,000	770,000

Other
Deferred income taxes	183,923	189,823
Compensation and benefits	121,311	121,682
Other long-term liabilities	73,127	73,152
	378,361	384,657

Commitments and contingent liabilities

Capital
Business unit equity	857,508	857,987
Accumulated other comprehensive income (loss)	(98,682)	(101,304)
	758,826	756,683

Total liabilities and capital	$2,218,503	$2,208,412

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2013	2012
Cash provided by (used for) operations
Net income (loss)	$(1,225)	$21,338
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	44,659	38,702
Share-based compensation expense	1,324	1,233
Pension expense	1,348	2,771
Deferred income taxes	(1,003)	8,838
Other	(92)	(429)
Decrease (increase) in working capital
Receivables	(7,070)	(12,313)
Inventories	(12,316)	(12,467)
Prepaid expenses	746	(21)
Accounts payable and accrued liabilities	13,965	(7,585)
Current and deferred income taxes	(770)	(684)
Pension payments	(49)	(9,094)
Other	346	1,190
Cash provided by operations	39,863	31,479
Cash provided by (used for) investment
Expenditures for property and equipment	(26,610)	(23,133)
Other	412	590
Cash used for investment	(26,198)	(22,543)
Cash provided by (used for) financing
Payments of long-term debt	(5,000)	(2,500)
Payments (to) from Boise Inc., net	(873)	(48,033)
Other	(83)	(750)
Cash used for financing	(5,956)	(51,283)
Increase (decrease) in cash and cash equivalents	7,709	(42,347)
Balance at beginning of the period	49,707	96,996
Balance at end of the period	$57,416	$54,649

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

See Note 16, Segment Information, for additional information about our three reportable segments, Packaging, Paper, and Corporate and Other (support services).

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

The quarterly consolidated financial statements presented have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and the other reports we file with the Securities and Exchange Commission (SEC).

2. St. Helens Charges

In December 2012, we ceased paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill. This reduced our annual uncoated freesheet capacity by almost 60,000 tons and resulted in the loss of approximately 100 jobs, primarily at the mill. For more information, see Note 3, St. Helens Charges, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

The following table sets forth a summary of changes of the employee-related and other costs included in "Accrued liabilities, Other" on our Consolidated Balance Sheets during the three months ended March 31, 2013 (in thousands):

Employee-Related and Other Costs
Balance at January 1, 2013	$5,099
Additions and adjustments (a)	463
Payments	(4,080)
Balance at March 31, 2013	$1,482
____________

(a)	During the three months ended March 31, 2013, we recorded the additional expense in "Other (income) expense, net" in the Consolidated Statements of Operations.

3. Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share is not applicable to BZ Intermediate because it does not have common shares. Boise Inc.'s basic and diluted net income (loss) per share is calculated as follows (dollars and shares in thousands, except per-share data):

	Three Months Ended March 31
	2013	2012
Net income (loss)	$(1,225)	$21,338
Weighted average number of common shares for basic net income (loss) per common share	100,242	99,052
Incremental effect of dilutive common stock equivalents: (a)
Restricted stock and restricted stock units	—	2,043
Performance units	—	319
Total stockholder return units	—	—
Stock options	—	—
Weighted average number of common shares for diluted net income (loss) per common share	100,242	101,414

Net income (loss) per common share:
Basic	$(0.01)	$0.22
Diluted	$(0.01)	$0.21
____________

(a)
During the three months ended March 31, 2013 and 2012, we excluded a weighted average 1.1 million and 0.8 million potentially dilutive shares, respectively, from the diluted net income (loss) per share calculation as they would have been antidilutive or were out-of the money.

4. Income Taxes

For the three months ended March 31, 2013, we recorded $1.4 million of income tax benefit and had an effective tax rate of 54.0%. During the three months ended March 31, 2013, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of recording the 2012 benefit related to the American Tax Relief Act in first quarter 2013, when the Act was enacted. We recorded the benefit as a discrete item.

For the three months ended March 31, 2012, we recorded $13.2 million of income tax expense and had an effective tax rate of 38.2%. During the three months ended March 31, 2012, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state taxes.

Uncertain Income Tax Positions

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Operations. Interest expense and penalties relating to uncertain tax positions were nominal for all periods presented. There were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

As of March 31, 2013, we had not recognized U.S. deferred income taxes on our cumulative total of undistributed earnings for non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings in operations outside the United States.

During the three months ended March 31, 2013 and 2012, refunds received, net of cash paid for taxes, were $0.4 million and $2.0 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. All of our goodwill is recorded in our Packaging segment. At March 31, 2013, and December 31, 2012, the carrying amount of goodwill was $160.2 million and $160.1 million, respectively. The change in the carrying amount related to foreign currency translations.

Intangible Assets

Intangible assets consist of customer relationships, trademarks and trade names, technology, and noncompete agreements. We had $144.6 million and $147.6 million of intangible assets at March 31, 2013, and December 31, 2012, net of $29.0 million and $26.3 million of accumulated amortization, respectively. During the three months ended March 31, 2013 and 2012, we recorded intangible asset amortization of $2.8 million and $3.3 million, respectively. Foreign intangible assets are affected by foreign currency translation.

6. Debt

At March 31, 2013, and December 31, 2012, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Interest Rate	Amount	Interest Rate
Revolving credit facility, due 2016	$—	—%	$5,000	2.21%
Tranche A term loan, due 2016	175,000	2.21	175,000	2.22
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Long-term debt	775,000	7.08	780,000	7.05
Current portion of long-term debt	(10,000)	2.21	(10,000)	2.22
Long-term debt, less current portion	$765,000	7.14%	$770,000	7.11%

As of March 31, 2013, our debt consisted of the following:

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

Under our Credit Facilities (the Revolving Credit Facility together with the Term Loan Facility) we elect whether interest on our Term Loan and, separately, interest under any Revolving Credit Facility is based on an alternative base rate or the London Interbank Offered Rate (LIBOR), plus an applicable spread based on our total leverage ratio. Our total leverage ratio is essentially our total net debt divided by our trailing four quarters of Adjusted Consolidated EBITDA (as defined in the Credit Agreement). Based on our current one-month LIBOR election, at March 31, 2013, the interest rate on our Credit Facilities was LIBOR plus 200 basis points, and we pay interest on the Credit Facilities monthly in arrears.

At March 31, 2013, we had no borrowings outstanding under our Revolving Credit Facility and had availability of $493.0 million, which is net of outstanding letters of credit of $7.0 million. The maximum borrowings under our Revolving Credit Facility for the three months ended March 31, 2013, was $5.0 million, and the weighted average was $1.5 million. For the three months ended March 31, 2013, the average interest rate for our outstanding borrowings under our Revolving Credit Facility was 2.21%.

The Credit Facilities and senior note agreements contain certain restrictions relating to dividend payments, capital expenditures, financial ratios, guarantees, and the incurrence of additional indebtedness, which are discussed in Note 8, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K. Under our Credit Facilities and the indentures governing our Senior Notes, a dividend may be paid if it does not exceed our permitted restricted payment amount, which is calculated as the sum of 50% of our net income for distributions, together with other amounts as specified in the Credit Facilities. At March 31, 2013, the available restricted payment amount under our 8% Senior Notes indenture, which is more restrictive than our Credit Agreement and our 9% Senior Notes indenture, was approximately $106.9 million. To the extent we do not have adequate surplus or net profits, or available restricted payment amounts, we will be prohibited from paying dividends.

The Credit Facilities require the proceeds from asset sales, subject to specified exceptions and casualty insurance, be used to pay down outstanding borrowings.

As of March 31, 2013, required debt principal repayments were as follows (dollars in thousands):

	Remaining
	2013	2014	2015	2016	2017	Thereafter
Required debt principal repayments	$5,000	$20,000	$30,000	$120,000	$300,000	$300,000

For the three months ended March 31, 2013 and 2012, cash payments for interest were $1.0 million and $1.6 million, respectively.

With the exception of the Credit Facilities, our debt is fixed-rate debt. At March 31, 2013, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $658.5 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 1 inputs), discussed further in Note 7, Financial Instruments.

7. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk. We do not use derivative instruments for speculative purposes.

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At March 31, 2013, these derivatives included caps and call spreads, which we account for as economic hedges, and swaps, which are designated and accounted for as cash flow hedges. As of March 31, 2013, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	April 2013 Through October 2013	November 2013 Through March 2014	April 2014 Through October 2014	November 2014 Through March 2015	April 2015 Through October 2015	November 2015 Through March 2016
Approximate percent hedged	79%	57%	50%	43%	37%	13%

Economic Hedges

For derivative instruments that are not designated as cash flow hedges for accounting purposes, the gain or loss on the derivatives is recognized in "Materials, labor, and other operating expenses (excluding depreciation)" in the Consolidated Statements of Operations. During the three months ended March 31, 2013 and 2012, we recognized an insignificant amount of expense and/or income related to natural gas contracts we account for as economic hedges.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets and is recognized in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations in the period in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the instruments is reclassified out of accumulated other comprehensive income (loss) to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable. At March 31, 2013, and December 31, 2012, we had $0.3 million of income and $1.2 million of losses, respectively, net of tax, recorded in "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets related to our natural gas contracts.

The effects of our cash flow hedging instruments on our Consolidated Balance Sheets and Consolidated Statements of Operations were as follows (dollars in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income		(Gain) Loss Reclassified From Accumulated Other Comprehensive Income Into Earnings
	Three Months Ended March 31
	2013 (a)	2012	2013	2012
Natural gas contracts	$(2,694)	$3,603	$(160)	$1,328
____________

(a)	Based on March 31, 2013, pricing, the estimated income, net of tax, to be recognized in earnings during the next 12 months is $0.2 million.

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

Fair Values of Derivative Instruments

At March 31, 2013, and December 31, 2012, the fair value of our financial instruments was determined based on New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. The derivatives were valued by us using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs.

We offset asset and liability balances, by counterparty, where legal right of offset exists. Our derivative contracts provide for netting of like transactions in the event a counterparty defaults or upon termination. No collateral was received or pledged in connection with these agreements. The following table presents the fair value of these instruments at March 31, 2013, and December 31, 2012 (dollars in thousands):

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets
	March 31, 2013
Instruments in a net asset position, by counterparty (a)
Cash flow hedges	$648	$(17)	$631
Instruments in a net liability position, by counterparty (b)
Cash flow hedges	(749)	287	(462)
Economic hedges	(2,369)	363	(2,006)
Total	$(2,470)	$633	$(1,837)

	December 31, 2012
Instruments in a net liability position, by counterparty (b)
Cash flow hedges	$(2,568)	$203	$(2,365)
Economic hedges	(2,582)	385	(2,197)
Total	$(5,150)	$588	$(4,562)
____________

(a)	Instruments in a net asset position, by counterparty, are recorded in "Receivables, Other" on our Consolidated Balance Sheet.

(b)	At March 31, 2013, $1.2 million was recorded in both "Accrued liabilities, Other" and "Other long-term liabilities." At December 31, 2012, amounts were $4.1 million and $0.5 million, respectively.

8. Retirement and Benefit Plans

The components of net periodic benefit cost are as follows (dollars in thousands):

	Three Months Ended March 31
	2013	2012
Service cost	$573	$735
Interest cost	5,979	6,168
Expected return on plan assets	(7,345)	(6,776)
Amortization of actuarial loss	2,141	2,641
Amortization of prior service costs and other	—	3
Net periodic benefit cost	$1,348	$2,771

Our funding practice for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we determine to be appropriate considering the funded status of the plans, tax deductibility, our cash flows from operations, and other factors.

9. Share-Based Compensation

Our shareholders have approved the Boise Inc. Incentive and Performance Plan (the Plan), which authorizes awards of share-based compensation, such as restricted stock, restricted stock units, performance units payable in stock, and stock options. These awards are at the discretion of the Compensation Committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. Most awards under the Plan are eligible to participate in dividend or dividend equivalent payments, if any, which we accrue to be paid when the awards vest.

Shares issued pursuant to awards under the Plan are from our authorized but unissued shares or from treasury shares. The maximum number of shares approved for grant under the Plan is 17.2 million shares. As of

March 31, 2013, 7.8 million shares remained available for future issuance under the Plan. Share-based compensation costs in BZ Intermediate's financial statements represent expenses for restricted stock, restricted stock units, stock options, and performance units of Boise Inc., which have been pushed down to BZ Intermediate for accounting purposes. Additional information regarding the Plan and awards can be found in Note 11, Share-Based Compensation, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

Restricted Stock and Performance Units

Members of management and our directors have been granted restricted stock and restricted stock units (collectively restricted stock), the majority of which are subject to an EBITDA (earnings before interest, taxes, and depreciation, amortization, and depletion) goal and all of which are subject to service-based vesting restrictions. These awards generally vest over a three-year period. The fair values of our restricted stock awards were based on the closing market price of our common stock on the date of grant, and compensation expense is recorded over the awards' vesting period.

Members of management have been granted performance units, with some measured based on our return on net operating assets (RONOA) and others based on our comparative total stockholder return (TSR awards). The number of RONOA performance units awarded is subject to adjustment based on the two-year average RONOA. Because the RONOA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of awards expected to vest. Any shares not vested are forfeited. The fair values of the RONOA performance units were based on the closing market price of our common stock on the date of grant, and compensation expense is recorded over the awards' vesting period.

Market-condition awards, or TSR awards, have been granted to members of management. Each TSR award reflects a target number of shares that may be issued to the award recipient. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on total stockholder return relative to a set of comparator companies. Market condition awards represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied; therefore, these awards have a lower fair value than those that vest based primarily on the passage of time. Compensation expense is required to be recognized for these awards regardless of when, if ever, the market condition is satisfied. The fair value of the TSR awards estimated on the grant date using a Monte Carlo simulation was $8.56 per unit. Compensation expense is recorded over the awards' vesting period.

The following table presents the assumptions used to calculate the fair value of the TSR awards:

Expected volatility	44.62%
Stock price on grant date	$8.87
Risk-free interest rate	0.37%
Expected term (years)	2.8
Expected dividend yield	—%

The following table presents restricted stock, RONOA performance award, and TSR award activity for the three months ended March 31, 2013 (shares in thousands):

	Restricted Stock		RONOA Performance Awards		TSR Market-Condition Awards
	Nonvested Shares	Weighted Average Grant-Date Fair Value	Nonvested Shares	Weighted Average Grant-Date Fair Value	Nonvested Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012 (a)	636	$6.66	489	$7.90	—	$—
Granted	417	8.61	258	8.87	232	8.56
Vested	(231)	8.52	(93)	8.53	—	—
Forfeited	(2)	8.24	—	—	—	—
Outstanding at March 31, 2013 (a)	820	$7.13	654	$8.20	232	$8.56
____________
(a)    Outstanding awards include all nonvested and nonforfeited awards.

Stock Options

In 2012 and 2011, we granted nonqualified stock options to members of management. The stock options generally vest and become exercisable over three years. Our stock options generally have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date. No options were granted during the three months ended March 31, 2013.
The following is a summary of our stock option activity (number of options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	841	$8.34
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2013	841	$8.34	8.6	$266
Exercisable at March 31, 2013	335	$8.37	8.5	$96
Vested and expected to vest at March 31, 2013	821	$8.34	8.6	$260

Compensation Expense

Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total recognized share-based compensation expense, net of estimated forfeitures, is as follows (dollars in thousands):

	Three Months Ended March 31
	2013	2012
Restricted stock	$449	$833
RONOA performance awards	472	242
TSR market-condition awards	27	—
Stock options	376	158
Total share-based compensation expense	$1,324	$1,233

The unrecognized compensation expense for all share-based awards at March 31, 2013, is as follows (dollars in thousands):

	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$5,066	2.2
RONOA performance awards	3,623	2.0
TSR market-condition awards	1,815	3.0
Stock options	1,664	1.7
Total unrecognized share-based compensation expense	$12,168	2.2

10. Stockholders' Equity

The following tables detail the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 and 2012, respectively.

	Changes in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2013
	Foreign Currency Translation Adjustments	Effective Portion of Cash Flow Hedges	Pension Benefits	Other	Total
Beginning balance	$(302)	$(1,230)	$(100,108)	$336	$(101,304)
Other comprehensive income (loss) before reclassification, net of tax	(228)	1,656	—	—	1,428
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(98)	1,316	(24)	1,194
Ending balance	$(530)	$328	$(98,792)	$312	$(98,682)

	Changes in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2012
	Foreign Currency Translation Adjustments	Effective Portion of Cash Flow Hedges	Pension Benefits	Other	Total
Beginning balance	$(352)	$(3,702)	$(118,141)	$233	$(121,962)
Other comprehensive income (loss) before reclassification, net of tax	855	(2,215)	—	—	(1,360)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	817	1,625	(5)	2,437
Ending balance	$503	$(5,100)	$(116,516)	$228	$(120,885)

	Reclassifications Out of Accumulated Other Comprehensive Income
	Three Months Ended
	March 31, 2013	March 31, 2012
(Gains) losses on cash flow hedges
Natural gas contracts (a)	$(160)	$1,328
Tax expense (benefit)	62	(511)
Net of tax	$(98)	$817

Pension benefits
Amortization of prior service cost	$—	$3
Amortization of actuarial loss	2,141	2,641
Total before tax (b)	2,141	2,644
Tax benefit	(825)	(1,019)
Net of tax	$1,316	$1,625

Other	$(39)	$(9)
Tax expense	15	4
Net of tax	$(24)	$(5)
____________

(a)	Amounts are recorded in "Materials, labor and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

(b)	Amounts are included in the computation of net periodic pension cost. For additional information, see Note 8, Retirement and Benefit Plans.

11. Inventories

The majority of our inventories are valued at the lower of cost or market, where cost is based on the average cost method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Other inventories are valued at the lower of either standard cost, which approximates cost based on the actual first-in, first-out usage pattern, or market.

Inventories included the following (dollars in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$156,638	$150,496
Work in process	41,989	41,575
Fiber	40,343	35,840
Other raw materials and supplies	67,782	66,573
	$306,752	$294,484

12. Property and Equipment

Property and equipment consisted of the following asset classes (dollars in thousands):

	March 31, 2013	December 31, 2012
Land	$28,821	$28,899
Buildings and improvements	264,286	260,607
Machinery and equipment	1,491,388	1,479,212
Construction in progress	59,492	46,538
	1,843,987	1,815,256
Less accumulated depreciation	(629,202)	(592,255)
	$1,214,785	$1,223,001

Depreciation expense for the three months ended March 31, 2013 and 2012, was $38.7 million and $32.7 million, respectively.

We periodically assess the estimated useful lives of our assets. Changes in circumstances, such as changes to our operational or capital strategy, changes in regulation, or technological advances, may result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of assets requires judgment and constitutes a change in accounting estimate, which is accounted for prospectively by adjusting or accelerating depreciation and amortization rates. During the three months ended March 31, 2013, we recognized $5.3 million of incremental depreciation expense related to shortening the useful lives of some of our assets, primarily at International Falls, Minnesota. See Note 19, Subsequent Events, for more information.

13. Leases

We lease some of our locations, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $6.9 million and $7.0 million for the three months ended March 31, 2013 and 2012, respectively. Sublease rental income was not material in any of the periods presented.

14. Concentrations of Risk

Business

Our largest customer is OfficeMax Incorporated (OfficeMax). Although we expect our long-term business relationship with OfficeMax to continue, the relationship exposes us to a significant concentration of business and financial risk. Sales to OfficeMax were $117.7 million and $130.0 million, respectively, during the three months ended March 31, 2013 and 2012, representing 19% and 20% of total sales for those periods. At March 31, 2013, and December 31, 2012, we had $35.8 million and $39.5 million, respectively, of accounts receivable due from OfficeMax, which represents 14% and 16%, respectively, of our total company receivables.

On February 20, 2013, OfficeMax announced it had signed a definitive merger agreement with its competitor, Office Depot. Our paper purchase agreement with OfficeMax provides that it would survive the merger with respect to the office paper requirements of the legacy OfficeMax business. We cannot predict how the merger, if finalized, would affect the financial condition of the combined company, the paper requirements of the legacy OfficeMax business, or the effects the combined company would have on the pricing and competition for office papers. Significant reductions in paper purchases from OfficeMax (or the post-merger entity) would cause us to expand our customer base and could potentially decrease our profitability if new customer sales required either a decrease in our pricing and/or an increase in our cost of sales. Any significant deterioration in the financial condition of OfficeMax (or the post-merger entity) affecting the ability to pay or causing a significant change in the willingness to purchase our products or a significant deterioration in the financial condition of OfficeMax that affects their ability to pay could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

Labor

At March 31, 2013, we had approximately 5,200 employees, and approximately 50% of these employees worked pursuant to collective bargaining agreements. Approximately 3% of our employees work pursuant to collective bargaining agreements that will expire within the next 12 months.

15. Transactions With Related Party

Related-Party Sales

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade Holdings, L.L.C. (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade in Louisiana. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were $4.6 million and $4.0 million at March 31, 2013, and December 31, 2012, respectively. During the three months ended March 31, 2013 and 2012, we recorded $15.7 million and $11.3 million, respectively, of LTP sales to Boise Cascade in "Sales, Related party" in the Consolidated Statements of Operations and approximately the same amount of expenses in "Materials, labor, and other operating expenses (excluding depreciation)." The sales were at prices designed to approximate market prices.

Related-Party Costs and Expenses

During the three months ended March 31, 2013 and 2012, fiber purchases from a related party were $6.1 million and $4.9 million, respectively. Most of these purchases related to log and chip purchases by LTP from Boise Cascade's wood products business. Costs associated with these purchases were recorded as "Fiber costs from related party" in the Consolidated Statements of Operations.

16. Segment Information

We operate and report our business in three reportable segments: Packaging, Paper, and Corporate and Other (support services). These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments. There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion (a)	EBITDA (b)
Three Months Ended March 31, 2013	Trade	Related Party	Inter- segment	Total
Packaging	$270.7	$15.7	$0.7	$287.0	$0.9	$16.3	$17.2
Paper	312.9	—	19.8	332.7	19.7	26.0	45.6
Corporate and Other	7.7	—	8.5	16.3	(7.8)	1.1	(6.7)
Intersegment eliminations	—	—	(29.0)	(29.0)	—	—	—
	$591.3	$15.7	$—	$607.0	12.7	$43.4	$56.2
Interest expense					(15.4)
Interest income					—
					$(2.7)

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (b)
Three Months Ended March 31, 2012	Trade	Related Party	Inter- segment	Total
Packaging	$260.3	$11.3	$0.7	$272.3	$22.4	$15.5	$37.9
Paper	365.6	—	16.9	382.4	33.9	21.2	55.2
Corporate and Other	7.7	—	10.5	18.2	(6.5)	0.9	(5.7)
Intersegment eliminations	—	—	(28.0)	(28.0)	—	—	—
	$633.5	$11.3	$—	$644.8	49.9	$37.6	$87.4
Interest expense					(15.4)
Interest income					—
					$34.5
____________

(a)
During the three months ended March 31, 2013, we recognized $5.3 million of incremental depreciation expense related to shortening the useful lives of some of our assets, primarily at International Falls, Minnesota.

(b)
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

The following is a reconciliation of net income (loss) to EBITDA for Boise Inc. and BZ Intermediate (dollars in millions):

	Three Months Ended March 31
	2013		2012
Net income (loss)	$(1.2)		$21.3
Interest expense	15.4		15.4
Interest income	—		—
Income tax provision (benefit)	(1.4)		13.2
Depreciation, amortization, and depletion	43.4	(a)	37.6
EBITDA	$56.2		$87.4

17. New and Recently Adopted Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. We have adopted the provisions of this guidance, and it had no effect on our financial position and results of operations. See Note 10, Stockholders' Equity, for the additional required disclosures.

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU gives entities testing indefinite-lived intangible assets for impairment the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, a quantitative impairment test is required. We will consider the provisions of this guidance when we test our indefinite-lived intangible assets for impairment in the fourth quarter. This ASU will have no effect on our financial position and results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU improves reporting and transparency of offsetting (netting) assets and liabilities and the related effects on the financial statements. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. We adopted the provisions of this guidance on January 1, 2013, and it had no effect on our financial position and results of operations. See Note 7, Financial Instruments, for the additional required disclosures.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

18. Commitments, Guarantees, Indemnifications, and Legal Proceedings

Commitments

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, lease payments, derivative instruments, and obligations to purchase goods and services that are discussed in Note 8, Debt; Note 9, Financial Instruments; Note 14, Leases; and Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K. At March 31, 2013, there have been no material changes to commitments outside the normal course of business.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in merger and acquisition agreements. At March 31, 2013, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such liability was probable and subject to reasonable determination, we would accrue for it at that time.

Legal Proceedings

We are a party to routine proceedings that arise in the course of our business; however, we are not currently a party to any legal proceedings or environmental claims we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

19. Subsequent Events

In May 2013, we announced a significant capital investment in our DeRidder, Louisiana, paper mill. The investment, which we expect to be between $110 million and $120 million, will allow us to produce containerboard on an idled newsprint machine and upgrade the mill's pulping capabilities. We expect these investments to create approximately 50 jobs, add approximately 270,000 tons of lightweight containerboard capacity to our system, and optimize the product mix on our existing linerboard machine, increasing the mill's overall containerboard output by 300,000 tons. We are targeting a mid-2014 start-up date for the project.

To improve the cost competitiveness of our Paper business, where we operate against declining demand for our products, in May 2013, we announced our decision to close two paper machines and an off-machine coater at our mill in International Falls, Minnesota. These closures, which we expect to occur no later than fourth quarter 2013, will reduce our annual uncoated freesheet capacity by approximately 115,000 tons, or 9%, and allow us to focus our efforts on key products and machines that drive our profitability, improve our cash flow, and enhance the overall competitiveness of our International Falls mill and our Paper business. This decision will result in the loss of approximately 300 jobs. During the three months ended March 31, 2013, we recognized $3.8 million of incremental depreciation expense related to shortening the useful lives of these assets. We expect to record an additional $10 million of incremental depreciation expense through the remainder of the year and $20 million to $25 million of other closure-related costs in second quarter. After considering working capital recapture and tax benefits, we estimate the closure will have a modestly positive net cash effect.

20. Consolidating Guarantor and Nonguarantor Financial Information

Our 9% and 8% senior notes (Senior Notes) were issued by Boise Paper Holdings and co-issuers (Boise Co-Issuer Company and Boise Finance Company). The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each of its existing and, to the extent they become guarantors under the Credit Facilities, future subsidiaries (other than: (i) Boise Paper Holdings and the co-issuers; (ii) Louisiana Timber Procurement Company, L.L.C.; and (iii) our foreign subsidiaries, including those acquired as part of the Hexacomb Acquisition). Each of the co-issuers of the senior subordinated notes and each of the subsidiaries of BZ Intermediate that is a guarantor thereof is 100% owned, directly or indirectly, by Boise Paper Holdings.

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

In the following consolidating financial statements, the reclassifications to net income (loss) from accumulated other comprehensive income are recorded primarily in our guarantor subsidiaries. See Note 10, Stockholders' Equity, for additional information related to reclassifications out of accumulated other comprehensive income.

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended March 31, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,866	$574,711	$12,744	$—	$591,321
Intercompany	—	—	2,393	27,990	(30,383)	—
Related party	—	—	—	15,697	—	15,697
	—	3,866	577,104	56,431	(30,383)	607,018

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	3,736	475,320	47,596	(30,383)	496,269
Fiber costs from related party	—	—	—	6,146	—	6,146
Depreciation, amortization, and depletion	—	950	41,817	661	—	43,428
Selling and distribution expenses	—	—	28,596	253	—	28,849
General and administrative expenses	—	7,214	10,424	1,285	—	18,923
Other (income) expense, net	—	30	391	(90)	—	331
	—	11,930	556,548	55,851	(30,383)	593,946

Income (loss) from operations	—	(8,064)	20,556	580	—	13,072

Foreign exchange loss	—	(164)	(16)	(161)	—	(341)
Interest expense	—	(15,427)	—	8	—	(15,419)
Interest expense—intercompany	—	(47)	—	(19)	66	—
Interest income	—	—	7	20	—	27
Interest income—intercompany	—	14	52	—	(66)	—
	—	(15,624)	43	(152)	—	(15,733)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,688)	20,599	428	—	(2,661)
Income tax (provision) benefit	—	1,634	(28)	(170)	—	1,436

Income (loss) before equity in net income (loss) of affiliates	—	(22,054)	20,571	258	—	(1,225)
Equity in net income (loss) of affiliates	(1,225)	20,829	—	—	(19,604)	—
Net income (loss)	$(1,225)	$(1,225)	$20,571	$258	$(19,604)	$(1,225)

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended March 31, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,671	$618,415	$11,442	$—	$633,528
Intercompany	—	—	227	25,741	(25,968)	—
Related party	—	—	—	11,318	—	11,318
	—	3,671	618,642	48,501	(25,968)	644,846

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	3,513	484,030	40,724	(25,968)	502,299
Fiber costs from related party	—	—	—	4,946	—	4,946
Depreciation, amortization, and depletion	—	663	36,183	710	—	37,556
Selling and distribution expenses	—	—	30,220	422	—	30,642
General and administrative expenses	—	7,286	11,354	1,368	—	20,008
Other (income) expense, net	—	54	(160)	(194)	—	(300)
	—	11,516	561,627	47,976	(25,968)	595,151

Income (loss) from operations	—	(7,845)	57,015	525	—	49,695

Foreign exchange gain (loss)	—	189	43	(75)	—	157
Interest expense	—	(15,358)	—	(7)	—	(15,365)
Interest expense—intercompany	—	(47)	—	(14)	61	—
Interest income	—	34	10	—	—	44
Interest income—intercompany	—	14	47	—	(61)	—
	—	(15,168)	100	(96)	—	(15,164)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,013)	57,115	429	—	34,531
Income tax provision	—	(13,141)	(32)	(20)	—	(13,193)

Income (loss) before equity in net income (loss) of affiliates	—	(36,154)	57,083	409	—	21,338
Equity in net income of affiliates	21,338	57,492	—	—	(78,830)	—
Net income	$21,338	$21,338	$57,083	$409	$(78,830)	$21,338

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,225)	$(1,225)	$20,571	$258	$(19,604)	$(1,225)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(228)	—	(228)
Cash flow hedges:
Change in fair value	—	1,656	—	—	—	1,656
Gain included in net income	—	(98)	—	—	—	(98)
Actuarial gain and prior service cost (including related amortization) for defined benefit pension plans	—	1,316	—	—	—	1,316
Other	—	(24)	—	—	—	(24)
Equity in other comprehensive income of affiliates	2,622	(228)	—	—	(2,394)	—
	2,622	2,622	—	(228)	(2,394)	2,622

Comprehensive income	$1,397	$1,397	$20,571	$30	$(21,998)	$1,397

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$21,338	$21,338	$57,083	$409	$(78,830)	$21,338
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	855	—	855
Cash flow hedges:
Change in fair value	—	(2,215)	—	—	—	(2,215)
Loss included in net income	—	817	—	—	—	817
Actuarial gain and prior service cost (including related amortization) for defined benefit pension plans	—	1,625	—	—	—	1,625
Other	—	(5)	—	—	—	(5)
Equity in other comprehensive income of affiliates	1,077	855	—	—	(1,932)	—
	1,077	1,077	—	855	(1,932)	1,077

Comprehensive income	$22,415	$22,415	$57,083	$1,264	$(80,762)	$22,415

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at March 31, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$49,127	$187	$8,102	$—	$57,416
Receivables
Trade, less allowances	—	1,356	235,880	9,936	—	247,172
Intercompany	—	2,474	863	2,770	(6,107)	—
Other	—	3,957	3,972	1,360	—	9,289
Inventories	—	3	302,931	3,818	—	306,752
Deferred income taxes	—	11,451	—	—	—	11,451
Prepaid and other	—	10,310	(610)	621	—	10,321
	—	78,678	543,223	26,607	(6,107)	642,401

Property
Property and equipment, net	—	8,946	1,194,478	11,361	—	1,214,785
Fiber farms	—	—	24,170	—	—	24,170
	—	8,946	1,218,648	11,361	—	1,238,955

Deferred financing costs	—	25,528	—	—	—	25,528
Goodwill	—	—	153,576	6,643	—	160,219
Intangible assets, net	—	—	130,590	14,008	—	144,598
Investments in affiliates	758,826	1,764,474	—	—	(2,523,300)	—
Intercompany notes receivable	—	3,400	1,524	—	(4,924)	—
Other assets	—	5,934	732	136	—	6,802
Total assets	$758,826	$1,886,960	$2,048,293	$58,755	$(2,534,331)	$2,218,503

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at March 31, 2013 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000	$—	$—	$—	$10,000
Accounts payable
Trade	—	10,627	188,965	7,186	—	206,778
Intercompany	—	571	2,205	3,310	(6,086)	—
Accrued liabilities
Compensation and benefits	—	20,443	33,000	1,226	—	54,669
Interest payable	—	23,724	—	—	—	23,724
Other	—	2,522	15,890	2,754	(21)	21,145
	—	67,887	240,060	14,476	(6,107)	316,316

Debt
Long-term debt, less current portion	—	765,000	—	—	—	765,000
Intercompany notes payable	—	—	—	4,924	(4,924)	—
	—	765,000	—	4,924	(4,924)	765,000

Other
Deferred income taxes	—	127,086	53,497	3,340	—	183,923
Compensation and benefits	—	121,235	76	—	—	121,311
Other long-term liabilities	—	46,926	26,052	149	—	73,127
	—	295,247	79,625	3,489	—	378,361

Commitments and contingent liabilities

Capital
Business unit equity	857,508	857,508	1,728,608	36,396	(2,622,512)	857,508
Accumulated other comprehensive loss	(98,682)	(98,682)	—	(530)	99,212	(98,682)
	758,826	758,826	1,728,608	35,866	(2,523,300)	758,826

Total liabilities and capital	$758,826	$1,886,960	$2,048,293	$58,755	$(2,534,331)	$2,218,503

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$40,801	$516	$8,390	$—	$49,707
Receivables
Trade, less allowances	—	1,458	230,178	8,823	—	240,459
Intercompany	—	2,234	1,580	2,670	(6,484)	—
Other	—	2,880	4,266	1,121	—	8,267
Inventories	—	3	291,065	3,416	—	294,484
Deferred income taxes	—	17,955	—	—	—	17,955
Prepaid and other	—	6,952	1,021	855	—	8,828
	—	72,283	528,626	25,275	(6,484)	619,700

Property
Property and equipment, net	—	7,930	1,203,384	11,687	—	1,223,001
Fiber farms	—	—	24,311	—	—	24,311
	—	7,930	1,227,695	11,687	—	1,247,312

Deferred financing costs	—	26,677	—	—	—	26,677
Goodwill	—	—	153,576	6,554	—	160,130
Intangible assets, net	—	—	133,115	14,449	—	147,564
Investments in affiliates	756,683	1,778,531	—	—	(2,535,214)	—
Intercompany notes receivable	—	3,400	1,524	—	(4,924)	—
Other assets	—	5,992	902	135	—	7,029
Total assets	$756,683	$1,894,813	$2,045,438	$58,100	$(2,546,622)	$2,208,412

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2012 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000	$—	$—	$—	$10,000
Accounts payable
Trade	—	18,547	160,152	6,379	—	185,078
Intercompany	—	571	2,090	3,842	(6,503)	—
Accrued liabilities
Compensation and benefits	—	22,206	47,605	1,139	—	70,950
Interest payable	—	10,516	—	—	—	10,516
Other	—	3,773	14,033	2,703	19	20,528
	—	65,613	223,880	14,063	(6,484)	297,072

Debt
Long-term debt, less current portion	—	770,000	—	—	—	770,000
Intercompany notes payable	—	—	—	4,924	(4,924)	—
	—	770,000	—	4,924	(4,924)	770,000

Other
Deferred income taxes	—	132,841	53,497	3,485	—	189,823
Compensation and benefits	—	121,606	76	—	—	121,682
Other long-term liabilities	—	48,070	24,932	150	—	73,152
	—	302,517	78,505	3,635	—	384,657

Commitments and contingent liabilities

Capital
Business unit equity	857,987	857,987	1,743,053	35,779	(2,636,819)	857,987
Accumulated other comprehensive loss	(101,304)	(101,304)	—	(301)	101,605	(101,304)
	756,683	756,683	1,743,053	35,478	(2,535,214)	756,683

Total liabilities and capital	$756,683	$1,894,813	$2,045,438	$58,100	$(2,546,622)	$2,208,412

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$(1,225)	$(1,225)	$20,571	$258	$(19,604)	$(1,225)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	1,225	(20,829)	—	—	19,604	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	2,181	41,817	661	—	44,659
Share-based compensation expense	—	1,324	—	—	—	1,324
Pension expense	—	1,348	—	—	—	1,348
Deferred income taxes	—	(956)	—	(47)	—	(1,003)
Other	—	164	(417)	161	—	(92)
Decrease (increase) in working capital
Receivables	—	(27)	(4,847)	(1,819)	(377)	(7,070)
Inventories	—	—	(11,866)	(450)	—	(12,316)
Prepaid expenses	—	(1,178)	1,631	293	—	746
Accounts payable and accrued liabilities	—	1,753	10,882	953	377	13,965
Current and deferred income taxes	—	(900)	—	130	—	(770)
Pension payments	—	(49)	—	—	—	(49)
Other	—	459	(111)	(2)	—	346
Cash provided by (used for) operations	—	(17,935)	57,660	138	—	39,863
Cash provided by (used for) investment
Expenditures for property and equipment	—	(2,360)	(23,726)	(524)	—	(26,610)
Other	—	(164)	753	(177)	—	412
Cash used for investment	—	(2,524)	(22,973)	(701)	—	(26,198)
Cash provided by (used for) financing
Payments of long-term debt	—	(5,000)	—	—	—	(5,000)
Payments (to) from Boise Inc., net	(873)	—	—	—	—	(873)
Due to (from) affiliates	873	33,785	(35,016)	358	—	—
Other	—	—	—	(83)	—	(83)
Cash provided by (used for) financing	—	28,785	(35,016)	275	—	(5,956)
Increase (decrease) in cash and cash equivalents	—	8,326	(329)	(288)	—	7,709
Balance at beginning of the period	—	40,801	516	8,390	—	49,707
Balance at end of the period	$—	$49,127	$187	$8,102	$—	$57,416

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

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2012 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

This section is provided with respect to Boise Inc. Unless indicated otherwise, BZ Intermediate Holdings LLC (BZ Intermediate) has materially the same financial condition and results of operations as those presented here.

Background

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. In these unaudited quarterly consolidated financial statements, unless the context indicates otherwise, the terms "the Company," "we," "us," "our," or "Boise" refer to Boise Inc. and its consolidated subsidiaries, including BZ Intermediate. We are headquartered in Boise, Idaho, and have approximately 5,200 employees. We operate largely in the United States but also have operations in Europe, Mexico, and Canada.

We operate and report our results in three reportable segments: Packaging, Paper, and Corporate and Other (support services). See Note 16, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q for more information related to our segments.

Executive Summary and Outlook

During the three months ended March 31, 2013, we reported a $1.2 million net loss, compared with net income of $21.3 million during first quarter 2012. EBITDA (earnings before interest, taxes, and depreciation, amortization, and depletion) for the three months ended March 31, 2013, was $56.2 million, compared with $87.4 million for the corresponding period in the prior year. The maintenance cold outage costs at our mill in DeRidder, Louisiana, which occur once every five years, reduced our first quarter results by $22.4 million. In addition, incremental depreciation expense related to shortening the useful lives of some of our assets, primarily at our mill in International Falls, Minnesota, reduced our results by $5.3 million. Decreasing prices and volumes for uncoated freesheet papers also affected our first quarter results. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to the maintenance cold outage and pricing for our products.

In our Packaging segment, corrugated product sales volumes increased 5%, while U.S. industry containerboard average weekly box shipments increased 1.1%, in first quarter 2013 compared with first quarter 2012, according to the American Forest & Paper Association (AF&PA). The benefit from the implementation of the 2012 fall linerboard price increase was offset partially by unfavorable mix changes in our corrugated products, higher medium costs, and decreases in sales prices and volumes of newsprint. Prices for our corrugated containers and sheets increased $2 per msf, or 3%, in first quarter 2013, compared with first quarter 2012. Unfavorable mix changes in our corrugated products include the effect of lower prices due to competitive pressures in some of the markets we serve. We continue to increase our vertical integration, resulting in fewer sales of linerboard to the export markets.

In May 2013, we announced our plans to convert our idled newsprint machine in DeRidder, Louisiana, to produce lightweight linerboard and corrugating medium and install an old corrugated container (OCC) pulping facility at the mill. We expect to invest between $110 million and $120 million on the conversion and OCC pulping facility as part of the project. The investment adds approximately 270,000 tons of lightweight containerboard capacity to our system and allows us to optimize the product mix on our existing linerboard machine, increasing the mill's overall containerboard output by approximately 300,000 tons. We are targeting a mid-2014 start-up for the completed project which we expect will create about 50 jobs.

We continue to face declining prices for our communication-grade papers. Our average net sales price for uncoated freesheet declined from $976 per short ton in first quarter 2012 to $929 per short ton in first quarter 2013, or 5%. U.S. industry demand for uncoated freesheet paper declined during first quarter 2013, compared with first quarter 2012. According to AF&PA, U.S. industry shipments were down 5.3% in first quarter 2013, compared with the prior year. Our uncoated freesheet sales volumes in first quarter decreased 8% versus the prior-year period. The decrease primarily resulted from ceasing paper production at our St. Helens, Oregon, mill in December 2012, which represented approximately 5% of our annual paper capacity. Excluding St. Helens, our volumes declined 5%, and our prices declined 4%.

To improve the cost competitiveness of our Paper business, where we operate against declining demand for our products, in May 2013, we announced our decision to close two paper machines and an off-machine coater at our mill in International Falls, Minnesota. These closures, which we expect to occur no later than fourth quarter 2013, will reduce our annual uncoated freesheet capacity by approximately 115,000 tons, or 9%, and allow us to focus our efforts on key products and machines that drive our profitability, improve our cash flow, and enhance the overall competitiveness of our International Falls, Minnesota, mill and our Paper business. This decision will result in the loss of approximately 300 jobs. During the three months ended March 31, 2013, we recognized $3.8 million of incremental depreciation expense related to shortening the useful lives of these assets. We expect to record an additional $10 million of incremental depreciation expense through the remainder of the year and $20 million to $25 million of other closure-related costs in second quarter. After considering working capital recapture and tax benefits, we estimate the closure will have a modestly positive net cash effect.

During second quarter 2013, we will conduct annual maintenance outages at International Falls, Minnesota, and Wallula, Washington, for estimated total costs of approximately $11 million. During third quarter 2013, we will conduct maintenance outage work on two power boilers at our mill in DeRidder, Louisiana, at an estimated total cost of approximately $4 million. We expect total maintenance outage costs for our Packaging segment to be approximately $26 million in 2013 compared with $11 million in 2012. In both segments, we continue to look for ways to decrease production costs and improve our margins, despite expected higher energy costs and relatively stable fiber and chemical costs.

Our financial position remains strong. As of March 31, 2013, we had $57.4 million of cash and cash equivalents, $775.0 million in total debt, and $493.0 million of unused borrowing capacity under our revolving credit facility.

Financial Results

The following table sets forth our financial results (dollars in millions, except per-share data):

	Three Months Ended March 31
	2013	2012
Sales	$607.0	$644.8
Net income (loss)	(1.2)	21.3
Net income (loss) per diluted share	(0.01)	0.21
Net income excluding special items	2.0	21.3
Net income excluding special items per diluted share	0.02	0.21
EBITDA	56.2	87.4

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

Non-GAAP Measures

This report contains several financial measures that are not measures under U.S. generally accepted accounting principles (GAAP). These measures include net income excluding special items, net income excluding special items per diluted share, and EBITDA. EBITDA represents income (loss) before interest (interest expense and interest income), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. Net income excluding special items represents net income adjusted by eliminating items that we believe are not consistent with our ongoing operations. The Company uses these measures to focus on ongoing operations and believes they are useful to investors because these measures enable meaningful comparisons of past and present operating results.

The following table reconciles net income (loss) to net income excluding special items and presents net income excluding special items per diluted share (dollars and shares in millions, except per-share data):

	Three Months Ended March 31
	2013	2012
Net income (loss)	$(1.2)	$21.3
Incremental depreciation due to changes in estimated useful lives	5.3	—
Tax provision for special items (a)	(2.1)	—
Net income excluding special items	$2.0	$21.3
Weighted average diluted shares outstanding (b)	100.2	101.4
Net income (loss) per diluted share	$(0.01)	$0.21
Net income per diluted share excluding special items	$0.02	$0.21
 ____________

(a)	Special items are tax effected in the aggregate at an assumed combined federal and state statutory rate in effect for the period.

(b)
For the three months ended March 31, 2013, both basic and diluted weighted average common shares outstanding reported in our Consolidated Statements of Operations were 100,242, as we reported a net loss. Adjusting for the special items above, diluted weighted average common shares outstanding increased 0.6 million shares to reflect the incremental effect of dilutive common stock equivalents.

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income (loss) to EBITDA (dollars in millions):

	Three Months Ended March 31
	2013	2012
Net income (loss)	$(1.2)	$21.3
Interest expense	15.4	15.4
Income tax provision (benefit)	(1.4)	13.2
Depreciation, amortization, and depletion	43.4	37.6
EBITDA	$56.2	$87.4

Segment Highlights

Set forth below are our average net selling prices and volumes for our principal products, as well as some key financial information by segment (volumes in thousands of short tons and dollars per short ton, except corrugated containers and sheets, dollars in millions):

	Three Months Ended March 31
	2013	2012
Packaging
Sales Prices (a)
Linerboard, Total	$505	$449
Linerboard, External sales	464	398
Newsprint	523	540
Corrugated containers and sheets ($/msf)	78	76
Sales volumes (thousands of short tons, except corrugated)
Linerboard, Total	138.9	152.6
Linerboard, External sales	36.8	53.0
Newsprint	53.8	54.8
Corrugated containers and sheets (mmsf)	2,552	2,433
Input and outage costs
Key input costs
Fiber, including purchased rollstock (b)	$74.2	$65.4
Energy	16.3	15.0
Chemicals	10.9	10.2
Outage costs	22.4	1.8
EBITDA (c)	17.2	37.9
Assets	959.7	932.0
Paper
Sales Prices (a)
Uncoated freesheet (d)	$929	$976
Corrugating medium	561	482
Market pulp, External sales	463	477
Sales volumes
Uncoated freesheet (d)	298.8	325.1
Corrugating medium	33.2	32.5
Market pulp, External sales	1.3	8.5
Input and outage costs
Key input costs
Fiber	$69.5	$84.9
Energy	34.4	35.0
Chemicals	50.8	53.3
Outage costs	0.4	—
EBITDA (c)	45.6	55.2
Assets	1,142.6	1,207.6
____________

(a)
Average net selling prices for our principal products represent sales less freight costs, discounts, and allowances. As reported in Note 16, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q, segment revenues include fees for shipping and handling charged to customers for sales transactions.

(b)	Includes purchases of corrugating medium from our Paper segment, which are eliminated in consolidation.

(c)	For reconciliations of non-GAAP measures see "Non-GAAP Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(d)
Includes cut-size office papers, printing and converting papers, and label and release papers. Excluding St. Helens, our uncoated freesheet average net selling price and sales volumes were $972 per short ton and 309.5 thousand short tons, respectively, for the three months ended March 31, 2012.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	Competing technologies, including electronic substitution, that affect the demand for our products.

•	General global economic conditions, including, but not limited to, durable and nondurable goods production and white-collar employment.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, including wood fiber, energy, and chemicals.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Integration of our acquisitions.

•	Major equipment failure or significant operational setbacks.

•	Our customer concentration and the ability of our customers to pay.

•	Labor and personnel relations.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in "Part I, Item 1A. Risk Factors" of our 2012 Annual Report on Form 10-K.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales (dollars in millions, except percent-of-sales data):

	Three Months Ended March 31
	2013	2012
Sales
Trade	$591.3	$633.5
Related party	15.7	11.3
	607.0	644.8

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	496.3	502.3
Fiber costs from related party	6.1	4.9
Depreciation, amortization, and depletion	43.4	37.6
Selling and distribution expenses	28.8	30.6
General and administrative expenses	18.9	20.0
Other (income) expense, net	0.3	(0.3)
	593.9	595.2

Income from operations	$13.1	$49.7

Sales
Trade	97.4%	98.2%
Related party	2.6	1.8
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	81.8%	77.9%
Fiber costs from related party	1.0	0.8
Depreciation, amortization, and depletion	7.2	5.8
Selling and distribution expenses	4.8	4.8
General and administrative expenses	3.1	3.1
Other (income) expense, net	0.1	—
	97.8%	92.3%

Income from operations	2.2%	7.7%

Operating Results

Sales
For the three months ended March 31, 2013, total sales decreased $37.8 million, or 6%, to $607.0 million, compared with $644.8 million for the three months ended March 31, 2012. The decrease from first quarter 2012 was a result of a combination of lower sales prices and volumes of uncoated freesheet in our Paper segment, offset partially by increases in sales volumes and prices for our products in our Packaging segment.

Packaging. Sales increased $14.8 million, or 5%, to $287.0 million from $272.3 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. The increase was related primarily to 5% sales volume growth in our network of box plants, the benefit of the implementation of linerboard price increases at our box plants, offset partially by unfavorable mix changes and decreases in newsprint sales prices and volumes. Prices for our corrugated containers and sheets increased $2 per msf or 3% in first quarter 2013, compared with first quarter 2012.

Paper. Sales decreased $49.7 million, or 13%, to $332.7 million from $382.4 million for the three months ended March 31, 2013, compared with the three months ended March 31, 2012. The decrease was due primarily to declines in sales volumes and net selling prices for uncoated freesheet. Our average net sales price for uncoated freesheet declined from $976 per short ton in first quarter 2012 to $929 in first quarter 2013, or 5%, which is slightly above the uncoated freesheet price declines reported by RISI over the same period of 3%. The additional decline in our prices represents unfavorable mix changes between the two periods. Uncoated freesheet sales volumes decreased 8% for the three months ended March 31, 2013, compared with the prior-year quarter. Sales volumes in first quarter were lower due primarily to ceasing paper production at our St. Helens, Oregon, mill in December 2012, which represented approximately 5% of our annual paper capacity. Excluding St. Helens, our volumes declined 5%.

Costs and Expenses

Materials, labor, and other operating expenses, including the cost of fiber from a related party, decreased $4.8 million to $502.4 million for the three months ended March 31, 2013, compared with $507.2 million for the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, materials, labor, and other operating expenses, including the cost of fiber from a related party, were 83% and 79% of sales, respectively, as decreases in our costs did not decline as much as the decreases in our sales. The percentage increase is due primarily to $22.4 million of costs related to the maintenance cold outage, which occurs every five years at our DeRidder, Louisiana, mill.

The table below breaks out our most significant costs: fiber (including purchased rollstock consumed in our corrugated operations), chemicals, energy, and labor (dollars in millions):

	Three Months Ended March 31
	2013	2012
Fiber	$123.2	$132.7
Chemicals	61.7	63.5
Energy	50.7	50.1
Labor	87.5	90.8
	$323.1	$337.1

Fiber. Costs for fiber in first quarter 2013, including purchased rollstock consumed in our corrugated operations, increased $8.8 million in our Packaging segment and decreased $15.4 million in our Paper segment, compared with the same period in 2012. Delivered-fiber costs in all of our operating regions include the cost of diesel, which increased slightly in first quarter 2013, compared with the prior-year quarter. Higher diesel costs increase the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

Purchased rollstock costs in our Packaging segment increased due to increases in sales volumes of our corrugated containers and sheets. Fiber costs at our mill in DeRidder, Louisiana, decreased $1.2 million in first quarter 2013, compared with the same period last year, due to decreased consumption of wood and secondary fiber, offset partially by higher prices of wood fiber.

Lower volumes, including the effect of ceasing production at our mill in St. Helens, Oregon, decreased our fiber costs during first quarter 2013, compared with first quarter 2012. In Minnesota, wood and purchased pulp prices and wood consumption decreased compared to the corresponding quarter in the prior year. In Alabama, fiber costs increased due to higher wood and purchased pulp prices along with consumption of purchased pulp, offset partially by lower prices and consumption of secondary fiber. In Washington, fiber costs decreased for the three months ended March 31, 2013, compared with the corresponding period in the prior year, due primarily to lower prices for wood and secondary fiber.

Chemicals. Chemical costs increased $0.7 million in our Packaging segment and decreased $2.5 million in our Paper segment, compared with the three months ended March 31, 2012. The increased costs in our Packaging segment were primarily the result of increased consumption of caustic soda. The decreased costs in our Paper segment were primarily the result of ceasing paper production at our St. Helens, Oregon, mill in December 2012.

Energy. Compared with the three months ended March 31, 2012, energy costs increased $1.3 million in our Packaging segment and decreased $0.7 million in our Paper segment. In our Packaging segment, increases in the cost of electricity and consumption of fuel were offset partially by decreases in the consumption of electricity and costs of fuel. In our Paper segment, the decrease was due primarily to lower consumption and prices for electricity.

Labor. Labor costs recorded in "Materials, labor, and other operating expenses (excluding depreciation)" were $87.5 million for the three months ended March 31, 2013. These costs decreased $3.3 million, compared with the prior-year period. The decrease was primarily attributable to ceasing paper production at our St. Helens, Oregon, mill in December 2012. Labor costs are not as volatile as wood fiber costs and energy; however, they make up a significant component of our operating costs and tend to increase over time.

Selling and distribution expenses. Selling and distribution expenses decreased $1.8 million, compared with the three months ended March 31, 2012, but were flat as a percent of sales.

Depreciation, amortization, and depletion increased during the three months ended March 31, 2013, compared with the corresponding period in the prior year. The increases were due primarily to incremental depreciation expense related to shortening the useful lives of some of our assets, primarily at International Falls, Minnesota.

General and administrative expenses were flat as a percentage of sales for the three months ended March 31, 2013, compared with the same period in 2012.

Income From Operations

Income from operations for the three months ended March 31, 2013, was $13.1 million, compared with $49.7 million for the three months ended March 31, 2012. The decrease in income from operations for the three months ended March 31, 2013, related primarily to $20.6 million of additional costs associated with the maintenance cold outage at our DeRidder mill in our Packaging segment, lower sales volumes and prices in our Paper segment, and $5.3 million of incremental depreciation related to shortening the useful lives of some of our assets, offset partially by overall lower fiber costs.

Packaging. Segment income from operations decreased $21.5 million to $0.9 million during the three months ended March 31, 2013, compared with $22.4 million for the same period last year. The decrease in segment income resulted from maintenance outage costs of $22.4 million in first quarter 2013, compared with $1.8 million in the prior-year quarter. These costs include both maintenance costs and lost sales volume resulting from the downtime. The benefit from the implementation of the 2012 fall linerboard price increase was offset partially by unfavorable mix changes in our corrugated products, higher medium costs, and decreases in sales prices and volumes of newsprint.

Paper. Segment income from operations was $19.7 million during the three months ended March 31, 2013, compared with $33.9 million for the three months ended March 31, 2012. Income from operations was negatively affected by lower sales prices and volumes of uncoated freesheet, $3.8 million of incremental depreciation expense at International Falls, Minnesota, offset partially by $15.4 million and $2.5 million of lower fiber and chemical costs, respectively, as discussed above.

Other

Income taxes. For the three months ended March 31, 2013 and 2012, we recorded $1.4 million of income tax benefit and income tax expense of $13.2 million, respectively, and had effective tax rates of 54.0% and 38.2%, respectively. In 2013, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of recording the 2012 benefit related to the American Tax Relief Act in first quarter 2013, when the Act was enacted. We recorded the benefit as a discrete item. In 2012, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state taxes.

Liquidity and Capital Resources

During the three months ended March 31, 2013, we generated $39.9 million of cash from operations, invested $26.6 million in property and equipment, and repaid $5.0 million of long-term debt. At March 31, 2013, we had $57.4 million of cash and cash equivalents and $493.0 million of liquidity from unused borrowing capacity under our revolving credit facility, net of letters of credit. Our cash equivalents are invested in bank deposits and money market funds that are broadly diversified in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

We believe that our cash, as well as our cash flows from operations and the available borrowing capacity under our revolving credit facility, will be adequate to provide cash as required to support our ongoing operations, property and equipment expenditures, pension contributions, and debt service obligations for at least the next 12 months.

Sources and Uses of Cash

We generate cash primarily from sales of our products and from short- and long-term borrowings, as well as from the sale of nonstrategic assets. Our principal operating cash expenditures are for fiber, compensation, chemicals, energy, and interest. In addition to paying for ongoing operating costs, we use cash to invest in our business, return capital to shareholders, fund pension obligations, repay debt, and meet our contractual obligations and commercial commitments. Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities (including a sensitivity analysis related to our sources and uses of cash from/for operating activities), investment activities, and financing activities (dollars in millions):

	Three Months Ended March 31
	2013	2012
Cash provided by operations	$39.9	$31.5
Cash used for investment	(26.2)	(22.5)
Cash used for financing	(6.0)	(51.3)

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. During the three months ended March 31, 2013 and 2012, our operating activities provided $39.9 million and $31.5 million of cash, respectively. Compared with the three months ended March 31, 2012, cash provided by operations increased primarily as a result of a $27.7 million decrease in cash used for working capital and a $9.0 million decrease in pension contributions, offset partially by lower income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our lower operating results.

Working capital increased $4.7 million during the three months ended March 31, 2013, compared with an increase of $32.4 million during the three months ended March 31, 2012. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The increase in working capital during the three months ended March 31, 2013, related primarily to increased accounts receivable and inventory, offset partially by increased accounts payable. Accounts receivable increased during the three months ended March 31, 2013, as the March month-end fell on a Sunday, affecting the timing of collections. Inventory increased in the same period due primarily to a build of inventory in anticipation of the planned annual maintenance outages during second quarter 2013. Compared with December 2012, higher interest accruals on our senior notes, combined with increased payables due to the cold outage at our mill in DeRidder, Louisiana, during first quarter, contributed to the increase in accounts payable during the three months ended March 31, 2013.

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

Investment Activities

Cash investment activities used $26.2 million and $22.5 million for the three months ended March 31, 2013 and 2012, respectively. In each period, these expenditures related primarily to expenditures for property and equipment.

We expect capital investments in 2013 to be between $152 million and $162 million, excluding acquisitions and major capital expansions. This level of capital investment represents an increase from prior years, mostly related to planned cost-reduction and improvement projects in our corrugated operations. In addition, we recently approved the planned conversion of our idled newsprint machine at our mill in DeRidder, Louisiana, to produce lightweight linerboard and corrugating medium and install an old corrugated container, or OCC, pulping facility at the mill. We expect to invest between $110 million and $120 million on the conversion and OCC pulping facility, of which we expect to spend $35 million to $40 million in 2013, with the remaining amounts invested in 2014. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. Of the amount we expect to spend for capital investments in 2013, approximately $7 million relates to environmental compliance requirements. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. Our preliminary estimates indicate we will incur additional capital spending of $33 to $38 million for compliance with Boiler MACT rules at our paper mills over the next three years, which includes the $7 million we expect to spend in 2013, as discussed above. For additional information, see the discussion under the heading "Environmental" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K.

Financing Activities

Cash used for financing activities was $6.0 million for the three months ended March 31, 2013, compared with $51.3 million of cash used by financing activities for the same period in 2012. Financing activities for the three months ended March 31, 2013, related primarily to $5.0 million of debt repayments. Financing activities for the three months ended March 31, 2012, included $47.5 million of cash used to pay our shareholders a special divided and $2.5 million of long-term debt repayments.

For additional information related to our borrowings, see Note 8, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K and Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading "Contractual Obligations" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. At March 31, 2013, there have been no material changes to our contractual obligations from those disclosed in our 2012 Form 10-K.

Off-Balance-Sheet Activities

At March 31, 2013, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q describes the nature of our guarantees and the events or circumstances that would require us to perform under the guarantees.

Environmental

For information on environmental issues, see the discussion under the heading "Environmental" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. At March 31, 2013, there have been no material changes to our environmental information from that disclosed in our 2012 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading "Critical Accounting Estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2012 Form 10-K. At March 31, 2013, there have been no material changes to our critical accounting estimates from those disclosed in our 2012 Form 10-K.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 17, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found under the caption "Liquidity and Capital Resources" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. At March 31, 2013, there have been no material changes in our exposure to market risk from those disclosed in our 2012 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during the quarter ended March 31, 2013, that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the "Executive Summary" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission (SEC). During the three months ended March 31, 2013, there have been no material changes to the risk factors presented in "Part I, Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2012. We do not assume any obligation to update any forward-looking statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made during the three months ended March 31, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	—	$—	—	$—
February 1-28, 2013	—	—	—	—
March 1-31, 2013 (a)	18,947	8.87	—	—
Total	18,947	$8.87	—	$28,576,285
 ____________

(a)	During March 2013, we withheld 18,947 shares to satisfy employee tax withholding obligations that arose on the vesting of restricted stock awarded under the Boise Inc. Incentive and Performance Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Date: May 2, 2013

BOISE INC.
BZ INTERMEDIATE HOLDINGS LLC
INDEX TO EXHIBITS
Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Exhibit Number	Filing Date

11	Presented in Footnote 3, Net Income (Loss) Per Common Share, to Condensed Notes to Unaudited Quarterly Consolidated Financial Statements				X

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

101	Financial Statements in XBRL Format				X