Form 10-Q
period 2013-06-30
BOISE INC.; BZ INTERMEDIATE HOLDINGS LLC
filed 2013-08-01
CIK 1391390, 1475448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

There were 100,882,326 common shares, $0.0001 per share par value, of Boise Inc. outstanding as of July 24, 2013.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Boise Inc.
Consolidated Statements of Operations
(unaudited, dollars and shares in thousands, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Sales
Trade	$604,821	$618,585	$1,196,142	$1,252,113
Related party	16,843	19,255	32,540	30,573
	621,664	637,840	1,228,682	1,282,686

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	495,689	507,343	991,958	1,009,642
Fiber costs from related party	5,319	4,466	11,465	9,412
Depreciation, amortization, and depletion	43,891	37,303	87,319	74,859
Selling and distribution expenses	33,764	30,568	62,613	61,210
General and administrative expenses	19,693	20,035	38,616	40,043
Restructuring costs	9,011	—	9,474	—
Other (income) expense, net	1,930	381	1,798	81
	609,297	600,096	1,203,243	1,195,247

Income from operations	12,367	37,744	25,439	87,439

Foreign exchange gain (loss)	(415)	102	(756)	259
Interest expense	(15,456)	(15,433)	(30,875)	(30,798)
Interest income	7	54	34	98
	(15,864)	(15,277)	(31,597)	(30,441)

Income (loss) before income taxes	(3,497)	22,467	(6,158)	56,998
Income tax (provision) benefit	1,289	(8,805)	2,725	(21,998)
Net income (loss)	$(2,208)	$13,662	$(3,433)	$35,000

Weighted average common shares outstanding:
Basic	100,531	100,116	100,387	99,584
Diluted	100,531	101,008	100,387	101,182

Net income (loss) per common share:
Basic	$(0.02)	$0.14	$(0.03)	$0.35
Diluted	$(0.02)	$0.14	$(0.03)	$0.35
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$(2,208)	$13,662	$(3,433)	$35,000
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of $69, $0, $29, and $0, respectively	(195)	(2,307)	(423)	(1,452)
Cash flow hedges:
Change in fair value, net of tax of ($671), $913, $367, and ($475), respectively	(1,069)	1,459	587	(756)
(Gain) loss included in net income, net of tax of $64, $380, $2, and $891, respectively	101	604	3	1,421
Amortization of actuarial loss and prior service cost for defined benefit pension plans, net of tax of $845, $993, $1,670, and $2,012, respectively	1,349	1,585	2,665	3,210
Other, net of tax of ($14), ($2), ($29), and ($6), respectively	(24)	(5)	(48)	(10)
	162	1,336	2,784	2,413

Comprehensive income (loss)	$(2,046)	$14,998	$(649)	$37,413
See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	June 30, 2013	December 31, 2012
ASSETS

Current
Cash and cash equivalents	$61,086	$49,707
Receivables
Trade, less allowances of $1,349 and $1,382	254,348	240,459
Other	9,861	8,267
Inventories	288,707	294,484
Deferred income taxes	10,068	17,955
Prepaid and other	14,139	8,828
	638,209	619,700

Property
Property and equipment, net	1,212,663	1,223,001
Fiber farms	25,113	24,311
	1,237,776	1,247,312

Deferred financing costs	24,380	26,677
Goodwill	160,132	160,130
Intangible assets, net	142,018	147,564
Other assets	6,629	7,029
Total assets	$2,209,144	$2,208,412

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Balance Sheets (continued)
(unaudited, dollars and shares in thousands, except per-share data)

	June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Current portion of long-term debt	$15,000	$10,000
Accounts payable	203,202	185,078
Accrued liabilities
Compensation and benefits	65,386	70,950
Interest payable	10,529	10,516
Other	25,158	20,528
	319,275	297,072

Debt
Long-term debt, less current portion	760,000	770,000

Other
Deferred income taxes	189,918	198,370
Compensation and benefits	116,153	121,682
Other long-term liabilities	73,990	73,102
	380,061	393,154

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.0001 par value per share: 1,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share: 250,000 shares authorized; 100,884 and 100,503 shares issued and outstanding	12	12
Treasury stock, 21,151 shares held	(121,423)	(121,423)
Additional paid-in capital	871,065	868,840
Accumulated other comprehensive income (loss)	(98,520)	(101,304)
Retained earnings	98,674	102,061
Total stockholders' equity	749,808	748,186

Total liabilities and stockholders' equity	$2,209,144	$2,208,412

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Inc.
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Six Months Ended June 30
	2013	2012
Cash provided by (used for) operations
Net income (loss)	$(3,433)	$35,000
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	89,793	77,190
Share-based compensation expense	3,076	2,729
Pension expense	3,020	5,474
Deferred income taxes	(2,624)	12,610
Restructuring costs	9,992	—
Other	1,400	(43)
Decrease (increase) in working capital
Receivables	(15,731)	(12,050)
Inventories	2,566	(20,224)
Prepaid expenses	(2,127)	(4,869)
Accounts payable and accrued liabilities	1,040	(14,061)
Current and deferred income taxes	(689)	7,452
Pension payments	(5,091)	(18,191)
Other	404	2,110
Cash provided by operations	81,596	73,127
Cash provided by (used for) investment
Expenditures for property and equipment	(64,595)	(52,457)
Other	690	586
Cash used for investment	(63,905)	(51,871)
Cash provided by (used for) financing
Payments of long-term debt	(5,000)	(5,000)
Payments of special dividend	—	(47,483)
Other	(1,312)	(6,267)
Cash used for financing	(6,312)	(58,750)
Increase (decrease) in cash and cash equivalents	11,379	(37,494)
Balance at beginning of the period	49,707	96,996
Balance at end of the period	$61,086	$59,502

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Operations
(unaudited, dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Sales
Trade	$604,821	$618,585	$1,196,142	$1,252,113
Related party	16,843	19,255	32,540	30,573
	621,664	637,840	1,228,682	1,282,686

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	495,689	507,343	991,958	1,009,642
Fiber costs from related party	5,319	4,466	11,465	9,412
Depreciation, amortization, and depletion	43,891	37,303	87,319	74,859
Selling and distribution expenses	33,764	30,568	62,613	61,210
General and administrative expenses	19,693	20,035	38,616	40,043
Restructuring costs	9,011	—	9,474	—
Other (income) expense, net	1,930	381	1,798	81
	609,297	600,096	1,203,243	1,195,247

Income from operations	12,367	37,744	25,439	87,439

Foreign exchange gain (loss)	(415)	102	(756)	259
Interest expense	(15,456)	(15,433)	(30,875)	(30,798)
Interest income	7	54	34	98
	(15,864)	(15,277)	(31,597)	(30,441)

Income (loss) before income taxes	(3,497)	22,467	(6,158)	56,998
Income tax (provision) benefit	1,289	(8,805)	2,725	(21,998)
Net income (loss)	$(2,208)	$13,662	$(3,433)	$35,000

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Comprehensive Income
(unaudited, dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$(2,208)	$13,662	$(3,433)	$35,000
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax of $69, $0, $29, and $0, respectively	(195)	(2,307)	(423)	(1,452)
Cash flow hedges:
Change in fair value, net of tax of ($671), $913, $367, and ($475), respectively	(1,069)	1,459	587	(756)
(Gain) loss included in net income, net of tax of $64, $380, $2, and $891, respectively	101	604	3	1,421
Amortization of actuarial loss and prior service cost for defined benefit pension plans, net of tax of $845, $993, $1,670, and $2,012, respectively	1,349	1,585	2,665	3,210
Other, net of tax of ($14), ($2), ($29), and ($6), respectively	(24)	(5)	(48)	(10)
	162	1,336	2,784	2,413

Comprehensive income (loss)	$(2,046)	$14,998	$(649)	$37,413

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets
(unaudited, dollars in thousands)

	June 30, 2013	December 31, 2012
ASSETS

Current
Cash and cash equivalents	$61,086	$49,707
Receivables
Trade, less allowances of $1,349 and $1,382	254,348	240,459
Other	9,861	8,267
Inventories	288,707	294,484
Deferred income taxes	11,997	17,955
Prepaid and other	14,139	8,828
	640,138	619,700

Property
Property and equipment, net	1,212,663	1,223,001
Fiber farms	25,113	24,311
	1,237,776	1,247,312

Deferred financing costs	24,380	26,677
Goodwill	160,132	160,130
Intangible assets, net	142,018	147,564
Other assets	6,629	7,029
Total assets	$2,211,073	$2,208,412

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Balance Sheets (continued)
(unaudited, dollars in thousands)

	June 30, 2013	December 31, 2012
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$15,000	$10,000
Accounts payable	203,202	185,078
Accrued liabilities
Compensation and benefits	65,386	70,950
Interest payable	10,529	10,516
Other	25,158	20,528
	319,275	297,072

Debt
Long-term debt, less current portion	760,000	770,000

Other
Deferred income taxes	183,300	189,823
Compensation and benefits	116,153	121,682
Other long-term liabilities	74,040	73,152
	373,493	384,657

Commitments and contingent liabilities

Capital
Business unit equity	856,825	857,987
Accumulated other comprehensive income (loss)	(98,520)	(101,304)
	758,305	756,683

Total liabilities and capital	$2,211,073	$2,208,412

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

BZ Intermediate Holdings LLC
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Six Months Ended June 30
	2013	2012
Cash provided by (used for) operations
Net income (loss)	$(3,433)	$35,000
Items in net income (loss) not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	89,793	77,190
Share-based compensation expense	3,076	2,729
Pension expense	3,020	5,474
Deferred income taxes	(2,624)	12,610
Restructuring costs	9,992	—
Other	1,400	(43)
Decrease (increase) in working capital
Receivables	(15,731)	(12,050)
Inventories	2,566	(20,224)
Prepaid expenses	(2,127)	(4,869)
Accounts payable and accrued liabilities	1,040	(14,061)
Current and deferred income taxes	(689)	7,452
Pension payments	(5,091)	(18,191)
Other	404	2,110
Cash provided by operations	81,596	73,127
Cash provided by (used for) investment
Expenditures for property and equipment	(64,595)	(52,457)
Other	690	586
Cash used for investment	(63,905)	(51,871)
Cash provided by (used for) financing
Payments of long-term debt	(5,000)	(5,000)
Payments (to) from Boise Inc., net	(1,100)	(52,440)
Other	(212)	(1,310)
Cash used for financing	(6,312)	(58,750)
Increase (decrease) in cash and cash equivalents	11,379	(37,494)
Balance at beginning of the period	49,707	96,996
Balance at end of the period	$61,086	$59,502

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Boise Inc. is a large, diverse manufacturer and seller of packaging and paper products. Our operations began in February 2008. We are headquartered in Boise, Idaho, and we operate largely in the United States but also have operations in Europe, Mexico, and Canada. We manufacture and sell corrugated containers and sheets, protective packaging products and papers associated with packaging, such as label and release papers, and newsprint. We manufacture linerboard, which when combined with corrugating medium is used in the manufacture of corrugated sheets and containers. The term containerboard is used to describe linerboard, corrugating medium, or a combination of the two. We also manufacture communication papers such as office papers, commercial printing papers, envelopes, and forms.

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

2. Restructuring Costs

2013 Restructuring Costs

In May 2013, we announced our decision to shut down two paper machines and an off-machine coater at our mill in International Falls, Minnesota. These closures, which we expect to occur in early fourth quarter 2013, will reduce our annual uncoated freesheet capacity by approximately 115,000 tons, or 9%. This decision will result in the loss of approximately 300 jobs. During the three months ended June 30, 2013, we recorded $13.3 million of pretax restructuring costs, of which $12.3 million was recorded in our Paper segment and related primarily to this decision. We recorded $1.0 million of costs in our Packaging segment related to restructuring activities in connection with our recently announced project to convert a machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium. In addition to the amounts recorded in "Restructuring costs" on our Consolidated Statements of Operations, we recorded $4.0 million of other restructuring costs that related primarily to inventory write-downs in "Materials, labor, and other operating expenses (excluding depreciation)", during the three and six months ended June 30, 2013.

During the three and six months ended June 30, 2013, we recognized $5.5 million and $10.8 million, respectively, of incremental depreciation expense related to shortening the useful lives of some of our assets, primarily at International Falls, Minnesota.

An analysis of the restructuring costs for the three and six months ended June 30, 2013, is as follows (in thousands):

	Noncash	Cash (a)	Total Costs
Employee-related and other costs	$—	$7,023	$7,023
Inventory write-down	3,960	—	3,960
Asset write-down	2,016	—	2,016
Pension curtailment loss	271	—	271
	$6,247	$7,023	$13,270
___________

(a)
These costs were recorded in "Accrued liabilities, Compensation and benefits" on our Consolidated Balance Sheet. We expect to pay most of these costs in the second half of 2013 and the remainder in the first half of 2014. In addition to the restructuring costs, above, we expect to incur approximately $0.9 million of additional employee-related and other costs in 2013 and 2014 that will be recognized as a period expense when incurred.

2012 Restructuring Costs

In December 2012, we ceased paper production on our one remaining paper machine at our St. Helens, Oregon, paper mill. This reduced our annual uncoated freesheet capacity by almost 60,000 tons and resulted in the loss of approximately 100 jobs, primarily at the mill. During the three and six months ended June 30, 2012, St. Helens sales were $17.5 million and $35.6 million, respectively. The St. Helens operations had an insignificant impact on income during those periods. Accrued severance costs at January 1, 2013, were approximately $5.1 million, and we have paid all but an insignificant amount as of June 30, 2013. For more information, see Note 3, St. Helens Charges, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

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

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$(2,208)	$13,662	$(3,433)	$35,000
Weighted average number of common shares for basic net income (loss) per common share	100,531	100,116	100,387	99,584
Incremental effect of dilutive common stock equivalents (a):
Restricted stock and restricted stock units	—	680	—	1,362
RONOA performance awards	—	211	—	235
Total Stockholder Return (TSR) market-condition awards	—	—	—	—
Stock options	—	1	—	1
Weighted average number of common shares for diluted net income (loss) per common share	100,531	101,008	100,387	101,182

Net income (loss) per common share:
Basic	$(0.02)	$0.14	$(0.03)	$0.35
Diluted	$(0.02)	$0.14	$(0.03)	$0.35
____________

(a)
During the three and six months ended June 30, 2013, we excluded a weighted average 0.8 million and 1.0 million potentially dilutive shares, respectively, from the diluted net income (loss) per share calculation as they would have been antidilutive or were out-of-the-money. During the three and six months ended June 30, 2012, we excluded 0.8 million and 0.3 million potentially dilutive shares, respectively, as they would have been antidilutive or were out-of-the-money.

4. Income Taxes

For the three and six months ended June 30, 2013, we recorded $1.3 million and $2.7 million of income tax benefit and had an effective tax rate of 36.9% and 44.3%, respectively. During the three and six months ended June 30, 2013, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of lower income from operations, discrete items, and the effect of state taxes.

For the three and six months ended June 30, 2012, we recorded $8.8 million and $22.0 million of income tax expense and had an effective tax rate of 39.2% and 38.6%, respectively. During the three and six months ended June 30, 2012, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state taxes.

Uncertain Income Tax Positions

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We recognize interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Operations. Interest expense and penalties relating to uncertain tax positions were nominal for all periods presented. During the three and six months ended June 30, 2013, there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

As of June 30, 2013, we had not recognized U.S. deferred income taxes on our cumulative total of undistributed earnings for non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to indefinitely reinvest those earnings in operations outside the United States.

During the six months ended June 30, 2013, cash paid for taxes, net of refunds received, was $0.2 million. Refunds received, net of cash paid for taxes, were $0.7 million during the six months ended June 30, 2012.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. All of our goodwill is recorded in our Packaging segment. At both June 30, 2013, and December 31, 2012, the carrying amount of goodwill was $160.1 million. Goodwill is affected by foreign currency translation.

Intangible Assets

Intangible assets consist of customer relationships, trademarks and trade names, technology, and noncompete agreements. We had $142.0 million and $147.6 million of intangible assets at June 30, 2013, and December 31, 2012, net of $30.8 million and $26.3 million of accumulated amortization, respectively. During the three months ended June 30, 2013 and 2012, we recorded intangible asset amortization of $2.5 million and $3.0 million, respectively. During the six months ended June 30, 2013 and 2012, we recorded intangible asset amortization of $5.3 million and $6.3 million, respectively. Foreign intangible assets are affected by foreign currency translation.

6. Debt

At June 30, 2013, and December 31, 2012, our long-term debt and the interest rates on that debt were as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Interest Rate	Amount	Interest Rate
Revolving credit facility, due 2016	$—	—%	$5,000	2.21%
Tranche A term loan, due 2016	175,000	2.20	175,000	2.22
9% senior notes, due 2017	300,000	9.00	300,000	9.00
8% senior notes, due 2020	300,000	8.00	300,000	8.00
Long-term debt	775,000	7.08	780,000	7.05
Current portion of long-term debt	(15,000)	2.20	(10,000)	2.22
Long-term debt, less current portion	$760,000	7.17%	$770,000	7.11%

As of June 30, 2013, our debt consisted of the following:

•
The Revolving Credit Facility: A five-year nonamortizing $500 million senior secured revolving credit facility with variable annual interest. In addition to paying interest, we pay an annual commitment fee for undrawn amounts at a rate of either 0.35% or 0.50% depending on our total leverage ratio.

•	The Tranche A Term Loan Facility (Term Loan Facility): A five-year amortizing $200 million senior secured loan facility with variable annual interest.

•	The 9% Senior Notes: An eight-year nonamortizing $300 million senior unsecured debt obligation with fixed annual interest of 9%.

•	The 8% Senior Notes: A ten-year nonamortizing $300 million senior unsecured debt obligation with fixed annual interest of 8%.

Under our Credit Facilities (the Revolving Credit Facility together with the Term Loan Facility) we elect whether interest on our Term Loan and, separately, interest under any Revolving Credit Facility is based on an alternative base rate or the London Interbank Offered Rate (LIBOR), plus an applicable spread based on our total leverage ratio. Our total leverage ratio is essentially our total net debt divided by our trailing four quarters of Adjusted Consolidated EBITDA (as defined in the Credit Agreement). Based on our current one-month LIBOR election, at June 30, 2013, the interest rate on our Credit Facilities was LIBOR plus 200 basis points, and we pay interest on the Credit Facilities monthly in arrears.

At June 30, 2013, we had no borrowings outstanding under our Revolving Credit Facility and had availability of $493.0 million, which is net of outstanding letters of credit of $7.0 million. The maximum borrowings under our Revolving Credit Facility for the six months ended June 30, 2013, was $5.0 million, and the weighted average was $0.7 million. For the six months ended June 30, 2013, the average interest rate for our outstanding borrowings under our Revolving Credit Facility was 2.21%.

The Credit Facilities and Senior Note indentures contain certain restrictions relating to dividend payments, capital expenditures, financial ratios, guarantees, and the incurrence of additional indebtedness, which are discussed in Note 8, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K. Under our Credit Facilities and the indentures governing our Senior Notes, a dividend may be paid if it does not exceed our permitted restricted payment amount, which is calculated as the sum of 50% of our net income for distributions, together with other amounts as specified in the Credit Facilities and indentures. At June 30, 2013, the available restricted payment amount under our 8% Senior Notes indenture, which is more restrictive than our Credit Agreement and our 9% Senior Notes indenture, was approximately $108.3 million. To the extent we do not have adequate surplus or net profits, or available restricted payment amounts, we will be prohibited from paying dividends.

The Credit Facilities require the proceeds from asset sales, subject to specified exceptions and casualty insurance, be used to pay down outstanding borrowings.

As of June 30, 2013, required debt principal repayments were as follows (dollars in thousands):

	Remaining
	2013	2014	2015	2016	2017	Thereafter
Required debt principal repayments	$5,000	$20,000	$30,000	$120,000	$300,000	$300,000

For the six months ended June 30, 2013 and 2012, cash payments for interest were $28.4 million and $28.7 million, respectively.

With the exception of the Credit Facilities, our debt is fixed-rate debt. At June 30, 2013, the book value of our fixed-rate debt was $600.0 million, and the fair value was estimated to be $637.9 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 1 inputs), discussed further in Note 7, Financial Instruments.

7. Financial Instruments

Our primary objective in holding derivative financial instruments is to manage cash flow risk. We do not use derivative instruments for speculative purposes.

We enter into transactions to hedge the variable cash flow risk of natural gas purchases. At June 30, 2013, these derivatives included caps and call spreads, which we account for as economic hedges, and swaps, which are designated and accounted for as cash flow hedges. As of June 30, 2013, we had entered into derivative instruments related to the following approximate percentages of our forecasted natural gas purchases:

	July 2013 Through October 2013	November 2013 Through March 2014	April 2014 Through October 2014	November 2014 Through March 2015	April 2015 Through October 2015	November 2015 Through March 2016	April 2016 Through October 2016
Approximate percent hedged	79%	58%	50%	43%	37%	15%	21%

Economic Hedges

For derivative instruments that are not designated as cash flow hedges for accounting purposes, the gain or loss on the derivatives is recognized in "Materials, labor, and other operating expenses (excluding depreciation)" in the Consolidated Statements of Operations. During the three and six months ended June 30, 2013 and 2012, we recognized an insignificant amount of expense and/or income related to natural gas contracts we account for as economic hedges.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets and is recognized in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations in the period in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the instruments is reclassified out of accumulated other comprehensive income (loss) to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable. At June 30, 2013, and December 31, 2012, we had $0.6 million and $1.2 million of losses, respectively, net of tax, recorded in "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets related to our natural gas contracts.

The effects of our cash flow hedging instruments on our Consolidated Balance Sheets and Consolidated Statements of Operations were as follows (dollars in thousands):

	(Gain) Loss Recognized in Accumulated Other Comprehensive Income				Loss Reclassified From Accumulated Other Comprehensive Income Into Earnings
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2013 (a)	2012	2013	2012	2013	2012	2013	2012
Natural gas contracts	$1,740	$(2,372)	$(954)	$1,231	$165	$984	$5	$2,312
____________

(a)	Based on June 30, 2013, pricing, the estimated income, net of tax, to be recognized in earnings during the next 12 months is $0.6 million.

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

Fair Values of Derivative Instruments

At June 30, 2013, and December 31, 2012, the fair value of our financial instruments was determined based on New York Mercantile Exchange (NYMEX) price quotations under the terms of the contracts, using current market information as of the reporting date. The derivatives were valued by us using third-party valuations based on quoted prices for similar assets and liabilities. Accordingly, all of our fair value measurements use Level 2 inputs.

We offset asset and liability balances, by counterparty, where legal right of offset exists. Our derivative contracts provide for netting of like transactions in the event a counterparty defaults or upon termination. No collateral was received or pledged in connection with these agreements. The following table presents the fair value of these instruments at June 30, 2013, and December 31, 2012 (dollars in thousands):

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
	June 30, 2013
Instruments in a net liability position, by counterparty (a)
Cash flow hedges	$(1,510)	$103	$(1,407)
Economic hedges	(2,457)	352	(2,105)
Total	$(3,967)	$455	$(3,512)

	December 31, 2012
Instruments in a net liability position, by counterparty (a)
Cash flow hedges	$(2,568)	$203	$(2,365)
Economic hedges	(2,582)	385	(2,197)
Total	$(5,150)	$588	$(4,562)
____________

(a)
At June 30, 2013, $1.9 million was recorded in "Accrued liabilities, Other" and $1.6 million was recorded in "Other long-term liabilities." At December 31, 2012, amounts were $4.1 million and $0.5 million, respectively.

8. Retirement and Benefit Plans

The components of net periodic benefit cost are as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$558	$705	$1,131	$1,440
Interest cost	5,957	6,157	11,936	12,325
Expected return on plan assets	(7,308)	(6,803)	(14,653)	(13,579)
Amortization of actuarial loss	2,194	2,576	4,335	5,217
Amortization of prior service costs and other	—	2	—	5
Curtailment loss	271	66	271	66
Net periodic benefit cost	$1,672	$2,703	$3,020	$5,474

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

Shares issued pursuant to awards under the Plan are from our authorized but unissued shares or from treasury shares. The maximum number of shares approved for grant under the Plan is 17.2 million shares. As of June 30, 2013, 7.8 million shares remained available for future issuance under the Plan. Share-based compensation costs in BZ Intermediate's financial statements represent expenses for restricted stock, restricted stock units, stock options, and performance units of Boise Inc., which have been pushed down to BZ Intermediate for accounting purposes. Additional information regarding the Plan and awards can be found in Note 11, Share-Based Compensation, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

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

Market-condition awards, or TSR awards, have been granted to members of management. Each TSR award reflects a target number of shares that may be issued to the award recipient. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on total stockholder return relative to a set of comparator companies. Market-condition awards represent a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied; therefore, these awards have a lower fair value than those that vest based primarily on the passage of time. Compensation expense is required to be recognized for these awards regardless of when, if ever, the market condition is satisfied. Compensation expense is recorded over the awards' vesting period.

The following table presents the range of assumptions used to calculate, using a Monte Carlo simulation, the fair value of the TSR awards granted during the six months ended June 30, 2013:

Expected volatility	43.79%	-	44.62%
Stock price on grant date	$8.63	-	$8.87
Risk-free interest rate	0.37%	-	0.39%
Expected term (years)	2.5	-	2.8
Expected dividend yield	—%	-	—%

The following table presents restricted stock, RONOA performance award, and TSR award activity for the six months ended June 30, 2013 (shares in thousands):

	Restricted Stock		RONOA Performance Awards		TSR Market-Condition Awards
	Nonvested Shares	Weighted Average Grant-Date Fair Value	Nonvested Shares	Weighted Average Grant-Date Fair Value	Nonvested Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012 (a)	636	$6.66	489	$7.90	—	$—
Granted	422	8.61	264	8.69	236	8.54
Vested	(231)	8.52	(93)	8.53	—	—
Forfeited	(8)	8.48	(4)	8.50	—	—
Outstanding at June 30, 2013 (a)	819	$7.12	656	$8.13	236	$8.54
____________
(a)    Outstanding awards include all nonvested and nonforfeited awards.

Stock Options

In 2012 and 2011, we granted nonqualified stock options to members of management. The stock options generally vest and become exercisable over three years. Our stock options generally have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date. No options were granted during the six months ended June 30, 2013.
The following is a summary of our stock option activity (number of options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	841	$8.34
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2013	841	$8.34	8.3	$169
Exercisable at June 30, 2013	335	$8.37	8.2	$57
Vested and expected to vest at June 30, 2013	825	$8.34	8.3	$165

Compensation Expense

Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total recognized share-based compensation expense, net of estimated forfeitures, is as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Restricted stock	$828	$771	$1,277	$1,604
RONOA performance awards	500	462	972	705
TSR market-condition awards	153	—	180	—
Stock options	271	262	647	420
Total share-based compensation expense	$1,752	$1,495	$3,076	$2,729

The unrecognized compensation expense for all share-based awards at June 30, 2013, is as follows (dollars in thousands):

	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$4,306	2.0
RONOA performance awards	3,140	1.8
TSR market-condition awards	1,685	2.7
Stock options	1,394	1.5
Total unrecognized share-based compensation expense	$10,525	2.0

10. Stockholders' Equity

The following tables detail the changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2013 and 2012, respectively.

	Changes in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2013
	Foreign Currency Translation Adjustments	Effective Portion of Cash Flow Hedges	Pension Benefits	Other	Total
Beginning balance	$(530)	$328	$(98,792)	$312	$(98,682)
Other comprehensive income (loss) before reclassification, net of tax	(195)	(1,069)	—	—	(1,264)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	101	1,349	(24)	1,426
Ending balance	$(725)	$(640)	$(97,443)	$288	$(98,520)

	Changes in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2012
	Foreign Currency Translation Adjustments	Effective Portion of Cash Flow Hedges	Pension Benefits	Other	Total
Beginning balance	$503	$(5,100)	$(116,516)	$228	$(120,885)
Other comprehensive income (loss) before reclassification, net of tax	(2,307)	1,459	—	—	(848)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	604	1,585	(5)	2,184
Ending balance	$(1,804)	$(3,037)	$(114,931)	$223	$(119,549)

	Changes in Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2013
	Foreign Currency Translation Adjustments	Effective Portion of Cash Flow Hedges	Pension Benefits	Other	Total
Beginning balance	$(302)	$(1,230)	$(100,108)	$336	$(101,304)
Other comprehensive income (loss) before reclassification, net of tax	(423)	587	—	—	164
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3	2,665	(48)	2,620
Ending balance	$(725)	$(640)	$(97,443)	$288	$(98,520)

	Changes in Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2012
	Foreign Currency Translation Adjustments	Effective Portion of Cash Flow Hedges	Pension Benefits	Other	Total
Beginning balance	$(352)	$(3,702)	$(118,141)	$233	$(121,962)
Other comprehensive income (loss) before reclassification, net of tax	(1,452)	(756)	—	—	(2,208)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,421	3,210	(10)	4,621
Ending balance	$(1,804)	$(3,037)	$(114,931)	$223	$(119,549)

	Reclassifications Out of Accumulated Other Comprehensive Income
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
(Gains) losses on cash flow hedges
Natural gas contracts (a)	$165	$984	$5	$2,312
Tax benefit	(64)	(380)	(2)	(891)
Net of tax	$101	$604	$3	$1,421

Pension benefits
Amortization of prior service cost	$—	$2	$—	$5
Amortization of actuarial loss	2,194	2,576	4,335	5,217
Total before tax (b)	2,194	2,578	4,335	5,222
Tax benefit	(845)	(993)	(1,670)	(2,012)
Net of tax	$1,349	$1,585	$2,665	$3,210

Other	$(38)	$(7)	$(77)	$(16)
Tax expense	14	2	29	6
Net of tax	$(24)	$(5)	$(48)	$(10)
____________

(a)	Amounts are recorded in "Materials, labor and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

(b)	Amounts are included in the computation of net periodic pension cost. For additional information, see Note 8, Retirement and Benefit Plans.

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

Inventories included the following (dollars in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$152,829	$150,496
Work in process	43,096	41,575
Fiber	27,600	35,840
Other raw materials and supplies	65,182	66,573
	$288,707	$294,484

12. Property and Equipment

Property and equipment consisted of the following asset classes (dollars in thousands):

	June 30, 2013	December 31, 2012
Land	$28,842	$28,899
Buildings and improvements	266,628	260,607
Machinery and equipment	1,515,468	1,479,212
Construction in progress	68,430	46,538
	1,879,368	1,815,256
Less accumulated depreciation	(666,705)	(592,255)
	$1,212,663	$1,223,001

Depreciation expense for the three months ended June 30, 2013 and 2012, was $39.5 million and $32.8 million, respectively. During the six months ended June 30, 2013 and 2012, depreciation expense was $78.1 million and $65.4 million, respectively. We periodically assess the estimated useful lives of our assets. Changes in circumstances, such as changes to our operational or capital strategy, changes in regulations, or technological advances, may result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of assets requires judgment and constitutes a change in accounting estimate, which is accounted for prospectively by adjusting or accelerating depreciation and amortization rates. During the three and six months ended June 30, 2013, we recognized $5.5 million and $10.8 million, respectively, of incremental depreciation expense related to shortening the useful lives of some of our assets, primarily at International Falls, Minnesota. See Note 2, Restructuring Costs, for more information.

At June 30, 2013 and December 31, 2012, purchases of property and equipment included in accounts payable were $20.2 million and $10.8 million, respectively.

13. Leases

We lease some of our facilities, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $7.3 million and $7.7 million for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, rental expense was $14.2 million and $14.7 million, respectively. Sublease rental income was not material in any of the periods presented.

14. Concentrations of Risk

Business

Our largest customer is OfficeMax Incorporated (OfficeMax). Although we expect our long-term business relationship with OfficeMax to continue, the relationship exposes us to a significant concentration of business and financial risk. Sales to OfficeMax were $117.3 million and $121.9 million, respectively, during the three months ended June 30, 2013 and 2012, representing 19% of total sales for both periods. Sales to OfficeMax were $235.1 million and $251.9 million, respectively, during the six months ended June 30, 2013 and 2012, representing 19% and 20% of total sales for those periods. At June 30, 2013, and December 31, 2012, we had $38.8 million and

$39.5 million, respectively, of accounts receivable due from OfficeMax, which represented 15% and 16%, respectively, of our total company receivables.

In July 2013, OfficeMax and Office Depot shareholders voted in favor of merging the two companies. Our paper purchase agreement with OfficeMax provides that it would survive the merger with respect to the office paper requirements of the legacy OfficeMax business. We cannot predict how the merger, if finalized, would affect the financial condition of the combined company, the paper requirements of the legacy OfficeMax business, or the effects the combined company would have on the pricing and competition for office papers. Significant reductions in paper purchases from OfficeMax (or the post-merger entity) would cause us to expand our customer base and could potentially decrease our profitability if new customer sales required either a decrease in our pricing and/or an increase in our cost of sales. Any significant deterioration in the financial condition of OfficeMax (or the post-merger entity) affecting the ability to pay or causing a significant change in the willingness to purchase our products or a significant deterioration in the financial condition of OfficeMax that affects their ability to pay could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

Labor

At June 30, 2013, we had approximately 5,200 employees, and approximately 50% of these employees worked pursuant to collective bargaining agreements. Approximately 1% of our employees work pursuant to collective bargaining agreements that will expire within the next 12 months.

15. Transactions With Related Party

Related-Party Sales

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by Boise Inc. and 50% owned by Boise Cascade Holdings, L.L.C. (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade in Louisiana. We are the primary beneficiary of LTP, as we have the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate LTP in our financial statements in our Packaging segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were $3.9 million and $4.0 million at June 30, 2013, and December 31, 2012, respectively. During the three months ended June 30, 2013 and 2012, we recorded $16.8 million and $19.3 million, respectively, and during the six months ended June 30, 2013 and 2012, we recorded $32.5 million and $30.6 million, respectively, of LTP sales to Boise Cascade in "Sales, Related party" in the Consolidated Statements of Operations and approximately the same amount of expenses in "Materials, labor, and other operating expenses (excluding depreciation)." The sales were at prices designed to approximate market prices.

Related-Party Costs and Expenses

During the three months ended June 30, 2013 and 2012, fiber purchases from a related party were $5.3 million and $4.5 million, respectively, and during the six months ended June 30, 2013 and 2012, fiber purchases from a related party were $11.5 million and $9.4 million, respectively. Most of these purchases related to log and chip purchases by LTP from Boise Cascade's wood products business. Costs associated with these purchases were recorded as "Fiber costs from related party" in the Consolidated Statements of Operations.

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

An analysis of operations by segment is as follows (dollars in millions):

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion (c)	EBITDA (d)
Three Months Ended June 30, 2013	Trade	Related Party	Inter- segment	Total
Packaging (a)	$283.0	$16.8	$0.8	$300.6	$31.3	$16.8	$48.1
Paper (a)	313.8	—	21.0	334.8	(9.9)	25.9	15.9
Corporate and Other (b)	8.1	—	7.7	15.7	(9.4)	1.2	(8.1)
Intersegment eliminations	—	—	(29.5)	(29.5)	—	—	—
	$604.8	$16.8	$—	$621.7	12.0	$43.9	$55.8
Interest expense					(15.5)
Interest income					—
					$(3.5)

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (d)
Three Months Ended June 30, 2012	Trade	Related Party	Inter- segment	Total
Packaging	$264.9	$19.3	$0.6	$284.8	$24.8	$15.1	$40.0
Paper	345.5	—	17.7	363.3	19.6	21.3	40.9
Corporate and Other	8.2	—	9.0	17.2	(6.6)	0.8	(5.7)
Intersegment eliminations	—	—	(27.4)	(27.4)	—	—	—
	$618.6	$19.3	$—	$637.8	37.8	$37.3	$75.1
Interest expense					(15.4)
Interest income					0.1
					$22.5

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion (c)	EBITDA (d)
Six Months Ended June 30, 2013	Trade	Related Party	Inter- segment	Total
Packaging (a)	$553.6	$32.5	$1.4	$587.6	$32.2	$33.1	$65.3
Paper (a)	626.7	—	40.9	667.6	9.7	51.8	61.5
Corporate and Other (b)	15.8	—	16.2	32.0	(17.2)	2.4	(14.8)
Intersegment eliminations	—	—	(58.5)	(58.5)	—	—	—
	$1,196.1	$32.5	$—	$1,228.7	24.7	$87.3	$112.0
Interest expense					(30.9)
Interest income					—
					$(6.2)

	Sales				Income (Loss) Before Income Taxes	Depreciation, Amortization, and Depletion	EBITDA (d)
Six Months Ended June 30, 2012	Trade	Related Party	Inter- segment	Total
Packaging	$525.1	$30.6	$1.4	$557.1	$47.3	$30.6	$77.9
Paper	711.1	—	34.6	745.7	53.5	42.5	96.0
Corporate and Other	15.9	—	19.5	35.3	(13.1)	1.7	(11.4)
Intersegment eliminations	—	—	(55.4)	(55.4)	—	—	—
	$1,252.1	$30.6	$—	$1,282.7	87.7	$74.9	$162.6
Interest expense					(30.8)
Interest income					0.1
					$57.0
____________

(a)
During the three months ended June 30, 2013, we recorded $13.3 million of pretax restructuring costs, of which $12.3 million was recorded in our Paper segment, and related primarily to our plan to shut down two paper machines and an off-machine coater at our mill in International Falls, Minnesota, in early fourth quarter 2013. We recorded $1.0 million of costs in our Packaging segment related to restructuring activities due to the conversion of a machine at our mill in DeRidder, Louisiana.

(b)
During the three months ended June 30, 2013, we recorded $2.0 million of transaction-related costs in our Corporate and Other segment. Transaction-related costs include expenses associated with transactions, whether consummated or not. We explore strategic transactions to the extent we believe they may improve our competitive position or enhance shareholder value.

(c)
During the three and six months ended June 30, 2013, we recognized $5.5 million and $10.8 million, respectively, of incremental depreciation expense related to shortening the useful lives of some of our assets, primarily at International Falls, Minnesota. We recognized $3.8 million and $7.6 million of incremental depreciation expense in our Paper segment during the three and six months ended June 30, 2013, respectively, and $1.7 million and $3.2 million of incremental depreciation expense, respectively, in our Packaging segment.

(d)
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

The following is a reconciliation of net income (loss) to EBITDA for Boise Inc. and BZ Intermediate (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$(2.2)	$13.7	$(3.4)	$35.0
Interest expense	15.5	15.4	30.9	30.8
Interest income	—	(0.1)	—	(0.1)
Income tax provision (benefit)	(1.3)	8.8	(2.7)	22.0
Depreciation, amortization, and depletion (c)	43.9	37.3	87.3	74.9
EBITDA	$55.8	$75.1	$112.0	$162.6

17. New and Recently Adopted Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU requires that liabilities related to unrecognized tax benefits offset deferred tax assets for net operating loss carry forwards, a similar tax loss or a tax credit carry forward (Carryforward), if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a Carryforward cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets.  We plan to adopt this ASU in our financial statements for the year ended December 31, 2013. We continue to evaluate the impact of the ASU, but expect the adoption to decrease “Other long-term liabilities” and increase the "Deferred income taxes" liability recorded on our Consolidated Balance Sheets. This ASU will have no effect on our financial position and results of operations.

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

18. Commitments, Guarantees, Indemnifications, and Legal Proceedings

Commitments

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, lease payments, derivative instruments, and obligations to purchase goods and services that are discussed in Note 8, Debt; Note 9, Financial Instruments; Note 14, Leases; and Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K. At June 30, 2013, there have been no material changes to commitments outside the normal course of business.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in merger and acquisition agreements. At June 30, 2013, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such liability was probable and subject to reasonable determination, we would accrue for it at that time.

Legal Proceedings

We are a party to routine proceedings that arise in the course of our business; however, we are not currently a party to any legal proceedings or environmental claims we believe would have a material adverse effect on our financial position, results of operations, or liquidity, either individually or in the aggregate.

19. Consolidating Guarantor and Nonguarantor Financial Information

Our 9% and 8% Senior Notes were issued by Boise Paper Holdings and co-issuers Boise Co-Issuer Company and Boise Finance Company, respectively. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by BZ Intermediate and each of its existing and, to the extent they become guarantors under the Credit Facilities, future subsidiaries other than: (i) Boise Paper Holdings and the co-issuers; (ii) Louisiana Timber Procurement Company, L.L.C.; and (iii) our foreign subsidiaries, including those acquired as part of the Hexacomb Acquisition. Each of the co-issuers of the Senior Notes and each of the subsidiaries of BZ Intermediate that is a guarantor thereof is 100% owned, directly or indirectly, by Boise Paper Holdings.

The following consolidating financial statements present the results of operations, comprehensive income, financial position, and cash flows of (i) BZ Intermediate Holdings LLC (parent); (ii) Boise Paper Holdings and co-issuers; (iii) guarantor subsidiaries; (iv) nonguarantor subsidiaries; and (v) eliminations to arrive at the information on a consolidated basis. Other than these consolidated financial statements and footnotes for Boise Inc. and BZ Intermediate, financial statements and other disclosures concerning the guarantors have not been presented. Management believes that such information is not material to investors and because the cancellation provisions of the guarantor subsidiaries' guarantees are customary and do not permit a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Under these cancellation provisions, each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for the purposes of the covenants included in the Senior Notes indentures, the release of the indebtedness under the indentures, or if the issuers exercise their legal defeasance option or discharge their obligations in accordance with the indentures.

In the following consolidating financial statements, the reclassifications to net income (loss) from accumulated other comprehensive income are recorded primarily in our guarantor subsidiaries. See Note 10, Stockholders' Equity, for additional information related to reclassifications out of accumulated other comprehensive income.

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended June 30, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,998	$588,133	$12,690	$—	$604,821
Intercompany	—	—	2,319	27,417	(29,736)	—
Related party	—	—	—	16,843	—	16,843
	—	3,998	590,452	56,950	(29,736)	621,664

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	3,751	472,833	48,841	(29,736)	495,689
Fiber costs from related party	—	—	—	5,319	—	5,319
Depreciation, amortization, and depletion	—	1,030	42,176	685	—	43,891
Selling and distribution expenses	—	—	33,179	585	—	33,764
General and administrative expenses	—	6,780	11,620	1,293	—	19,693
Restructuring costs	—	—	9,011	—	—	9,011
Other (income) expense, net	—	2,046	(246)	130	—	1,930
	—	13,607	568,573	56,853	(29,736)	609,297

Income (loss) from operations	—	(9,609)	21,879	97	—	12,367

Foreign exchange loss	—	(270)	(32)	(113)	—	(415)
Interest expense	—	(15,435)	—	(21)	—	(15,456)
Interest expense—intercompany	—	(56)	—	(20)	76	—
Interest income	—	1	6	—	—	7
Interest income—intercompany	—	13	63	—	(76)	—
	—	(15,747)	37	(154)	—	(15,864)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(25,356)	21,916	(57)	—	(3,497)
Income tax (provision) benefit	—	1,313	(5)	(19)	—	1,289

Income (loss) before equity in net income (loss) of affiliates	—	(24,043)	21,911	(76)	—	(2,208)
Equity in net income (loss) of affiliates	(2,208)	21,835	—	—	(19,627)	—
Net income (loss)	$(2,208)	$(2,208)	$21,911	$(76)	$(19,627)	$(2,208)

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$3,629	$602,193	$12,763	$—	$618,585
Intercompany	—	—	749	26,293	(27,042)	—
Related party	—	—	—	19,255	—	19,255
	—	3,629	602,942	58,311	(27,042)	637,840

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	3,544	479,689	51,152	(27,042)	507,343
Fiber costs from related party	—	—	—	4,466	—	4,466
Depreciation, amortization, and depletion	—	659	35,976	668	—	37,303
Selling and distribution expenses	—	—	30,627	(59)	—	30,568
General and administrative expenses	—	6,955	11,423	1,657	—	20,035
Other (income) expense, net	—	98	349	(66)	—	381
	—	11,256	558,064	57,818	(27,042)	600,096

Income (loss) from operations	—	(7,627)	44,878	493	—	37,744

Foreign exchange gain (loss)	—	(186)	33	255	—	102
Interest expense	—	(15,440)	—	7	—	(15,433)
Interest expense—intercompany	—	(48)	—	(14)	62	—
Interest income	—	14	40	—	—	54
Interest income—intercompany	—	14	48	—	(62)	—
	—	(15,646)	121	248	—	(15,277)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(23,273)	44,999	741	—	22,467
Income tax provision	—	(8,488)	9	(326)	—	(8,805)

Income (loss) before equity in net income (loss) of affiliates	—	(31,761)	45,008	415	—	13,662
Equity in net income of affiliates	13,662	45,423	—	—	(59,085)	—
Net income	$13,662	$13,662	$45,008	$415	$(59,085)	$13,662

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Operations
For the Six Months Ended June 30, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$7,864	$1,162,844	$25,434	$—	$1,196,142
Intercompany	—	—	4,712	55,407	(60,119)	—
Related party	—	—	—	32,540	—	32,540
	—	7,864	1,167,556	113,381	(60,119)	1,228,682

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	7,487	948,153	96,437	(60,119)	991,958
Fiber costs from related party	—	—	—	11,465	—	11,465
Depreciation, amortization, and depletion	—	1,980	83,993	1,346	—	87,319
Selling and distribution expenses	—	—	61,775	838	—	62,613
General and administrative expenses	—	13,994	22,044	2,578	—	38,616
Restructuring costs	—	—	9,474	—	—	9,474
Other (income) expense, net	—	2,076	(318)	40	—	1,798
	—	25,537	1,125,121	112,704	(60,119)	1,203,243

Income (loss) from operations	—	(17,673)	42,435	677	—	25,439

Foreign exchange loss	—	(434)	(48)	(274)	—	(756)
Interest expense	—	(30,862)	—	(13)	—	(30,875)
Interest expense—intercompany	—	(103)	—	(39)	142	—
Interest income	—	1	13	20	—	34
Interest income—intercompany	—	27	115	—	(142)	—
	—	(31,371)	80	(306)	—	(31,597)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(49,044)	42,515	371	—	(6,158)
Income tax (provision) benefit	—	2,947	(33)	(189)	—	2,725

Income (loss) before equity in net income (loss) of affiliates	—	(46,097)	42,482	182	—	(3,433)
Equity in net income (loss) of affiliates	(3,433)	42,664	—	—	(39,231)	—
Net income (loss)	$(3,433)	$(3,433)	$42,482	$182	$(39,231)	$(3,433)

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Operations
For the Six Months Ended June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$7,300	$1,220,608	$24,205	$—	$1,252,113
Intercompany	—	—	976	52,034	(53,010)	—
Related party	—	—	—	30,573	—	30,573
	—	7,300	1,221,584	106,812	(53,010)	1,282,686

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	7,057	963,719	91,876	(53,010)	1,009,642
Fiber costs from related party	—	—	—	9,412	—	9,412
Depreciation, amortization, and depletion	—	1,322	72,159	1,378	—	74,859
Selling and distribution expenses	—	—	60,847	363	—	61,210
General and administrative expenses	—	14,241	22,777	3,025	—	40,043
Other (income) expense, net	—	152	189	(260)	—	81
	—	22,772	1,119,691	105,794	(53,010)	1,195,247

Income (loss) from operations	—	(15,472)	101,893	1,018	—	87,439

Foreign exchange gain (loss)	—	3	76	180	—	259
Interest expense	—	(30,798)	—	—	—	(30,798)
Interest expense—intercompany	—	(95)	—	(28)	123	—
Interest income	—	48	50	—	—	98
Interest income—intercompany	—	28	95	—	(123)	—
	—	(30,814)	221	152	—	(30,441)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(46,286)	102,114	1,170	—	56,998
Income tax provision	—	(21,629)	(23)	(346)	—	(21,998)

Income (loss) before equity in net income (loss) of affiliates	—	(67,915)	102,091	824	—	35,000
Equity in net income of affiliates	35,000	102,915	—	—	(137,915)	—
Net income	$35,000	$35,000	$102,091	$824	$(137,915)	$35,000

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2,208)	$(2,208)	$21,911	$(76)	$(19,627)	$(2,208)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(195)	—	(195)
Cash flow hedges:
Change in fair value	—	(1,069)	—	—	—	(1,069)
Loss included in net income	—	101	—	—	—	101
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	1,349	—	—	—	1,349
Other	—	(24)	—	—	—	(24)
Equity in other comprehensive income of affiliates	162	(195)	—	—	33	—
	162	162	—	(195)	33	162

Comprehensive income (loss)	$(2,046)	$(2,046)	$21,911	$(271)	$(19,594)	$(2,046)

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$13,662	$13,662	$45,008	$415	$(59,085)	$13,662
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(2,307)	—	(2,307)
Cash flow hedges:
Change in fair value	—	1,459	—	—	—	1,459
Loss included in net income	—	604	—	—	—	604
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	1,585	—	—	—	1,585
Other	—	(5)	—	—	—	(5)
Equity in other comprehensive income of affiliates	1,336	(2,307)	—	—	971	—
	1,336	1,336	—	(2,307)	971	1,336

Comprehensive income (loss)	$14,998	$14,998	$45,008	$(1,892)	$(58,114)	$14,998

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,433)	$(3,433)	$42,482	$182	$(39,231)	$(3,433)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(423)	—	(423)
Cash flow hedges:
Change in fair value	—	587	—	—	—	587
Loss included in net income	—	3	—	—	—	3
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	2,665	—	—	—	2,665
Other	—	(48)	—	—	—	(48)
Equity in other comprehensive income of affiliates	2,784	(423)	—	—	(2,361)	—
	2,784	2,784	—	(423)	(2,361)	2,784

Comprehensive income (loss)	$(649)	$(649)	$42,482	$(241)	$(41,592)	$(649)

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net income	$35,000	$35,000	$102,091	$824	$(137,915)	$35,000
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—	—	(1,452)	—	(1,452)
Cash flow hedges:
Change in fair value	—	(756)	—	—	—	(756)
Loss included in net income	—	1,421	—	—	—	1,421
Amortization of actuarial loss and prior service cost for defined benefit pension plans	—	3,210	—	—	—	3,210
Other	—	(10)	—	—	—	(10)
Equity in other comprehensive income of affiliates	2,413	(1,452)	—	—	(961)	—
	2,413	2,413	—	(1,452)	(961)	2,413

Comprehensive income (loss)	$37,413	$37,413	$102,091	$(628)	$(138,876)	$37,413

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at June 30, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$54,280	$177	$6,629	$—	$61,086
Receivables
Trade, less allowances	—	1,316	243,151	9,881	—	254,348
Intercompany	—	3,265	330	2,149	(5,744)	—
Other	—	2,785	4,439	2,637	—	9,861
Inventories	—	4	284,254	4,449	—	288,707
Deferred income taxes	—	11,997	—	—	—	11,997
Prepaid and other	—	9,144	4,311	684	—	14,139
	—	82,791	536,662	26,429	(5,744)	640,138

Property
Property and equipment, net	—	9,238	1,192,225	11,200	—	1,212,663
Fiber farms	—	—	25,113	—	—	25,113
	—	9,238	1,217,338	11,200	—	1,237,776

Deferred financing costs	—	24,380	—	—	—	24,380
Goodwill	—	—	153,576	6,556	—	160,132
Intangible assets, net	—	—	128,319	13,699	—	142,018
Investments in affiliates	758,305	1,744,654	—	—	(2,502,959)	—
Intercompany notes receivable	—	3,400	1,524	—	(4,924)	—
Other assets	—	5,945	499	185	—	6,629
Total assets	$758,305	$1,870,408	$2,037,918	$58,069	$(2,513,627)	$2,211,073

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at June 30, 2013 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$15,000	$—	$—	$—	$15,000
Accounts payable
Trade	—	11,423	186,106	5,673	—	203,202
Intercompany	—	210	1,934	3,569	(5,713)	—
Accrued liabilities
Compensation and benefits	—	20,817	43,162	1,407	—	65,386
Interest payable	—	10,529	—	—	—	10,529
Other	—	3,859	17,832	3,498	(31)	25,158
	—	61,838	249,034	14,147	(5,744)	319,275

Debt
Long-term debt, less current portion	—	760,000	—	—	—	760,000
Intercompany notes payable	—	—	—	4,924	(4,924)	—
	—	760,000	—	4,924	(4,924)	760,000

Other
Deferred income taxes	—	126,476	53,497	3,327	—	183,300
Compensation and benefits	—	116,077	76	—	—	116,153
Other long-term liabilities	—	47,712	26,102	226	—	74,040
	—	290,265	79,675	3,553	—	373,493

Commitments and contingent liabilities

Capital
Business unit equity	856,825	856,825	1,709,209	36,171	(2,602,205)	856,825
Accumulated other comprehensive loss	(98,520)	(98,520)	—	(726)	99,246	(98,520)
	758,305	758,305	1,709,209	35,445	(2,502,959)	758,305

Total liabilities and capital	$758,305	$1,870,408	$2,037,918	$58,069	$(2,513,627)	$2,211,073

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2012
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$40,801	$516	$8,390	$—	$49,707
Receivables
Trade, less allowances	—	1,458	230,178	8,823	—	240,459
Intercompany	—	2,234	1,580	2,670	(6,484)	—
Other	—	2,880	4,266	1,121	—	8,267
Inventories	—	3	291,065	3,416	—	294,484
Deferred income taxes	—	17,955	—	—	—	17,955
Prepaid and other	—	6,952	1,021	855	—	8,828
	—	72,283	528,626	25,275	(6,484)	619,700

Property
Property and equipment, net	—	7,930	1,203,384	11,687	—	1,223,001
Fiber farms	—	—	24,311	—	—	24,311
	—	7,930	1,227,695	11,687	—	1,247,312

Deferred financing costs	—	26,677	—	—	—	26,677
Goodwill	—	—	153,576	6,554	—	160,130
Intangible assets, net	—	—	133,115	14,449	—	147,564
Investments in affiliates	756,683	1,778,531	—	—	(2,535,214)	—
Intercompany notes receivable	—	3,400	1,524	—	(4,924)	—
Other assets	—	5,992	902	135	—	7,029
Total assets	$756,683	$1,894,813	$2,045,438	$58,100	$(2,546,622)	$2,208,412

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Balance Sheets at December 31, 2012 (continued)
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$10,000	$—	$—	$—	$10,000
Accounts payable
Trade	—	18,547	160,152	6,379	—	185,078
Intercompany	—	571	2,090	3,842	(6,503)	—
Accrued liabilities
Compensation and benefits	—	22,206	47,605	1,139	—	70,950
Interest payable	—	10,516	—	—	—	10,516
Other	—	3,773	14,033	2,703	19	20,528
	—	65,613	223,880	14,063	(6,484)	297,072

Debt
Long-term debt, less current portion	—	770,000	—	—	—	770,000
Intercompany notes payable	—	—	—	4,924	(4,924)	—
	—	770,000	—	4,924	(4,924)	770,000

Other
Deferred income taxes	—	132,841	53,497	3,485	—	189,823
Compensation and benefits	—	121,606	76	—	—	121,682
Other long-term liabilities	—	48,070	24,932	150	—	73,152
	—	302,517	78,505	3,635	—	384,657

Commitments and contingent liabilities

Capital
Business unit equity	857,987	857,987	1,743,053	35,779	(2,636,819)	857,987
Accumulated other comprehensive loss	(101,304)	(101,304)	—	(301)	101,605	(101,304)
	756,683	756,683	1,743,053	35,478	(2,535,214)	756,683

Total liabilities and capital	$756,683	$1,894,813	$2,045,438	$58,100	$(2,546,622)	$2,208,412

BZ Intermediate Holdings LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2013
(unaudited, dollars in thousands)

	BZ Intermediate Holdings LLC (Parent)	Boise Paper Holdings and Co-issuers	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$(3,433)	$(3,433)	$42,482	$182	$(39,231)	$(3,433)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	3,433	(42,664)	—	—	39,231	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	4,454	83,993	1,346	—	89,793
Share-based compensation expense	—	3,076	—	—	—	3,076
Pension expense	—	3,020	—	—	—	3,020
Deferred income taxes	—	(2,501)	—	(123)	—	(2,624)
Restructuring costs	—	—	9,992	—	—	9,992
Other	—	434	676	290	—	1,400
Decrease (increase) in working capital
Receivables	—	(682)	(12,076)	(2,233)	(740)	(15,731)
Inventories	—	(1)	3,691	(1,124)	—	2,566
Prepaid expenses	—	990	(3,290)	173	—	(2,127)
Accounts payable and accrued liabilities	—	(10,294)	9,935	659	740	1,040
Current and deferred income taxes	—	(893)	1	203	—	(689)
Pension payments	—	(5,091)	—	—	—	(5,091)
Other	—	720	(338)	22	—	404
Cash provided by (used for) operations	—	(52,865)	135,066	(605)	—	81,596
Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,240)	(60,481)	(874)	—	(64,595)
Other	—	(434)	1,402	(278)	—	690
Cash used for investment	—	(3,674)	(59,079)	(1,152)	—	(63,905)
Cash provided by (used for) financing
Payments of long-term debt	—	(5,000)	—	—	—	(5,000)
Payments (to) from Boise Inc., net	(1,100)	—	—	—	—	(1,100)
Due to (from) affiliates	1,100	75,018	(76,326)	208	—	—
Other	—	—	—	(212)	—	(212)
Cash provided by (used for) financing	—	70,018	(76,326)	(4)	—	(6,312)
Increase (decrease) in cash and cash equivalents	—	13,479	(339)	(1,761)	—	11,379
Balance at beginning of the period	—	40,801	516	8,390	—	49,707
Balance at end of the period	$—	$54,280	$177	$6,629	$—	$61,086

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

Executive Summary and Outlook

During second quarter 2013, we reported a $2.2 million net loss and $71.2 million of EBITDA (earnings before interest, taxes, and depreciation, amortization, and depletion) excluding special items, compared with net income of $13.7 million and EBITDA excluding special items of $75.1 million during second quarter 2012. During the six months ended June 30, 2013, we reported a $3.4 million loss and $127.3 million of EBITDA excluding special items, compared with $35.0 million of net income and $162.6 million of EBITDA excluding special items during the six months ended June 30, 2012. During the three and six months ended 2013, our results were affected by $15.3 million of expense for special items, related primarily to our plan to shut down two paper machines and an off-machine coater at our mill in International Falls, Minnesota, in early fourth quarter 2013. The changes at International Falls will reduce our annual uncoated freesheet capacity by approximately 115,000 tons, or 9%, and allow us to focus our efforts on key products and machines that drive our profitability, improve our cash flow, and enhance the overall competitiveness of our International Falls, Minnesota, mill and our Paper business. Additionally, during the three and six months ended June 30, 2013, we recorded $5.5 million and $10.8 million of incremental depreciation expense related to shortening the useful lives of some of our assets, primarily at our mill in International Falls. Compared with the first half of 2012, we recognized $14.0 million of higher maintenance outage costs, related primarily to the cold outage in first quarter 2013 at our DeRidder, Louisiana, mill, which occurs once every five years. During the three and six months ended June 30, 2013, prices for our corrugated containers and sheets increased, compared with the same periods a year ago, while lower uncoated freesheet net sales prices affected our Paper segment results. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to the special items and pricing for our products.

In our Packaging segment, year-to-date 2013 corrugated product sales volumes increased 5%, while U.S. industry year-to-date 2013 containerboard average weekly box shipments increased less than 1%, according to the American Forest & Paper Association (AF&PA) compared with the same period in 2012. We benefited from the implementation of the linerboard price increase we announced in fall 2012. Sales prices for newsprint decreased during the quarter compared with the second quarter of last year. Prices for our corrugated containers and sheets increased $4 per msf, or 5%, in second quarter 2013, compared with second quarter 2012. During second quarter 2013, we began to see some margin improvements in our operations in California and Texas, which experienced competitive pressures in recent quarters. We continue to increase our vertical integration, which reduces linerboard sales to export markets.

In May 2013, we announced plans to convert our idled newsprint machine in DeRidder, Louisiana, to produce lightweight linerboard and corrugating medium and install an old corrugated container (OCC) pulping facility at the mill. We expect to invest between $110 million and $120 million on the conversion and OCC pulping facility. The investment increases the mill's overall containerboard output by approximately 300,000 tons. The project is underway, and we are targeting a mid-2014 start-up for the completed project.

In our Paper segment, we continue to face declining prices for our communication-grade papers. Excluding volumes from our St. Helens, Oregon, mill, which ceased paper production in December 2012, our average net sales price for uncoated freesheet declined from $967 per short ton in second quarter 2012 to $915 per short ton in second quarter 2013, or 5%, and our volumes increased 1%. According to AF&PA, U.S. industry shipments for uncoated freesheet papers were down 4% year-to-date 2013, compared with the same period in 2012.

Our financial position remains strong. As of June 30, 2013, we had $61.1 million of cash and cash equivalents, $775.0 million in total debt, and $493.0 million of unused borrowing capacity under our revolving credit facility. In both our segments, we continue to look for ways to decrease production costs and improve our margins. In our Packaging segment, we expect to begin benefiting from the $50-per-ton linerboard price increase, announced in May 2013, in third quarter with a full realization expected in fourth quarter 2013. During third quarter 2013, we will perform maintenance outage work on two power boilers at our mill in DeRidder, Louisiana, at an estimated total cost of approximately $4 million. We expect total maintenance outage costs for our Packaging segment to be approximately $26 million in 2013, compared with $11 million in 2012. We expect the machine shut downs in International Falls, Minnesota, to proceed as planned in the second half of the year, with a modestly positive net cash effect, after considering working-capital recapture and tax benefits. In the second half of 2013, we expect higher overall energy prices and relatively stable fiber and chemical prices.

Financial Results

The following table sets forth our financial results (dollars in millions, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Sales	$621.7	$637.8	$1,228.7	$1,282.7
Net income (loss)	(2.2)	13.7	(3.4)	35.0
Net income (loss) per diluted share	(0.02)	0.14	(0.03)	0.35
Net income excluding special items	10.5	13.7	12.6	35.0
Net income excluding special items per diluted share	0.10	0.14	0.12	0.35
EBITDA	55.8	75.1	112.0	162.6
EBITDA excluding special items	71.2	75.1	127.3	162.6

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

Non-GAAP Measures

This report contains several financial measures that are not measures under U.S. generally accepted accounting principles (GAAP). These measures include net income excluding special items, net income excluding special items per diluted share, EBITDA and EBITDA excluding special items. EBITDA represents income (loss) before interest (interest expense and interest income), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. Net income excluding special items represents net income adjusted by eliminating items that we believe are not consistent with our ongoing operations. The Company uses these measures to focus on ongoing operations and believes they are useful to investors because these measures enable meaningful comparisons of past and present operating results.

The following table reconciles net income (loss) to net income excluding special items and presents net income per diluted share excluding special items (dollars and shares in millions, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$(2.2)	$13.7	$(3.4)	$35.0
Restructuring costs (a)	13.3	—	13.3	—
Incremental depreciation due to changes in estimated useful lives (a)	5.5	—	10.8	—
Transaction-related costs (b)	2.0	—	2.0	—
Tax provision for special items (c)	(8.0)	—	(10.1)	—
Net income excluding special items	$10.5	$13.7	$12.6	$35.0
Weighted average diluted shares outstanding (d)	100.5	101.0	100.4	101.2
Net income (loss) per diluted share	$(0.02)	$0.14	$(0.03)	$0.35
Net income per diluted share excluding special items	$0.10	$0.14	$0.12	$0.35
 ____________

(a)	See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to restructuring costs and depreciation expenses.

(b)
Transaction-related costs include expenses associated with transactions, whether consummated or not. We explore strategic transactions to the extent we believe they may improve our competitive position or enhance shareholder value.

(c)	Special items are tax effected in the aggregate at an assumed combined federal and state statutory rate in effect for the period.

(d)
For the three and six months ended June 30, 2013, basic and diluted weighted average common shares outstanding reported in our Consolidated Statements of Operations were 100.5 million and 100.4 million, respectively. Adjusting for the special items above, diluted weighted average common shares outstanding increased 0.3 and 0.5 million shares, respectively, to reflect the incremental effect of dilutive common stock equivalents.

The Company believes that using this information, along with their comparable GAAP measures, provides for a more complete analysis of the results of operations. The following table provides a reconciliation of net income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income (loss)	$(2.2)	$13.7	$(3.4)	$35.0
Interest expense	15.5	15.4	30.9	30.8
Interest income	—	(0.1)	—	(0.1)
Income tax provision (benefit)	(1.3)	8.8	(2.7)	22.0
Depreciation, amortization, and depletion	43.9	37.3	87.3	74.9
EBITDA	$55.8	$75.1	$112.0	$162.6
Restructuring costs	13.3	—	13.3	—
Transaction-related costs	2.0	—	2.0	—
EBITDA excluding special items	$71.2	$75.1	$127.3	$162.6

Segment Highlights

Set forth below are our average net selling prices and volumes for our principal products, as well as some key financial information by segment (volumes in thousands of short tons and dollars per short ton, except corrugated containers and sheets, dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Packaging
Net sales prices (a)
Linerboard, Total	$538	$452	$522	$451
Linerboard, External sales	479	404	472	400
Newsprint	510	542	516	541
Corrugated containers and sheets ($/msf)	80	76	79	76
Sales volumes (thousands of short tons, except corrugated)
Linerboard, Total	151.5	146.0	290.3	298.6
Linerboard, External sales	38.6	38.2	75.3	91.1
Newsprint	58.4	58.3	112.3	113.0
Corrugated containers and sheets (mmsf)	2,613	2,485	5,165	4,918
Input and outage costs
Key input costs
Fiber, including purchased rollstock (b)	$70.2	$63.6	$145.4	$129.3
Energy	16.9	13.4	33.1	28.4
Chemicals	12.2	10.4	23.1	20.6
Outage costs	—	5.9	22.4	7.7
EBITDA (c)	48.1	40.0	65.3	77.9
EBITDA excluding special items (c)	49.1	40.0	66.3	77.9
Assets	986.1	943.5
Paper
Net sales prices (a)
Uncoated freesheet (d)	$914	$972	$922	$974
Uncoated freesheet, excluding St. Helens (e)	915	967	922	970
Corrugating medium	586	481	574	482
Market pulp, External sales	472	481	471	479
Sales volumes
Uncoated freesheet (d)	301.4	312.5	600.2	637.6
Uncoated freesheet, excluding St. Helens (e)	300.5	297.6	596.0	607.1
Corrugating medium	34.4	34.2	67.6	66.7
Market pulp, External sales	6.3	10.3	7.6	18.8
Input and outage costs
Key input costs
Fiber (f)	$62.5	$78.2	$131.6	$163.1
Energy	33.3	32.2	67.7	67.2
Chemicals	51.8	53.1	102.6	106.4
Outage costs	8.7	9.8	9.1	9.8
EBITDA (c)	15.9	40.9	61.5	96.0
EBITDA excluding special items (c)	28.2	40.9	73.8	96.0
Assets	1,110.6	1,198.3
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

(b)	Includes purchases of corrugating medium from our Paper segment, which are eliminated in consolidation.

(c)	For reconciliations of non-GAAP measures see "Non-GAAP Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(d)	Includes cut-size office papers, printing and converting papers, and label and release papers.

(e)	We ceased paper production at our mill in St. Helens, Oregon, in December 2012.

(f)	Fiber costs at our mill in St. Helens, Oregon, were $6.7 million and $13.5 million for the three and six months ended June 30, 2012, respectively.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	Competing technologies, including electronic substitution, that affect the demand for our products.

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand.

•	Availability and affordability of raw materials, including wood fiber, energy, and chemicals.

•	General global economic conditions, including, but not limited to, durable and nondurable goods production and white-collar employment.

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged.

•	Integration of our acquisitions.

•	Major equipment failure or significant operational setbacks.

•	Our customer concentration and the ability of our customers to pay.

•	Labor and personnel relations.

•	The ability of our lenders, customers, and suppliers to continue to conduct their businesses.

•	Pension funding requirements.

•	Credit or currency risks affecting our revenue and profitability.

•	Severe weather phenomena such as drought, hurricanes and significant rainfall, tornadoes, and fire.

•	The other factors described in "Part I, Item 1A. Risk Factors" of our 2012 Annual Report on Form 10-K.

Our Operating Results

The following table sets forth our operating results in dollars and as a percentage of sales (dollars in millions, except percent-of-sales data):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Sales
Trade	$604.8	$618.6	$1,196.1	$1,252.1
Related party	16.8	19.3	32.5	30.6
	621.7	637.8	1,228.7	1,282.7

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	495.7	507.3	992.0	1,009.6
Fiber costs from related party	5.3	4.5	11.5	9.4
Depreciation, amortization, and depletion	43.9	37.3	87.3	74.9
Selling and distribution expenses	33.8	30.6	62.6	61.2
General and administrative expenses	19.7	20.0	38.6	40.0
Restructuring costs	9.0	—	9.5	—
Other (income) expense, net	1.9	0.4	1.8	0.1
	609.3	600.1	1,203.2	1,195.2

Income from operations	$12.4	$37.7	$25.4	$87.4

Sales
Trade	97.3%	97.0%	97.4%	97.6%
Related party	2.7	3.0	2.6	2.4
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	79.7%	79.5%	80.7%	78.7%
Fiber costs from related party	0.9	0.7	0.9	0.7
Depreciation, amortization, and depletion	7.1	5.8	7.1	5.8
Selling and distribution expenses	5.4	4.8	5.1	4.8
General and administrative expenses	3.2	3.1	3.1	3.1
Restructuring costs	1.4	—	0.8	—
Other (income) expense, net	0.3	0.1	0.1	—
	98.0%	94.1%	97.9%	93.2%

Income from operations	2.0%	5.9%	2.1%	6.8%

Operating Results

Sales
For the three months ended June 30, 2013, total sales decreased $16.2 million, or 3%, to $621.7 million, compared with $637.8 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, total sales decreased $54.0 million, or 4%, to $1,228.7 million, compared with $1,282.7 million for the six months ended June 30, 2012. In both periods, the decrease was the result of a combination of lower sales prices for uncoated freesheet in our Paper segment and lower sales prices for newsprint in our Packaging segment, offset partially by increases in prices and sales volumes for our corrugated products in our Packaging segment.

Packaging. Sales increased $15.8 million, or 6%, to $300.6 million for the three months ended June 30, 2013 from $284.8 million for the three months ended June 30, 2012. Sales increased $30.5 million, or 5%, to $587.6 million for the six months ended June 30, 2013 from $557.1 million for the six months ended June 30, 2012. The increase in both periods related primarily to benefits from the implementation of the linerboard price increase we announced in fall 2012, and 5% sales volume growth in our network of box plants, offset partially by a 6% decline in average newsprint sales prices. Prices for our corrugated containers and sheets increased $4 per msf, or 5%, in second quarter 2013, compared with second quarter 2012, and $3 per msf, or 4%, for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, respectively.

Paper. Sales decreased $28.4 million, or 8%, to $334.8 million for the three months ended June 30, 2013, from $363.3 million for three months ended June 30, 2012. Sales were $667.6 million for the six months ended June 30, 2013, down from $745.7 million for the six months ended June 30, 2012. The following discussion of our Paper sales excludes sales at our St. Helens, Oregon, mill, which ceased paper production in December 2012. Excluding St. Helens, sales decreased $11.8 million and $46.7 million, for the three and six months ended June 30, 2013, respectively. Our average net sales price for uncoated freesheet declined from $967 per short ton in second quarter 2012 to $915 in second quarter 2013, or 5%, which is consistent with the uncoated freesheet price declines of 5% reported by Resource Information Systems Inc. (RISI) over the same period. Our average net sales price for uncoated freesheet declined from $970 per short ton for the first six months of 2012 to $922 for the first six months of 2013, or 5%, which is slightly above the uncoated freesheet price declines of 4% reported by RISI over the same period. Sales volumes increased 1% during the second quarter 2013, compared with the second quarter 2012, but have declined 2% in the first half of 2013, compared with the first half of 2012.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation), including the cost of fiber from a related party, decreased $10.8 million to $501.0 million for the three months ended June 30, 2013, compared with $511.8 million for the three months ended June 30, 2012. During the three months ended June 30, 2013 and 2012, materials, labor, and other operating expenses, including the cost of fiber from a related party, were 81% and 80% of sales, respectively. Materials, labor, and other operating expenses, including the cost of fiber from related parties, decreased $15.6 million to $1,003.4 million for the six months ended June 30, 2013, compared with $1,019.1 million for the six months ended June 30, 2012. During these periods, materials, labor, and other operating expenses, including the cost of fiber from a related party, were 82% and 79% of sales, respectively, as our costs did not decline at the same rate as our sales. The increase as a percentage of sales is also due in part to $22.4 million of costs related to the maintenance cold outage in first quarter 2013 at our DeRidder, Louisiana, mill.

The table below breaks out our most significant costs: fiber (including purchased rollstock consumed in our corrugated operations), chemicals, energy, and labor (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Fiber	$110.9	$123.4	$234.7	$256.4
Chemicals	64.0	63.5	125.7	127.0
Energy	50.2	45.6	101.0	95.8
Labor	86.9	90.1	174.4	181.0
	$312.0	$322.7	$635.8	$660.1

Fiber. Costs for fiber in second quarter 2013, including purchased rollstock consumed in our corrugated operations, increased $6.6 million in our Packaging segment and decreased $15.7 million in our Paper segment, compared with the same period in 2012. Delivered-fiber costs in all of our operating regions include the cost of diesel, which decreased slightly in second quarter 2013, compared with the prior-year quarter, but remains high. Compared with the six months ended June 30, 2012, total costs for fiber, including purchased rollstock consumed in our corrugated operations, increased $16.2 million in our Packaging segment and decreased $31.5 million in our Paper segment. Higher diesel costs increased the cost to harvest and transport wood to the mills, unfavorably affecting fiber costs in all of our regions.

Fiber costs, including purchased rollstock costs, in our Packaging segment increased due to linerboard price increases and increases in sales volumes of our corrugated containers and sheets. Fiber costs at our mill in

DeRidder, Louisiana, increased in the second quarter and first half of 2013, compared with the same periods last year, due to higher prices for wood fiber, offset partially by decreased consumption of wood and secondary fiber.

Fiber costs decreased in our Paper segment during the second quarter by $15.7 million and by $31.5 million during the first half of 2013, compared with the same periods last year. As a result of ceasing paper production at our mill in St. Helens, Oregon, fiber costs decreased $6.7 million and $13.6 million, during the three and six months ended June 30, 2013. In Washington, fiber costs decreased for the three and six months ended June 30, 2013, compared with the corresponding periods in the prior year, due primarily to lower prices for wood and secondary fiber. In Minnesota, pulp prices decreased and consumption increased for both second quarter and year-to-date, and we reduced our consumption of wood fiber due to increased costs for wood fiber. In Alabama, fiber costs were essentially flat, as increases in prices were offset by lower consumption of fiber.

Chemicals. Chemical costs increased $1.8 million in our Packaging segment and decreased $1.3 million in our Paper segment during the three months ended June 30, 2013, compared with the three months ended June 30, 2012. Chemical costs increased $2.5 million in our Packaging segment and decreased $3.8 million in our Paper segment during the six months ended June 30, 2013, compared with the six months ended June 30, 2012. The increased costs in our Packaging segment were primarily the result of increased consumption. The decreased costs in our Paper segment were primarily the result of ceasing paper production at our St. Helens, Oregon, mill in December 2012.

Energy. Compared with the three months ended June 30, 2012, energy costs increased $3.5 million in our Packaging segment and $1.1 million in our Paper segment during the three months ended June 30, 2013. In our Packaging segment the increase related primarily to higher costs for electricity. In our Paper segment, the increase was due primarily to higher prices for fuel, offset partially by decreased consumption of fuel and electricity at our mill in St. Helens, Oregon. Energy costs increased $4.7 million in our Packaging segment and $0.5 million in our Paper segment during the six months ended June 30, 2013, compared with the six months ended June 30, 2012. The increase in energy costs in our Packaging segment was due primarily to higher prices for fuel and electricity.

Labor. Labor costs recorded in "Materials, labor, and other operating expenses (excluding depreciation)" decreased $3.2 million and $6.6 million, respectively, compared with the the three and six months ended June 30, 2012. The decreases were primarily attributable to ceasing paper production at our St. Helens, Oregon, mill in December 2012. Labor costs are not as volatile as wood fiber costs and energy; however, they make up a significant component of our operating costs and tend to increase over time.

Selling and distribution expenses. Selling and distribution expenses increased $3.2 million and $1.4 million, compared with the three and six months ended June 30, 2012, as a result of temporarily higher costs for marketing programs in our Paper segment.

Depreciation, amortization, and depletion increased during the three and six months ended June 30, 2013, compared with the corresponding periods in 2012. The increases were due primarily to incremental depreciation expense related to shortening the useful lives of some of our assets, primarily at our mill in International Falls, Minnesota.

General and administrative expenses were essentially flat as a percentage of sales for the three and six months ended June 30, 2013, compared with the same periods in 2012.

Restructuring costs. During second quarter 2013, we recorded $13.3 million of pretax restructuring costs, of which $12.3 million was recorded in our Paper segment and related primarily to our plan to shut down two paper machines and an off-machine coater at our mill in International Falls, Minnesota, in early fourth quarter 2013. We recorded $1.0 million of costs in our Packaging segment related to restructuring activities in connection with our recently announced project to convert a machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium. The $13.3 million of costs included approximately $6.3 million of noncash charges related primarily to inventory and asset write-downs, and approximately $7.0 million of cash costs related to employee severance. We expect to pay most of these cash costs in late 2013 and early 2014. In addition to the amounts recorded in "Restructuring costs" on our Consolidated Statements of Operations, we recorded $4.0 million of other restructuring costs that related primarily to inventory write-downs in "Materials, labor, and other operating expenses (excluding depreciation)", during the three and six months ended June 30, 2013.

Other (income) expense, net. Other (income) expense, net increased $1.5 million and $1.7 million when comparing the three and six months ended June 30, 2013, with the corresponding periods in the prior year. This increase related primarily to transaction-related costs of $2.0 million in the three and six months ended June 30, 2013. Transaction-related costs include expenses associated with transactions, whether consummated or not. We explore strategic transactions to the extent we believe they may improve our competitive position or enhance shareholder value.

Income From Operations

Income from operations for the three months ended June 30, 2013, was $12.4 million, compared with $37.7 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, income from operations was $25.4 million, compared with $87.4 million for the six months ended June 30, 2012. In both periods, our results were affected by the decrease in income from operations related primarily to charges taken for the announced restructuring activities, discussed above, at our mill in International Falls, Minnesota, incremental depreciation related to shortening the useful lives of some of our assets, and lower prices and volumes for uncoated freesheet and lower prices for newsprint, offset partially by higher prices for corrugated containers and sheets. During the six months ended June 30, 2013, we also recognized $14.0 million of higher maintenance outage costs, related primarily to the cold outage, which occurs once every five years, at our DeRidder mill.

Packaging. Segment income from operations increased $6.5 million to $31.3 million during the three months ended June 30, 2013, compared with $24.8 million for the same period last year. The increase in segment income resulted from higher prices and volumes for corrugated products and $5.9 million of lower maintenance outage costs, offset partially by lower prices for newsprint. Segment income from operations decreased $15.1 million to $32.2 million during the six months ended June 30, 2013, compared with $47.3 million for the same period last year. This decrease is primarily attributable to higher maintenance outage costs of $14.7 million and lower newsprint prices. Fiber, energy, and chemical costs all increased due to increased prices and consumption due to increased sales volumes.

Paper. Segment loss from operations was $9.9 million during the three months ended June 30, 2013, compared with income of $19.6 million for the three months ended June 30, 2012. Segment income from operations decreased $43.8 million to $9.7 million during the six months ended June 30, 2013, compared with $53.5 million for the same period last year. In both periods, lower uncoated freesheet net selling prices negatively affected our results. In addition, both 2013 periods included $12.3 million of pretax restructuring costs, which related to our announced shut down of two paper machines and an off-machine coater at our mill in International Falls, Minnesota, as discussed above. The three and six months ended June 30, 2013, also included $3.8 million and $7.6 million of incremental depreciation expense at International Falls, Minnesota, related to shortening the useful lives of the assets we will shut down in the second half of 2013. During the three months ended June 30, 3013, $15.2 million, $1.3 million, and $1.1 million of lower fiber, chemical, and outage costs, respectively, partially offset the declines. During the six months ended June 30, 2013, fiber costs decreased $30.6 million and chemical costs decreased $3.8 million, due largely to our decision to cease paper production at our mill in St. Helens, Oregon, in December 2012.

Other

Income taxes. For the three months ended June 30, 2013 and 2012, we recorded $1.3 million of income tax benefit and $8.8 million of income tax expense, respectively, and had effective tax rates of 36.9% and 39.2%, respectively. For the six months ended June 30, 2013 and 2012, we recorded an income tax benefit of $2.7 million and income tax expense of $22.0 million, respectively, and had effective tax rates of 44.3% and 38.6%, respectively. In 2013, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of lower income from operations, discrete items, and the effect of state taxes. In 2012, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state taxes.

Industry Activities

In May 2013, KPS Capital Partners, LP, announced that, through a newly formed company, Expera Specialty Solutions, LLC, it had entered into definitive agreements with Wausau Paper Corp. to acquire Wausau's specialty paper business and with Packaging Dynamics Corporation to acquire their specialty paper business known as Thilmany. Wausau and Thilmany are both leading, integrated North American manufacturers of specialty paper products for the food packaging, industrial, and pressure-sensitive release liner markets.

In July 2013, KapStone Paper and Packaging Corporation acquired the stock of Longview Fibre Paper and Packaging, Inc. Longview is a leading manufacturer of high-quality containerboard, lightweight high-performance multiwall paper, specialty Kraft papers, and corrugated containers located in the Pacific Northwest, including a mill located in Longview, Washington, equipped with five paper machines that produce 1.15 million tons of containerboard and Kraft paper annually.

We have not experienced any immediate impact on our operations as a result of these announcements.

Liquidity and Capital Resources

During the first half of 2013, we generated $81.6 million of cash from operations, which included contributions of $5.1 million to our pension plans, invested $64.6 million in property and equipment, and repaid $5.0 million of long-term debt. At June 30, 2013, we had $61.1 million of cash and cash equivalents and $493.0 million of liquidity from unused borrowing capacity under our revolving credit facility, net of letters of credit. Our cash equivalents are invested in bank deposits and money market funds that are broadly diversified in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

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

	Six Months Ended June 30
	2013	2012
Cash provided by operations	$81.6	$73.1
Cash used for investment	(63.9)	(51.9)
Cash used for financing	(6.3)	(58.8)

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. During the six months ended June 30, 2013 and 2012, our operating activities provided $81.6 million and $73.1 million of cash, respectively. Compared with the six months ended June 30, 2012, cash provided by operations increased primarily as a result of a $36.9 million decrease in cash used for working capital and a $13.1 million decrease in pension contributions, offset partially by lower income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our lower operating results.

Working capital increased $14.3 million during the six months ended June 30, 2013, compared with an increase of $51.2 million during the six months ended June 30, 2012. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The increase in working capital during the six months ended June 30, 2013, related primarily to increased accounts receivable. Accounts receivable increased during the six months ended June 30, 2013, as the June month-end fell on a Sunday, affecting the timing of collections.

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

Investment Activities

Cash investment activities used $63.9 million and $51.9 million for the six months ended June 30, 2013 and 2012, respectively. In each period, these expenditures related primarily to expenditures for property and equipment.

We expect capital investments in 2013 to be between $187 million and $202 million, excluding acquisitions. This level of capital investment includes the planned conversion of our idled newsprint machine at our mill in DeRidder, Louisiana and the installation of an old corrugated container, or OCC, pulping facility at the mill, as well as planned cost-reduction and improvement projects in our corrugated operations. We expect to invest between $110 million and $120 million on the conversion and OCC pulping facility, of which we expect to spend $35 million to $40 million in 2013, with the remaining amounts invested in 2014. Our capital investments could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. Of the amount we expect to spend for capital investments in 2013, approximately $4 million relates to environmental compliance requirements. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. Our preliminary estimates indicate we will incur additional capital spending of $33 million to $38 million for compliance with Boiler MACT rules at our paper mills over the next three years, which includes the $4 million we expect to spend in 2013, as discussed above. For additional information, see the discussion under the heading "Environmental" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K.

Financing Activities

Cash used for financing activities was $6.3 million for the six months ended June 30, 2013, compared with $58.8 million of cash used by financing activities for the same period in 2012. Financing activities for the six months ended June 30, 2013, related primarily to $5.0 million of debt repayments. Financing activities for the six months ended June 30, 2012, included a $47.5 million payment of a special dividend and $5.0 million of debt repayments.

For additional information related to our borrowings, see Note 8, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K and

Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see the discussion under the heading "Contractual Obligations" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. At June 30, 2013, there have been no material changes to our contractual obligations from those disclosed in our 2012 Form 10-K.

Off-Balance-Sheet Activities

At June 30, 2013, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q describes the nature of our guarantees and the events or circumstances that would require us to perform under the guarantees.

Environmental

For information on environmental issues, see the discussion under the heading "Environmental" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. At June 30, 2013, there have been no material changes to our environmental information from that disclosed in our 2012 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see the discussion under the heading "Critical Accounting Estimates" in "Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2012 Form 10-K. At June 30, 2013, there have been no material changes to our critical accounting estimates from those disclosed in our 2012 Form 10-K.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 17, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk can be found under the caption "Liquidity and Capital Resources" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. At June 30, 2013, there have been no material changes in our exposure to market risk from those disclosed in our 2012 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during the quarter ended June 30, 2013, that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the "Executive Summary" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission (SEC). During the three months ended June 30, 2013, there have been no material changes to the risk factors presented in "Part I, Item 1A. Risk Factors" of our Form 10-K for the year ended December 31, 2012. We do not assume any obligation to update any forward-looking statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2011, we announced our intent to repurchase up to $150 million of our common stock through a variety of methods, including in the open market, in privately negotiated transactions, or through structured share repurchases. As of June 30, 2013, we had repurchased 21,150,992 common shares for an average price of $5.74. No repurchases were made during the second quarter of 2013.

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
Date: August 1, 2013

BOISE INC.
BZ INTERMEDIATE HOLDINGS LLC
INDEX TO EXHIBITS
Filed or Furnished With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Exhibit Number	Filing Date

10.1	Paper Purchase Agreement Dated June 25, 2011, Between Boise White Paper, L.L.C. and OfficeMax Incorporated				X

10.2	First Amendment to Paper Purchase Agreement Dated June 20, 2013, Between Boise White Paper, L.L.C. and OfficeMax Incorporated				X

11	Presented in Footnote 3, Net Income (Loss) Per Common Share, to Condensed Notes to Unaudited Quarterly Consolidated Financial Statements				X

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Inc. and BZ Intermediate Holdings LLC				X

101	Financial Statements in XBRL Format				X